Form 10-Q
period 1996-03-31
EQUUS GAMING CO LP
filed 1996-05-15
CIK 928423

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              FOR  THE  QUARTERLY  PERIOD  ENDED MARCH 31, 1996,  OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM  __________TO___________

                       Commission file number 000-25306

                           EQUUS GAMING COMPANY L.P.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Virginia                                  52-1846102
           --------------------------------------------------
           (State or other jurisdiction of(I.R.S. Employer incorporation or organization)Identification No.)

                         222 Smallwood Village Center
                         St. Charles, Maryland   20602
                   ----------------------------------------
             (Address of Principal Executive Offices and Zip Code)

                                (301) 843-8600
             -----------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
           -------------------------------------------------------
            (Former name, former address and former fiscal year, if
                          changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X   No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 6,333,617 Class A Units

                           EQUUS GAMING COMPANY L.P.
                                   FORM 10 Q

                                     INDEX

                                                                     Page
PART I - FINANCIAL INFORMATION                                      Number

  Item 1 - Financial Statements

     Equus Gaming Company L.P.

        Consolidated Statements of Loss for the Three Months
        Ended March 31, 1996 and 1995 (Unaudited)                      1

        Consolidated Balance Sheets at March 31, 1996 and
        December 31, 1995 (Unaudited)                                  2

        Consolidated Statement of Changes in Partners' Deficit
        for the Three Months Ended March 31, 1996 (Unaudited)          4

        Consolidated Statements of Cash Flows for the Three Months
        Ended March 31, 1996 and 1995  (Unaudited)                     5

        Notes to Consolidated Financial Statements                     7

     Housing Development Associates S.E.:

        Consolidated Statements of Income for the Three Months
        Ended March 31, 1996 and 1995. (Unaudited)                    26

        Consolidated Balance Sheets at March 31, 1996 and
        December 31, 1995 (Unaudited)                                 27

        Consolidated Statement of Changes in Partners' Deficit
        for the Three Months Ended March 31, 1996 (Unaudited)         29

        Consolidated Statements of Cash Flows for the Three Months
        Ended March 31, 1996 and 1995  (Unaudited)                    30

        Notes to Consolidated Financial Statements                    32

     El Comandante Operating Company, Inc.:

        Statements of Revenues and Expenses for the Three Months
        Ended March 31, 1996 and 1995 (Unaudited)                     47

        Statements of Net Assets (Liabilities) at March 31, 1996
        and December 31, 1995 (Unaudited)                             48

        Statement of Changes in Net Assets (Liabilities) for the
        Three Months Ended March 31, 1996 (Unaudited)                 50

      3                    EQUUS GAMING COMPANY L.P.
                                   FORM 10 Q

                                     INDEX
                                                                       Page
                                                                      Number

        Statements of Cash Flows for the Three Months Ended
        March 31, 1996 and 1995  (Unaudited)                            51

        Notes to Financial Statements                                   53

     Equus Management Company:

        Balance Sheet at March 31, 1996                                 63

        Notes to Balance Sheet                                          64

  Item 2 -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         65

     Equus Gaming Company L.P.

        Results of Operations for the Three Months Ended March 31,
        1996 and 1995                                                   66

        Liquidity and Capital Resources                                 68

        Proforma Results of Operations for the Three Months Ended
        March 31, 1996 and 1995                                         69

     Housing Development Associates S.E.:

        Results of Operations for the Three Months Ended March 31,
        1996 and 1995                                                   72

        Liquidity and Capital Resources                                 75

PART II - OTHER INFOMATION

  Item 1 -  Legal Proceedings                                           78

  Item 2 -  Material Modifications of Rights of Registrant's
             Securities                                                 78

  Item 3 -  Default upon Senior Securities                              78

  Item 4 -  Submission of Matters to a Vote of Security Holders         78

  Item 5 -  Other Information                                           78

  Item 6 -  Exhibits and Reports on Form 8-K                            78

  Signatures                                                            79
      4                    EQUUS GAMING COMPANY L.P.
                        CONSOLIDATED STATEMENTS OF LOSS
                     FOR THE THREE MONTHS ENDED MARCH 31,
                                  (Unaudited)
                                                    1996         1995
                                                 ----------   ----------
REVENUES:
  Rental income from El Comandante Race Track    $3,801,669   $  956,942
  Cash distribution from Housing Development
     Associates S.E.("HDA")                           -          134,000
  Dominican Republic racing-
     Commissions on wagering                      1,307,138       66,339
     Other revenues                                 196,214        9,949
  Television Stations                               500,243       60,501
  Interest income                                    29,379        9,476
                                                 ----------   ----------
     Total revenues                               5,834,643    1,237,207
                                                 ----------   ----------
EXPENSES:
  Financial                                       2,302,299      588,565
  Depreciation                                      624,841      121,594
  General and administrative                        407,153      162,708
  Management fees                                   117,611       67,583
  Operating costs of Dominican Republic racing    1,749,674      123,898
  Operating costs of Television Stations            515,224      218,501
                                                 ----------   ----------
     Total expenses                               5,716,802    1,282,849
                                                 ----------   ----------
LOSS BEFORE INCOME TAXES AND MINORITY INTERESTS     117,841      (45,642)

PROVISION FOR INCOME TAXES:
  Current                                            18,209       39,193
  Deferred                                          212,742       21,421
                                                 ----------   ----------
LOSS BEFORE MINORITY INTERESTS                     (113,110)    (106,256)

MINORITY INTERESTS                                  (99,794)     (24,895)
                                                 ----------   ----------
NET LOSS                                         $  (13,316)  $  (81,361)
                                                 ==========   ==========
ALLOCATION OF NET LOSS:
  General Partners                               $     (133)  $  (72,148)
  Limited Partners                                  (13,183)      (9,213)
                                                 ----------   ----------
                                                 $  (13,316)  $  (81,361)
                                                 ==========   ==========
NET LOSS PER UNIT                                $    -       $     .02
                                                 ==========   ==========
WEIGHTED AVERAGE UNITS OUTSTANDING                6,333,617    3,384,760
                                                 ==========   ==========

                  The accompanying notes are an integral part
                       of these consolidated statements.
      5                    EQUUS GAMING COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                  March 31,   December 31,
                                                    1996          1995
                                                 -----------  ------------
                                                 (Unaudited)    (Audited)

CASH AND CASH EQUIVALENTS                        $ 3,611,853  $   814,292
                                                 -----------  ------------

ASSETS RELATED TO RACE TRACKS:
  Property and equipment-
     Land                                          7,128,858    7,128,858
     Building and improvements                    48,121,090   48,105,723
     Equipment                                     2,433,519    2,389,924
                                                 -----------  ------------
                                                  57,683,467   57,624,505
     Less accumulated depreciation               (10,304,327)  (9,733,479)
                                                 -----------  ------------
                                                  47,379,140   47,891,026
  Receivables from El Comandante
     Operating Company, Inc. ("ECOC")              1,798,981    1,816,310
  Deferred costs-
     Financing                                     4,302,961    4,388,926
     Organizational and other                        412,708      470,286
  Other                                              636,823      580,288
                                                 -----------  ------------
                                                  54,530,613   55,146,836
                                                 -----------  ------------

ASSETS RELATED TO TELEVISION STATIONS:
  TV Licenses                                      1,061,290    1,061,290
  Property and equipment                           2,379,851    2,413,983
                                                 -----------  ------------
                                                   3,441,141    3,475,273
  Less accumulated depreciation and
     amortization                                   (209,517)    (137,620)
                                                 -----------  ------------
                                                   3,231,624    3,337,653
  Deferred costs                                   1,519,613    1,158,668
  Other                                              546,753      365,765
                                                 -----------  ------------
                                                   5,297,990    4,862,086
                                                 -----------  ------------
                                                 $63,440,456  $60,823,214
                                                 ===========  ============




      6                    EQUUS GAMING COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS
                                  (continued)
                       LIABILITIES AND PARTNERS' DEFICIT

                                                  March 31,   December 31,
                                                    1996          1995
                                                 -----------  ------------
                                                 (Unaudited)    (Audited)
LIABILITIES RELATED TO RACE TRACKS:
  First Mortgage Notes-
     Principal, net of bond discount of
       $1,720,552 and $1,760,161, respectively   $66,279,448  $66,239,879
     Accrued interest                              2,330,417      332,918
  Payable to minority stockholders, net of
     minority interest in Galapagos of
      $993,560 and $781,700, respectively            643,208      816,216
  Notes payable                                      494,753      523,562
  Accounts payable and accrued liabilities         1,384,334    1,092,765
  Minority interest in HDA                           175,623       63,559
  Accrued income taxes                               456,489      231,980
                                                 -----------  ------------
                                                  71,764,272   69,300,879
                                                 -----------  ------------

LIABILITIES RELATED TO TELEVISION STATIONS:
  Note payable                                     1,343,105    1,365,848
  Obligations under TV Purchase Agreements           464,764      474,661
  Accounts payable and accrued liabilities           510,230      464,414
                                                 -----------  ------------
                                                   2,318,099    2,304,923
                                                 -----------  ------------

OTHER LIABILITIES:
  Unsecured partner's loans                          398,872      211,629
  Notes payable and accrued interest                 450,000      566,885
  Accounts payable and accrued liabilities           306,399      226,710
                                                 -----------  ------------
                                                   1,155,271    1,005,224
                                                 -----------  ------------

PARTNERS' DEFICIT:
  General Partners                                  (758,322)    (760,803)
  Limited Partners                               (11,038,864) (11,027,009)
                                                 -----------  ------------
                                                 (11,797,186) (11,787,812)
                                                 -----------  ------------
                                                 $63,440,456  $60,823,214
                                                 ===========  ============

                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

      7                    EQUUS GAMING COMPANY L.P.
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996



                                       General       Limited
                                       Partners      Partners     Total
                                      -----------   ------------ ------------

BALANCES, December 31, 1995 (audited) $  (760,803)  $(11,027,009)$(11,787,812)

  Net loss for the period (unaudited)     (13,183)          (133)     (13,316)

  Currency translation
    adjustments                            15,664            158       15,822

  Effect of currency
    fluctuations on long-
     term intercompany
       transactions                         -              -            -

  Cash distributions to
    partners                                -            (11,880)     (11,880)
                                      -----------   ------------ ------------
BALANCES, March 31, 1996 (unaudited)  $  (758,322)  $(11,038,864)$(11,797,186)
                                      ===========   ============ ============






















                  The accompanying notes are an integral part
                        of this consolidated statement.


      8                    EQUUS GAMING COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31,
                                  (Unaudited)
                                                    1996         1995
                                                 -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $   (13,316) $   (81,361)
                                                 -----------  -----------
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities-
      Depreciation                                   624,841      121,594
      Amortization                                   246,560       47,107
      Deferred income tax provision                  212,742       21,421
      Currency translation adjustments                15,822        -
      (Increase) decrease in assets-
        Rent receivable from ECOC                     31,665        -
        Deferred costs                               108,525      (81,779)
        Other                                       (205,800)      12,059
      Increase (decrease) in liabilities-
        Accrued interest                           2,019,464      538,474
        Accounts payable and accrued liabilities     417,074     (606,344)
        Accrued income taxes                          11,767       39,193
      Minority interests                             (99,794)     (24,895)
                                                 -----------  -----------
        Total adjustments                          3,382,866       66,830
                                                 -----------  -----------
        Net cash provided by (used in)
          operating activities                     3,369,550      (14,531)
                                                 -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (20,192)    (180,118)
  Effect of consolidation of HDA cash accounts         -        3,429,221
                                                 -----------  -----------
        Net cash (used in) provided by
          investing activities                       (20,192)   3,249,103
                                                 -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of obligations under TV
    Purchase Agreements                               (9,897)      (4,222)
  Loans from minority stockholders                     -          450,000
  Loans from (payments to) general partner, net      187,243     (130,867)
  Loans from financial institutions                    -          600,000
  Payments on notes payable                         (151,553)       -
  Increase in deferred costs                        (565,710)       -
  Cash distributions to partners                     (11,880)
                                                 -----------  -----------
        Net cash (used in) provided by
          financing activities                      (551,797)     914,911
                                                 -----------  -----------



      9                    EQUUS GAMING COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31,
                                  (Unaudited)

                                  (continued)

                                                    1996         1995
                                                 -----------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS          2,797,561     4,149,483

CASH AND CASH EQUIVALENTS, beginning of year         814,292         -
                                                 -----------  ------------
CASH AND CASH EQUIVALENTS, end of period         $ 3,611,853  $  4,149,483
                                                 ===========  ============

SUPPLEMENTAL INFORMATION:
  Interest paid                                  $    79,241  $      5,062
  Income taxes paid                                    6,441         -

NONCASH TRANSACTIONS:
  Effect of consolidation of HDA's
     non cash accounts                                 -       (19,269,865)
  Step-up in value of assets related to
     race tracks                                       -         5,650,000























                  The accompanying notes are an integral part
                       of these consolidated statements.


      10                   EQUUS GAMING COMPANY L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

     Equus Gaming Company L.P. (the "Company") was formed initially on September 17, 1993 as a general partnership between Interstate General Company L.P. ("IGC") and one of its general partners, Interstate Business Corporation ("IBC"). Through a series of transactions completed on August 2, 1994, the Company was restructured as a Virginia limited partnership between IGC and its wholly owned subsidiary, Equus Management Company ("EMC"), for the purpose of succeeding to substantially all of IGC's ownership interest in real estate assets employed in thoroughbred racing and related wagering businesses. In connection with the restructuring, the Company became the owner of a 67% profits interest in Housing Development Associates S.E. ("HDA"). On February 6, 1995, IGC distributed to its unitholders 5,128,372 Class A Units ("Units") representing in the aggregate beneficial assignment of a 99% Class A limited partnership interest in the Company (the "Distribution"). The Units are listed for trading on the Nasdaq National Market System under the symbol "EQUUS". On March 8, 1995 an additional 1,205,245 Units were issued by the Company to HDA Management Corporation ("HDAMC") in exchange for a 15% interest in HDA. On April 6, 1995, the Company filed a Registration Statement on Form S-11 with the Securities and Exchange Commission with respect to the 1,204,245 Units and 50,000 Units related to warrants issued to Oppenheimer & Co., Inc. The Registration Statement has not yet been declared effective. EMC serves as managing partner of the Company and IGC and EMC together hold a 1% general partnership interest in the Company.

     The Company also owns Virginia Jockey Club, Inc. ("VJC"), a Virginia corporation, which applied unsuccessfully to the Virginia Racing Commission for licenses (the "Virginia Licenses") to own and operate Virginia's first thoroughbred racing and pari-mutuel wagering facility (See Note 12).

     The Company's principal income producing asset is an 82% interest in HDA in which it is a co-managing partner. HDA owns El Comandante Race Track ("El Comandante"), the only licensed thoroughbred racing facility in Puerto Rico, which it leases to El Comandante Operating Company, Inc., a Puerto Rico nonstock corporation ("ECOC"). HDA also owns all of the outstanding capital stock of S & E Network Inc. ("S&E"), a Puerto Rico corporation that owns and operates three UHF television stations in Puerto Rico (the "Television Stations"), and 55% of the capital stock of Galapagos, S.A. ("Galapagos"), a corporation that leases and operates a race track in the Dominican Republic.

     In February 1996, HDA and S&E entered into an agreement to sell to Paxson Communications of San Juan, Inc. ("Paxson") a 50% interest in S&E, subject to receiving approval of the Federal Communications Commission ("FCC").

     The accompanying consolidated financial statements include the accounts of the Company and VJC, and the accounts of HDA and its subsidiaries since March 8, 1995 (see Note 4), after eliminating all inter-company transactions.

Accordingly, the consolidated statement of loss for the three months ended March 31, 1995 only includes results of operations of HDA and its subsidiaries for the period from March 8 to March 31, 1995.

     HDA had an accumulated deficit of $818,750 at December 31, 1994 which resulted principally from an extraordinary item in 1993 related to financing. HDA is a limited liability partnership and the partners do not have any legal obligation to fund any portion of such deficit. Accordingly, generally accepted accounting principles did not permit the Company to record any minority partners' interest in HDA's accumulated deficit, nor did they permit the recognition of the minority partners' 18% share of HDA's net income until the accumulated deficit was eliminated by earnings. As of March 31, 1995 HDA had an accumulated deficit of $169,540 and, accordingly, no minority interest was recorded during the three months period then ended. As of December 31, 1995 HDA's accumulated deficit had been eliminated and a minority interest of $112,064 was recorded representing the minority partners' 18% interest in HDA's net income for the three months ended March 31, 1996. A minority interest of $211,858 and $24,895 was also recorded related to the minority stockholders' 45% interest in net losses of Galapagos for the three months ended March 31, 1996 and 1995, respectively.

     Net loss per Unit is calculated based on weighted average of Units outstanding since the Distribution on February 6, 1995. Outstanding options and warrants to purchase Units do not have a material dilutive effect on the calculation of earnings per Unit.

     Interim Financial Statements

     The consolidated financial statements as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 are unaudited but include all adjustments (consisting of normal recurring adjustments) which management considers necessary for a fair presentation of the results of operations of the interim periods. The operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year.

     Outstanding Warrants and Options

     In connection with the Distribution, the Company agreed to make available to IGC for no consideration up to 100,000 additional Units for distribution by IGC to a limited number of employees upon the exercise of certain options and appreciation rights, and to Oppenheimer & Co., Inc. upon the exercise of certain warrants. The additional Units available to IGC have "piggyback" registration rights exercisable, at IGC's expense, in the event the Company undertakes a registered offering of Units within three years following the Distribution. The 50,000 Units issuable upon exercise of the Oppenheimer warrants were included in the S-11 Registration Statement filed on April 6, 1995, which has not yet been declared effective.

2.  BACKGROUND INFORMATION:

     Acquisition of El Comandante

     On December 14, 1989, HDA acquired El Comandante, consisting of approximately 257 acres of land and the buildings, structures and ancillary facilities situated thereon in Canovanas, Puerto Rico. The total purchase price of El Comandante was approximately $48 million.


     El Comandante Lease and the Operating License

     HDA leases El Comandante to ECOC under a lease agreement (El "Comandante Lease") for a term of 15 years ending December 14, 2004 (See Note 9). ECOC operates El Comandante and pays rent to HDA based upon 25% of ECOC's share of wagering revenues.

     On December 15, 1989, the Puerto Rico Racing Board (the "Racing Board") granted a license to ECOC to operate El Comandante, which will expire on December 14, 2004 (the "Operating License"). The Operating License provided ECOC with: (1) the exclusive right to operate a race track in the area of Puerto Rico known as the San Juan Region, which approximates the northern half of Puerto Rico, as delineated in maps produced by the Puerto Rico Planning Board and Government Development Administration; (2) the exclusive right to conduct all types of authorized betting, both at El Comandante and off-track, anywhere in Puerto Rico, based on races held at El Comandante; and (3) the right to hold a minimum of 180 day or night race days per year. The Operating License requires payment by ECOC of an annual license fee, currently $250,000.


     El Comandante Capital Corp., HDAMC and Private Offering

     In 1993 HDA organized El Comandante Capital Corp. ("ECCC") as a wholly-owned subsidiary to facilitate the issuance and sale of debt securities for the benefit of HDA, with the primary purpose to repay debt incurred in connection with the acquisition of El Comandante. On December 15, 1993, ECCC and HDA, together with HDAMC, completed the sale (the "Private Offering") of 68,000 units, each unit consisting of $1,000 principal amount of ECCC's 11-3/4% First Mortgage Notes due 2003, payment of which is unconditionally guaranteed by HDA (the "First Mortgage Notes") and a warrant to purchase one share of Class A Common Stock of HDAMC (the "Warrants"). ECCC loaned the entire proceeds from the sale of the First Mortgage Notes to HDA and HDAMC contributed the proceeds from the sale of the Warrants to HDA in exchange for the right to receive a 15% interest in HDA, subject to the approval of the Racing Board. The approval was granted on July 21, 1994 and HDAMC was admitted as a partner in HDA with a 15% partnership interest. On March 8, 1995 the Company issued 1,205,245 Units to HDAMC in exchange for a 15% profits interest in HDA.

     LDA Receivable

     On August 2, 1994, HDA distributed a note of $4,128,582 to the Company representing a 31% interest in a receivable of approximately $13.3 million ($11.9 million principal plus $1.4 million in accrued interest) payable by LDA to HDA (the "LDA Receivable"). This transaction was recorded as a capital contribution.

     On September 30, 1994, the Company transferred $1,250,000 of its share of the LDA Receivable to IGC in satisfaction of the Company's obligation to repay a portion of the unsecured partner's loans (see Note 8) and distributed the remainder, including accrued interest thereon of $54,714, to IGC and EMC as a partnership distribution.

     S & E Network Inc., Television Stations and Agreements with Paxson

     On November 17, 1994 S&E acquired the assets and broadcast licenses (the "TV Licenses") of three dormant Television Stations under certain agreements (the "TV Purchase Agreements") that required total payments and assumption of rescheduled debts of approximately $2 million, a portion of which were non-interest bearing obligations. Based on a 12% discount rate, the present value of the total purchase price obligations under the TV Purchase Agreements was $1,736,000. This amount and acquisition costs totalling approximately $202,000 were assigned to the tangible and intangible assets acquired by S&E based on their estimated relative fair market values.

     S&E commenced broadcasting six hours a day in January 1995 on a test basis and increased the testing to eighteen hours a day in April 1995. It officially launched the television network under the trade name of TELENET on June 26, 1995.

     In February 1996, S&E, HDA and Paxson entered into a Stock Purchase Agreement by which Paxson has agreed to purchase a 50% interest in S&E for $4 million, subject to FCC approval which is expected to be received by June 30, 1996 (the "Closing"). Until FCC approval is received, Paxson is to provide programming (mainly infomercials) and certain other services to S&E under a Time Brokerage Agreement and is entitled to 50% of operating cash flow until the Closing. Following the Closing, Paxson has agreed to assume responsibility for managing the Television Stations. The agreements with Paxson require HDA to fund, prior to Closing, approximately $1 million of costs, which include transaction costs, additional capital expenditures, employee severance costs and payment of certain S&E liabilities. At Closing, S&E will distribute to HDA the $4 million from Paxson and HDA will assume approximately $1.7 million of S&E debt, payable in monthly installments over six years. If S&E incurs cash operating losses after January 31, 1996, Paxson has agreed to provide working capital loans to fund those losses.

     Galapagos, S.A. and V Centenario Race Track

     In September 1994, HDA formed Galapagos, a Dominican Republic corporation, with an initial 94% ownership interest. Galapagos was selected by the Dominican Republic Racing Commission to operate and manage the V Centenario Race Track ("V Centenario"), a new government owned horse race track in Santo Domingo, Dominican Republic.

     In February 1995, HDA acquired the 6% ownership interest from the minority investors in Galapagos and sold a 45% interest to residents of the Dominican Republic ("Minority Stockholders"). These transfers of ownership interest were made at cost and, accordingly, no gain or loss was recognized by HDA.

     Galapagos began simulcasting El Comandante races on February 27, 1995 through independently-owned sports betting agencies in the Dominican Republic.

Racing operations at V Centenario commenced on April 29, 1995.

3.  SUMMARY OF ACCOUNTING POLICIES:

     Principles of Consolidation

     The Company consolidates in its financial statements the accounts of entities in which it has a controlling interest in excess of 50% (see Note 4).

     Pervasiveness of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     New Pronouncements

     In 1995, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", which requires disclosure of the fair value of certain financial instruments (see Note 16).

     In 1996, the Company implemented SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 establishes standards for identifying impairment for long-lived assets and certain identifiable intangibles to be held and used by an entity. Generaly, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is assumed to have occurred. An adjustment to reflect this impairment would be recorded to the extent that an asset's market value was less than its carrying value. As of March 31, 1996, no adjustment has been recorded under SFAS No. 121.

     Rental Income from El Comandante Race Track

     Rental income represents rent earned under the El Comandante Lease (see
Note 9). Basic Rent, as defined in Note 9, is recognized when wagering commissions are earned by ECOC. Fixed Rent, as defined in Note 9, was recognized in 1995 in equal monthly installments.

     Revenues from Dominican Republic Racing

     Commissions on wagering represent income earned by Galapagos on El Comandante races simulcasted into the Dominican Republic and on races held at V Centenario (see Note 10). Other revenues include income earned on the Jockey Club and food services operations and from foreign currency exchange transactions.

     Revenues from Television Stations

     Revenues from Television Stations primarily represent (i) income from contracts for the production and broadcasting of television program which is recognized when the program has been completed and delivered, and (ii) advertising income from sale of air time, recognized at the time of broadcast.

Revenues from Television Stations for the three months ended March 31, 1996 and 1995 include $170,000 and $43,000, respectively, earned from a contract with ECOC (see Note 11).

     VJC Costs

     VJC costs represent amounts incurred by the Company in the application for Virginia Licenses and in appealing the decision of the Virginia Racing Commission to award the Virginia Licenses to an applicant other than VJC, as described in Note 12.

     Cash Equivalents

     The Company considers as cash equivalents certificates of deposit with an issuance to maturity term of six months or less. Management intends to hold these certificates until maturity.

     Property and Equipment of the Race Tracks

     Land, buildings and improvements, and equipment are stated at cost plus a step-up of $5,650,000 of El Comandante assets on March 8, 1995 resulting from the issuance of Units of the Company to HDAMC for a 15% profits interest in HDA. Composite depreciation is calculated for the property related to El Comandante, using the straight-line method, over the estimated useful lives of the building and equipment; five to seven years for machinery and
equipment,  35  years   for  buildings  and   10  to  15  years  for  land
improvements. Under the composite depreciation method, any gain or loss of property retired or sold is charged against accumulated depreciation, unless the amount involved is material. Depreciation, using the straight-line method, commenced May 1, 1995 for the property and equipment related to V Centenario where racing commenced on April 29, 1995.

     TV Licenses and Property and Equipment of the Television Stations

     The TV Licenses and land and equipment used in the operation of the Television Stations are stated at cost. Composite depreciation is calculated for the property and equipment acquired under the TV Purchase Agreements, using the straight-line method over the estimated useful lives of the equipment, ranging from 5 to 10 years. The TV Licenses are amortized using the straight-line method over a period of 20 years. Depreciation and amortization commenced July 1, 1995.

     Deferred Costs

     Deferred financing costs are being amortized over the life of the First Mortgage Notes using the interest method for a period of 10 years ending December 15, 2003. Organizational and other costs related to El Comandante are being amortized using the straight-line method over a period of 5 to 15 years that commenced on December 15, 1989. Organizational and other costs related to V Centenario are being amortized using the straight-line method over a period of five years ending May 1, 2000.

     Deferred costs related to Television Stations include a noncompetition agreement entered into in connection with the acquisition of the Television Stations and certain organizational, start-up and other costs which are amortized, using the straight-line method, over a period of 3 to 10 years that commenced July 1, 1995.

     Deferred costs also include broadcast contract rights which are recorded when the license period begins and all of the following conditions have been met: (a) the cost of each program is known or reasonably determinable, (b) the program material has been accepted by the broadcaster in accordance with the conditions of the license agreement, and (c) the program is available for its first showing or telecast. Contractual agreements define the life of the license, the number of showings available and the cost of each program. Broadcast contract rights are amortized based on the estimated number of times the program can be telecasted based on an accelerated amortization schedule at rates declining over the number of telecasts. Commitments for broadcast contract rights that have been executed, but which have not been recorded in the accompanying consolidated financial statements because they do not meet the criteria prescribed in accounting literature, amounted to approximately $208,000 as of December 31, 1995. There was no similar amount as of March 31, 1996.

     Upon the Closing of the sale to Paxson, S&E will write-off approximately $830,000 of deferred costs and broadcast contract rights which will not have any future benefit to S&E under Paxson's management of the Television Stations.

     Currencies

     HDA consolidates its accounts with Galapagos whose functional currency is Dominican Republic pesos ("RD$"), although the United States dollars ("US$") are also a recording currency. US$ are exchanged into RD$ and vice versa through commercial banks and/or the Central Bank of the Dominican Republic. Galapagos remeasures its monetary assets and liabilities recorded in US$ into RD$ using the exchange rate in effect at balance sheet date (the "current rate") and all other assets and liabilities and capital accounts, at the historical rates. Galapagos then translates its financial statements from RD$ into US$ using the current rate, for all assets and liabilities, and the average exchange rate prevailing during the year for results of operations. Net exchange gains or losses resulting from remeasurement of accounts, together with gains or losses from foreign currency transactions are included in other revenues from Dominican Republic racing. For the three months ended March 31, 1996 and 1995, a net loss of $3,900 and a net gain of $14,900, respectively, was recognized by Galapagos. Also, the following accumulated net losses from changes in exchange rates are included in the partners' deficit:

                                           March 31,       December 31,
                                           1996            1995
                                           ------------    ------------
   Translation of assets and
     liabilities                           $     77,224    $     26,680
   Unsettled intercompany transactions
     of a long term nature                          275          66,641
                                           ------------    ------------
                                           $     77,499    $     93,321
                                           ============    ============


     The exchange rate as of March 31, 1996 and December 31, 1995 was US$1.00 to RD$13.46 and the average exchange rate prevailing during the three months ended March 31, 1996 was US$1.00 to RD$13.46.


4.  INVESTMENT IN HDA:

     In August 1994 IBC and a consolidated subsidiary of IGC together transferred a 67% interest in the profits and 26.35% interest in the capital of HDA to the Company as capital contributions, which transfers were accounted for at book value. On March 8, 1995, HDAMC transferred an additional 15% interest in the profits and a portion of its capital interest of HDA to the Company in exchange for 1,205,245 Units which were valued at $5,650,000, resulting in a step-up of the cost of El Comandante assets by that amount. In connection with these transactions, (i) HDAMC agreed to transfer to the Company its remaining capital interest for no additional consideration, and (ii) the consolidated subsidiary of IGC agreed to transfer to the Company all but 1% of its profits and capital interest, as capital contributions. These transfers occurred on February 7, 1996 and the Company now holds an 82% interest in both the profits and capital of HDA.

     Prior to March 8, 1995, the Company accounted for its investment in HDA under the equity method of accounting. Because HDA is a limited liability partnership, the original partners of HDA only recorded equity in losses of HDA until their investments in HDA were reduced to zero. HDA had an accumulated deficit at the time the partners transferred their interests in HDA to the Company in August 1994. Since the Company received its interest in HDA as capital contributions from related parties whose investments in HDA were zero, the Company did not record any investment in HDA and adopted the same accounting treatment of not recognizing equity in earnings of HDA until

HDA's accumulated deficit was eliminated. The Company did, however, recognize revenues of $134,000 in the three months ended March 31, 1995 from cash distributions that were received from HDA prior to consolidation of HDA's accounts in the Company's financial statements effective March 8, 1995.

     Prior to March 8, 1995 generally accepted accounting principles did not permit the Company to consolidate the accounts of HDA in the Company's financial statements because HDAMC had the right to approve any sale or disposition of HDA's assets in excess of $500,000 and the incurrence of any debt in excess of $1 million. On March 8, 1995, HDA's partnership agreement was amended to eliminate these approval rights of HDAMC, and commencing as of March 8, 1995 the accounts of HDA have been consolidated with the Company's accounts.


5.  RECEIVABLES FROM EL COMANDANTE OPERATING COMPANY, INC.:

     Receivables from ECOC as of March 31, 1996 and December 31, 1995 consist of (i) a note receivable of $1 million and accrued interest thereon of $34,500 and $20,164, respectively, and (ii) unpaid rent under the El Comandante Lease of $764,481 and $796,146, respectively. The note receivable accrues interest at 5.75%. The accrued interest at March 31, 1996 was collected in April 1996 and thereafter principal and interest is due in monthly installments of $30,309 over a three year period commencing May 1, 1996.


6.  LIABILITIES RELATED TO RACE TRACKS:

     First Mortgage Notes

     Pursuant to the Private Offering, ECCC issued First Mortgage Notes in the aggregate principal amount of $68 million under an indenture dated
December 15, 1993 (the "Indenture") between ECCC, HDA and Banco Popular de Puerto Rico, as trustee (the "Trustee"), and HDAMC issued Warrants to purchase 68,000 shares of Class A Common Stock of HDAMC. As a result of the Distribution, in March 1995 the Warrants automatically became exercisable to purchase Units of the Company from HDAMC. Upon issuance of the Warrants, HDAMC and HDA recorded additional equity of $1,912,800, equal to the fair value of the Warrants of $2,040,000, less offering costs of $127,200, and recorded debt discount of $2,040,000. Such debt discount is being amortized using the interest method over the term of the First Mortgage Notes. The First Mortgage Notes mature on December 15, 2003 and bear interest at 11.75% from December 15, 1993, payable semiannually.

     Payment of the First Mortgage Notes is guaranteed by HDA and the First Mortgage Notes are secured by a first mortgage on El Comandante and by certain other security which together encompass a lien on (i) the fee interests of HDA in the land and fixtures comprising El Comandante, (ii) all property rights of HDA in and to all related equipment, structures, machinery and other property, including intangible property, ancillary to the operations of El Comandante,
(iii) substantially all of the other assets and property of HDA and ECOC, including the capital stock of ECCC owned by HDA and (iv) the Rent Escrow as defined in Note 9.

     ECCC is required to redeem First Mortgage Notes in the principal amount of $6,800,000 on December 15, 2000, $10,200,000 on December 15, 2001 and 2002,
and the balance at maturity. ECCC and HDA may redeem First Mortgage Notes on or after December 15, 1998 at the following redemption prices (expressed as percentages of principal amount): if redeemed during the 12-month period beginning December 15 of years 1998 at 104.125%, 1999 at 102.75%, 2000 at
101.5%, and 2001 and thereafter at 100% of principal amount, in each case together with accrued and unpaid interest. Any such redemptions would offset the mandatory redemptions due December 15, 2000, 2001 and 2002.

     ECCC also may redeem up to one-third of the principal amount of the First Mortgage Notes from net proceeds of an equity offering by HDA at any time on or before December 15, 1996 at a redemption price of 110% of the principal amount. ECCC is required to offer to purchase First Mortgage Notes, at face value, to the extent that HDA has accumulated excess cash flow, asset sales with net proceeds in excess of $5 million, or a total taking or casualty, or in the event of a change of control of HDA.

     The Indenture contains certain covenants, one of which restricts the amount of distributions to HDA's partners, including the Company. Permitted distributions include amounts intended to be sufficient to provide funds for HDA's partners to pay income taxes on their allocable share of HDA's taxable income ("Tax Distributions"). Tax Distributions are equal to the higher of
(i) 8.4% plus the higher of the then applicable federal personal or corporate income tax rate or (ii) the higher of the then applicable Puerto Rico personal or corporate income tax rate, multiplied by HDA's consolidated net income.
HDA is permitted to make additional cash distributions to partners and other Restricted Payments, as defined under the Indenture, equal to 44.25% of the excess of HDA's cumulative consolidated net income after December 31, 1993 over the cumulative amount of the Tax Distributions, provided that HDA meets certain minimum debt coverage ratios. HDA does not yet meet the debt coverage ratios.

     Payable to Minority Stockholders

     A founders' agreement between HDA and the Minority Stockholders of Galapagos (the "Founders Agreement") gives HDA the right to make calls for stockholder loans, up to a maximum of $3,516,000, to be provided in accordance with ownership interests. As of March 31, 1996 and December 31, 1995, HDA has made loans of $1,842,500, which are eliminated in the accompanying consolidated financial statements, and the Minority Stockholders have made loans of $1,507,750. These loans bear interest at a rate equal to 2% over prime rate. At March 31, 1996 and December 31, 1995 the interest rate was 10.25% and 10.5%, respectively. Principal and accrued interest on the loans will be paid from available cash flow as determined by the President of Galapagos in his sole discretion.

      As of March 31, 1996 and December 31, 1995, the Minority Stockholders' share of Galapagos' accumulated losses exceeded their investment in common stock by $993,560 and $781,700, respectively, which amounts were netted against the payable to Minority Stockholders in the accompanying consolidated balance sheets.

     Notes Payable

     Galapagos has obtained a $1.1 million line of credit from a financial institution for the acquisition of wagering equipment for off-track betting agencies in the Dominican Republic. During 1995 Galapagos borrowed $549,500 under the line of credit, payable in monthly installments of $11,525 and $2,612, including interest at 10.75%, for a period of 4 years ending July 1999 and December 1999, respectively. The loans are guaranteed by HDA and collateralized by wagering equipment.


7.  LIABILITIES RELATED TO TELEVISION STATIONS:

     Note Payable

     On September 22, 1995, S&E obtained a $1.4 million loan, which is payable in monthly installments of $23,788, including interest at 10.75%, for a period of 7 years. The loan is guaranteed by HDA and has equipment of the Television Stations as collateral.


     Obligations under TV Purchase Agreements

     The unpaid balances of the obligations under TV Purchase Agreements are as follows:

                                                 March 31,    December 31,
                                                   1996           1995
                                               ------------   ------------
   Non-interest bearing amount payable in
     monthly installments of $9,357
     thru October 2001                         $    644,381   $    673,704
   Less accreted interest portion of
     monthly installments                          (179,617)      (199,043)
                                               ------------   ------------
   Present value of monthly installments       $    464,764   $    474,661
                                               ============   ============

     HDA has agreed to assume the note payable and the obligations under TV Purchase Agreements upon the closing of the sale of a 50% interest in S&E to Paxson.


8.  OTHER LIABILITIES:

     Notes Payable

     The Company borrowed $850,000 in 1995 from a bank and the loan balance was $450,000 and $550,000 at March 31, 1996 and December 31, 1995,
respectively. The bank loan was payable in quarterly installments of $100,000 which commenced May 31, 1995 and the Company assigned to the bank the first $100,000 of any quarterly cash distributions from HDA. In May 1996 the loan was increased to $700,000 with the same assignment of $100,000 of quarterly distributions for principal payments commencing August 31, 1996 and a final payment of $200,000 in November 1997. The interest is payable monthly based on the Citibank prime rate plus 2%, which was 10.25% at March 31, 1996 and 10.5% at December 31, 1995.

     Unsecured Partner's Loans

     During 1994 the Company received advances from IGC (including costs incurred by IGC on VJC's behalf) to partially finance costs associated with
the unsuccessful application by VJC to obtain the Virginia Licenses.   During
1995 the Company also received advances from IGC for principal payments on a bank loan and other purposes, including VJC appeal costs and investigating business opportunities. IGC also provided services to the Company pursuant to the IGC Support Agreement. The outstanding payables to IGC were $398,872 and $211,629 at March 31, 1996 and December 31, 1995, respectively.


9.  LEASE OF EL COMANDANTE:

     El Comandante is operated by ECOC pursuant to the Operating License, a 15-year exclusive franchise ending December 2004 covering the San Juan Region of Puerto Rico, which approximates the northern half of Puerto Rico, as delineated in maps produced by the Puerto Rico Planning Board and Government Development Administration (see Note 2).

     The El Comandante Lease with ECOC expires December 14, 2004. The El Comandante Lease provides for payment of rent consisting of 25% ("Basic Rent") of the annual commissions earned by ECOC ("ECOC Commissions"), but in no event less than $7,500,000 ("Minimum Basic Rent") adjusted annually with a base year of 1989 by the percentage increase in the Consumer Price Index ("CPI") for the calendar year over the CPI for the previous calendar year. ECOC Commissions consist of all payments received by ECOC on all monies wagered with respect to horse racing occurring at El Comandante, whether wagered at El Comandante or at other betting facilities in Puerto Rico or any other country. The El Comandante Lease also obligated ECOC to pay additional annual fixed rent ("Fixed Rent") of $150,000 in 1994 and $400,000 in 1995. An amendment to El Comandante Lease eliminated Fixed Rent effective January 1, 1996.

     The El Comandante Lease also requires ECOC to establish and fund with certain excess cash flow a rent escrow (the "Rent Escrow") until the Rent Escrow equals one half of the Minimum Basic Rent for that year. For purposes of determining the required deposits to the Rent Escrow, excess cash flow means, after ECOC has a cash balance of $700,000 for working capital (excluding restricted cash and payables to winning bettors) all cash flow of ECOC in excess of $300,000 per year, provided that the $300,000 threshold shall be increased by $100,000 for each $1 million by which the Rent Escrow exceeds $3 million. Funds held in the Rent Escrow may be released to make up any difference between rent payments made by ECOC and the rent due and payable under the El Comandante Lease. After deposits into the Rent Escrow, payments of Fixed Rent and donations in accordance with ECOC's certificate of incorporation aggregating $3 million have been made, additional deposits to the Rent Escrow are subordinated to ECOC's obligations to a former owner of ECOC and Interstate General Properties Limited Partnership S.E. ("IGP"), a subsidiary of IGC. As of March 31, 1996, no deposits have been made into the Rent Escrow.

     The El Comandante Lease provides for ECOC to pay all El Comandante expenses except that, effective January 1, 1996, the amendment to the El Comandante Lease requires HDA to pay real property taxes on El Comandante.
The El Comandante Lease also contains certain covenants of ECOC including maintenance obligations; financial reporting requirements; insurance requirements; compliance with laws; limitations on indebtedness; limitations on liens; limitations on other activities; limitations on affiliate transactions; acceptance of IGP consulting services; and acceptance of amendments necessary to maintain HDA's tax status. ECOC granted a security interest in substantially all of its assets (excluding cash, but including the Rent Escrow) to HDA to secure ECOC's obligations under the El Comandante Lease, which security interest was then assigned to the Trustee as additional security for HDA's obligations under the First Mortgage Notes. If the El Comandante Lease is terminated prior to December 2004, ECOC will assign the Operating License to HDA to the extent permitted by law and sell at book value its equipment to HDA. Also, HDA will be required to assume up to $1.9 million of ECOC's obligations under the agreements with a former owner of ECOC.

     The El Comandante Lease provides for renegotiation of the Basic Rent, Fixed Rent and the Rent Escrow provisions with the results of such renegotiations to be effective on January 1, 1998.


10.  DOMINICAN REPUBLIC RACING:

     On September 28, 1994, Galapagos entered into an agreement with the Dominican Republic Government pursuant to which Galapagos leases and operates V Centenario (the "V Centenario Lease") for an initial term of 10 years which commenced April 1995. The V Centenario Lease also provides Galapagos with the right to develop off-track betting in the Dominican Republic and the exclusive right to simulcast horse races, including El Comandante races, into the Dominican Republic. The V Centenario Lease may be renewed for additional ten year periods by mutual agreement of the parties.

     The V Centenario Lease provides for payments of rent to the Dominican Republic Government based on a percentage of the annual wagering on races run at V Centenario ("V Centenario Wagering"). Galapagos' rent is .25% of the first RD$240 million (approximately US$18.5 million under current official exchange rates) of V Centenario Wagering during the year, .5% of the next RD$240 million, .75% of the next RD$240 million and 1% of V Centenario Wagering over RD$720 million (approximately US$55 million under current official exchange rates). Racing operations at V Centenario commenced on April 29, 1995.

     Galapagos has an agreement with Dominican Republic horseowners whereby they receive 50% of Galapagos' commissions on V Centenario Wagering and 50% of commissions earned by Galapagos on El Comandante's simulcasted races, after deducting payments to ECOC for its commissions on simulcasted races.

     Galapagos receives wagering services, software and equipment under a service agreement for a ten year period ending March 15, 2005. Service fees during 1995 are .65% (.0065) of total wagering and thereafter are the greater of (a) .65% of total wagering or (b) $150,000 in 1996, $175,000 in 1997 and thereafter $200,000 annually.

     As required under the Founders Agreement, ECOC provides executive management services to Galapagos pursuant to a management agreement for the term of the V Centenario Lease ("ECOC Management Agreement"). Fees to ECOC under the ECOC Management Agreement are payable monthly and consist of 1% of wagering on simulcasted races and on V Centenario Wagering, with a maximum
amount of $250,000 annually, adjusted by CPI commencing January 1996.   During
the three months ended March 31, 1996 and 1995, Galapagos incurred in fees of $66,800 and $2,290, respectively. Galapagos also reimburses ECOC for out-of-pocket expenses related to Galapagos.

     Assets and liabilities related to Dominican Republic racing amounted to $3,089,000 and $3,357,000, respectively, as of March 31, 1996 and to $3,125,458 and $2,985,652, respectively, as of December 31, 1995.


11.  S&E AND THE TELEVISION STATIONS:

     Pursuant to an agreement with ECOC which was effective January 1995, S&E was producing and broadcasting a four-hour television program for all races run at El Comandante for a maximum of 208 race days per year (the "Television Contract"). The Television Contract was originally for ten years to December 2004 but was replaced by a new agreement effective February 1, 1996 (the "New Contract"). The Television Contract required fixed monthly payments of $56,000 to S&E. S&E was responsible for producing the broadcasts and was entitled to revenues from sales of advertising time. ECOC agreed to pay up to $150,000 for certain improvements to provide facilities at El Comandante for S&E's television studio, production and administration space at no cost to S&E as long as S&E broadcasts the television program for ECOC.

     The New Contract was negotiated in connection with the proposed sale of 50% interest in S&E to Paxson. Pursuant to the New Contract, ECOC purchases a minimum of 910 hours of television time annually from S&E at $725 per hour (minimum annual amount of $659,750), adjusted annually by CPI. If ECOC needs television time after 7:00 PM, the cost per hour is $900, also subject to CPI adjustments. ECOC is now responsible for producing and directing the broadcasts and is entitled to the revenues from its sales of advertising time during the broadcasts of the racing program. The term of the New Contract expires January 31, 2000, but is renewable for successive one year terms at ECOC's option.

     ECOC provides certain administrative, maintenance, security and utility services for which S&E pays $2,000 per month, adjusted annually by CPI.


12.  VIRGINIA RACING LICENSES:

     VJC applied to the Virginia Racing Commission for the Virginia Licenses to own and operate a thoroughbred horse racing and wagering facility in Virginia. On October 12, 1994, the Virginia Racing Commission awarded the Virginia Licenses to an applicant other than VJC. VJC appealed the decision of the Virginia Racing Commission to the Circuit Court of Richmond which affirmed the award to the other applicant and then to the Virginia Court of Appeals which, in April 1996, also affirmed the award. The Company does not intend to file any further appeals.


13.  MANAGEMENT AGREEMENTS:

     The Company does not have any employees. The Company's activities are presently managed by one of its general partners, EMC, pursuant to the partnership agreement, without compensation. EMC is reimbursed for its independent directors' fees and expenses and reasonable out-of-pocket third party costs incurred in connection with the management of the Company, to the extent that such expenses exceed EMC's share of the Company's cash distributions. IGC provides administrative support services to EMC and the Company pursuant to a three-year support agreement effective as of February 6, 1995 ("IGC Support Agreement") and the Company reimburses IGC for expenses incurred in providing such services.

     HDA does not have any employees. HDA's activities are managed by IGP pursuant to a management agreement with a term of 15 years ending December 31, 2004 (the "IGP Management Agreement"). Under the IGP Management Agreement, IGP provides management services, including office space, administrative and accounting support, and property management to HDA. Management fees, effective December 15, 1993, are $250,000 per annum payable monthly in equal installments, with annual CPI adjustments after 1993.


14.  INCOME TAXES:

     Federal Income Taxes

     The Company and HDA have been organized as partnerships, which are not taxable entities for federal income tax purposes and incur no federal income tax liability. Instead, each partner is required to take into account in computing its income tax liability such partner's allocable share of the Company's and HDA's income. VJC and ECCC are corporations subject to federal income tax on their taxable income and a current provision for ECCC income taxes of $2,514 and $333 has been provided for the three months ended March 31, 1996 and 1995, respectively.

     Puerto Rico Income Taxes

     HDA, a partnership organized under the laws of the Commonwealth of Puerto Rico, received a ruling from the Puerto Rico Treasury Department approving its special partnership status effective January 1, 1993. As a special partnership, HDA is not a taxable entity in Puerto Rico. Instead, HDA's partners are taxed on their distributive share of HDA's taxable income. As a result of its investment in HDA, the Company is subject to Puerto Rico income tax as a foreign corporation. As such, it pays Puerto Rico income tax on its Puerto Rico source income, which is its distributable share of HDA's net taxable income. Residents of the United States who are unitholders in the Company are generally entitled to a federal tax credit for their prorata share of Puerto Rico income taxes paid by the Company. Under the Puerto Rico Internal Revenue Code of 1994, effective for taxable years commencing after June 30, 1995, (i) the Company is not considered to be engaged in a Puerto Rico trade or business solely by reason of being a partner in HDA, (ii) the Company's distributive share of HDA's taxable income is taxed at a 29% tax rate and, (iii) distributions by the Company to residents of the United States are not subject to income and withholding taxes. A current provision for income taxes of $15,695 and $38,860 for the three months ended March 31, 1996 and 1995, respectively, has been provided in the accompanying consolidated financial statements as a result of the Company's tax liability for its
distributable share of HDA's net taxable income.   The deferred income tax
provision for the three months ended March 31, 1996 and 1995 includes $188,099 and $21,421, respectively, related to the difference between the tax basis of the Company's investment in HDA and the amount reported in the financial statements.

     S&E is a corporation organized under the laws of the Commonwealth of Puerto Rico and is subject to Puerto Rico income tax. Since S&E has accumulated net operating losses, no provision for Puerto Rico income tax has been recorded.

     Dominican Republic Income Tax

     Galapagos is a Dominican Republic corporation subject to income taxes on taxable income generated in the Dominican Republic. Since Galapagos has accumulated net operating losses, no provision for Dominican Republic income tax has been recorded. However, HDA is subject to withholding taxes in Dominican Republic upon interest from Galapagos on its stockholder loans, which loans and interest are eliminated in the accompanying consolidated financial statements. The deferred income tax provision for the three months ended March 31, 1996 includes $24,643 in relation to these taxes which will be payable when interest is collected.

     Net Operating Losses

     S&E and Galapagos have adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". This standard required S&E and Galapagos to recognize deferred income tax benefits for losses carryforwards and the tax benefits recognized must be reduced by a valuation allowance in certain circumstances. S&E and Galapagos have established a valuation allowance for the total amount of tax benefits related to the net operating loss carryforwards available to offset future taxable income.

15.  RELATED PARTY TRANSACTIONS:

     During the three months ended March 31, 1996 and 1995, the Company received services from IGC and incurred $50,000 in each period pursuant to the IGC Support Agreement and incurred costs of $10,800 and $38,000, respectively, for directors' meeting fees and expenses of EMC. During the period from March 8 to December 31, 1995, HDA paid $5,500 to reimburse HDA's managing partners for directors' meeting fees and expenses and incurred in fees of $17,583 to IGP pursuant to the IGP Management Agreement. During the three months ended March 31, 1996, management fees to IGP were $67,611.

     As discussed in Note 1, the Company agreed to make available to IGC for no consideration up to 50,000 additional Units for distribution by IGC to a limited number of employees upon the exercise of certain options and appreciation rights.


16.  DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS:

     SFAS No. 107 requires disclosure of the fair value of certain financial instruments, including cash, evidence of ownership interests in other entities and contracts that impose either and obligation to deliver a financial instrument or cash such as loans or notes payable, or a right to receive a financial instrument or cash such as loans or notes receivable. The estimated fair values of the Company's financial instruments are as follows:

                                   March 31, 1996       December 31, 1995
                             ------------------------ ------------------------
                                          Carrying                  Carrying
                             Fair Value   Value       Fair Value    Value
                             -----------  ----------- -----------   ----------
Cash and cash equivalents    $ 3,611,853  $ 3,611,853 $   814,292   $  814,292
Receivables from ECOC-
  Note and accrued interest      954,500    1,034,500     940,000    1,020,164
First Mortgage Notes          62,900,000   66,279,448  58,000,000   66,239,879
Payable to stockholders        1,636,766    1,636,766   1,597,916    1,597,916
Notes payable                  1,837,858    1,837,858   2,439,410    2,439,410
Obligations under TV
  Purchase Agreements            464,764      464,764     474,661      474,661

     The carrying value of cash and cash equivalents approximates fair value because of the liquid nature of these assets. The note receivable from ECOC bears interest at a rate lower than prime rate and accordingly, was discounted based on the expected collection date assuming a rate of 10.5%. The fair value of the First Mortgage Notes was based on the quoted market prices for this investment, as reported by the brokerage firms handling the trading. The carrying value of the payables to stockholders, notes payable and obligations under TV Purchase Agreements approximates fair value because these obligations bear interest at market.

17.  UNAUDITED PROFORMA CONSOLIDATED STATEMENTS OF INCOME (LOSS):

     The Company acquired a 67% interest in profits of HDA in August 1994 and increased its interest in profits to 82% on March 8, 1995. The following unaudited proforma consolidated statement of income for the three months ended March 31, 1995 is based upon the historical consolidated statement of the Company and VJC, and HDA and subsidiaries, and were prepared as if the acquisition by the Company of its 82% interest in HDA's profits, the elimination of certain approval rights of HDAMC, the Distribution, and the issuance of 1,205,245 Units to HDAMC had all occurred on January 1, 1995. The unaudited proforma consolidated statement is not necessarily indicative of what the actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1995, and does not purport to represent the results of operations for future periods. In Management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

                     FOR THE THREE MONTHS ENDED MARCH 31,
                    (In thousands except per unit amounts)
                                  (Unaudited)

                                                    1996         1995
                                                 ----------   ----------
                                                 Historical    Proforma
REVENUES:
  Rental income from El Comandante               $    3,802   $    3,861
  Dominican Republic racing-
     Commissions on wagering                          1,307           72
     Other revenues                                     196           15
  Television Stations                                   500          227
  Interest income                                        29           32
                                                 ----------   ----------
     Total revenues                                   5,834        4,207
                                                 ----------   ----------
EXPENSES:
  Financial                                           2,302        2,193
  Depreciation                                          625          456
  General and administrative                            407          226
  Management fees                                       118          116
  Operating costs of Dominican Republic racing        1,750          196
  Operating costs of Television Stations                515          563
  Distribution of Units of the Company                -              131
                                                 ----------   ----------
     Total expenses                                   5,717        3,881
                                                 ----------   ----------
INCOME BEFORE INCOME TAXES AND
  MINORITY INTERESTS                                    117          326

PROVISION FOR INCOME TAXES                              231          255

MINORITY INTERESTS                                     (100)         (74)
                                                 ----------   ----------
NET INCOME (LOSS)                                $      (14)  $      145
                                                 ==========   ==========
ALLOCATION OF NET INCOME (LOSS):
  General Partners                               $    -       $        1
  Limited Partners                                      (14)         144
                                                 ----------   ----------
                                                 $      (14)  $      145
                                                 ==========   ==========
NET INCOME (LOSS) PER UNIT                       $    -       $     0.02
                                                 ==========   ==========
WEIGHTED AVERAGE UNITS OUTSTANDING                    6,334        6,334
                                                 ==========   ==========

                      HOUSING DEVELOPMENT ASSOCIATES S.E.
                       CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED MARCH 31,
                                  (Unaudited)
                                                        1996        1995
                                                     ----------  ----------
REVENUES:
  Rental income from El Comandante Race Track        $3,801,669  $3,861,073
  Dominican Republic racing-
     Commissions on wagering                          1,307,138      72,247
     Other revenues                                     196,214      14,923
  Television Stations                                   500,243     226,877
  Interest income                                        28,317      32,100
                                                     ----------  ----------
     Total revenues                                   5,833,581   4,207,220
                                                     ----------  ----------
EXPENSES:
  Financial                                           2,285,617   2,191,310
  Depreciation                                          573,071     404,217
  General and administrative                            204,508      79,400
  Management fees                                        67,611      65,937
  Operating costs of Dominican Republic racing        1,749,674     195,623
  Operating costs of Television Stations                515,224     562,806
  Distribution of units of Equus Gaming Company L.P.       -        131,189
                                                     ----------  ----------
     Total expenses                                   5,395,705   3,630,482
                                                     ----------  ----------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST        437,876     576,738

PROVISION FOR INCOME TAXES:
  Current                                                 2,514       1,230
  Deferred                                               24,643       -
                                                     ----------  ----------
INCOME BEFORE MINORITY INTEREST                         410,719     575,508

MINORITY INTEREST                                      (211,858)    (73,702)
                                                     ----------  ----------
NET INCOME                                           $  622,577  $  649,210
                                                     ==========  ==========










                  The accompanying notes are an integral part
                       of these consolidated statements.

      30              HOUSING DEVELOPMENT ASSOCIATES S.E.
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                 March 31,   December 31,
                                                   1996          1995
                                                -----------  ------------
                                                (Unaudited)    (Audited)

CASH AND CASH EQUIVALENTS                       $ 3,581,021  $   758,345
                                                -----------  ------------

ASSETS RELATED TO RACE TRACKS:
  Property and equipment-
     Land                                         6,393,858    6,393,858
     Building and improvements                   43,206,090   43,190,723
     Equipment                                    2,432,247    2,388,652
                                                -----------  ------------
                                                 52,032,195   51,973,233
     Less accumulated depreciation              (10,083,467)  (9,564,389)
                                                -----------  ------------
                                                 41,948,728   42,408,844
  Receivables from El Comandante Operating
    Company, Inc. ("ECOC")                        1,798,981    1,816,310
  Deferred costs-
     Financing                                    4,298,077    4,381,118
     Organizational and other                       412,708      424,227
  Other                                             626,823      580,288
                                                -----------  ------------
                                                 49,085,317   49,610,787
                                                -----------  ------------

ASSETS RELATED TO TELEVISION STATIONS:
  TV Licenses                                     1,061,290    1,061,290
  Property and equipment                          2,379,851    2,413,983
                                                -----------  -----------
                                                  3,441,141    3,475,273
  Less accumulated depreciation                    (209,517)    (137,620)
                                                -----------  -----------
                                                  3,231,624    3,337,653
  Deferred costs                                  1,519,613    1,158,668
  Other                                             546,753      365,765
                                                -----------  ------------
                                                  5,297,990    4,862,086
                                                -----------  ------------
                                                $57,964,328  $55,231,218
                                                ===========  ============





      31              HOUSING DEVELOPMENT ASSOCIATES S.E.
                          CONSOLIDATED BALANCE SHEETS

                                  (continued)

                       LIABILITIES AND PARTNERS' DEFICIT

                                                 March 31,   December 31,
                                                   1996          1995
                                                -----------  ------------
                                                (Unaudited)    (Audited)

LIABILITIES RELATED TO RACE TRACKS:
  First Mortgage Notes-
     Principal, net of bond discount of
       $1,720,552 and $1,760,161, respectively  $66,279,448  $66,239,879
     Accrued interest                             2,330,417      332,918
  Payable to minority stockholders, net of
     minority interest in Galapagos of
     $993,560 and $781,700, respectively            643,208      816,216
  Notes payable                                     494,753      523,562
  Accounts payable and accrued liabilities        1,429,989    1,117,705
                                                -----------  ------------
                                                 71,177,815   69,030,280
                                                -----------  ------------

LIABILITIES RELATED TO TELEVISION STATIONS:
  Note payable                                    1,343,105    1,365,848
  Obligations under TV Purchase Agreements          464,764      474,661
  Accounts payable and accrued liabilities          510,230      464,414
                                                -----------  ------------
                                                  2,318,099    2,304,923
                                                -----------  ------------

PARTNERS' DEFICIT:
  Capital contributions                           1,913,800    1,913,800
  Accumulated earnings                              975,681      353,104
  Cumulative foreign currency translation
    adjustments                                     (77,499)     (93,321)
  Distributions to partners                     (18,343,568) (18,277,568)
                                                -----------  ------------
                                                (15,531,586) (16,103,985)
                                                -----------  ------------
                                                $57,964,328  $55,231,218
                                                ===========  ============





                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

      32              HOUSING DEVELOPMENT ASSOCIATES S.E.
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                (In thousands)

                                          Cummulative
                               Accumu-    Foreign      Distri-
                   Capital     lated      Currency     butions
                   Contribu-   Earnings   Translation  to
                   tions       (Deficit)  Adjustments  partners     Total
                   ---------   ---------  -----------  ---------    ---------
BALANCES,
 December 31, 1995 $   1,914   $     353  $       (93) $ (18,278)   $(16,104)
  (audited)

  Net income
   for the
   period              -             623        -          -             623
   (unaudited)

  Currency
   translation
   adjustments         -           -              (50)     -             (50)

  Effect of
   currency
   translation
   on long-term
   intercompany
   transactions        -           -               66      -              66

  Cash
   distributions
   to partners         -           -            -            (66)        (66)
                   ---------   ---------  -----------  ---------    ---------
BALANCES,
  March 31, 1996   $   1,914   $     976  $       (77) $ (18,344)   $(15,531)
   (unaudited)     =========   =========  ===========  =========    =========












                  The accompanying notes are an integral part
                        of this consolidated statement.

                      HOUSING DEVELOPMENT ASSOCIATES S.E.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31,
                                  (Unaudited)
                                                      1996         1995
                                                   -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $   622,577  $   649,210
                                                   -----------  -----------
  Adjustments to reconcile net income to net cash
     provided by operating activities-
       Depreciation                                    573,071      404,217
       Amortization                                    243,636      176,649
       Deferred income tax provision                    24,643        -
       Currency translation adjustments                 15,822        -
       (Increase) decrease in assets-
         Rent receivable from ECOC                      31,665        -
         Deferred costs                                108,525     (265,900)
         Other                                        (241,859)    (111,830)
       Increase (decrease) in liabilities-
         Accrued interest on First Mortgage Notes    1,997,500    1,997,500
         Accrued interest on loans to minority
           stockholders                                 38,850        5,967
         Accounts payable and accrued liabilities      333,456      500,026
       Minority interest                              (211,858)     (73,702)
                                                   -----------  -----------
           Total adjustments                         2,913,451    2,632,927
                                                   -----------  -----------
           Net cash provided by operating
                activities                           3,536,028    3,282,137
                                                   -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (20,192)  (2,321,463)
  Sale of interest in subsidiary to minority
    stockholders                                         -           46,752
                                                   -----------  -----------
     Net cash used in investing activities             (20,192)  (2,274,711)
                                                   -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of obligations under TV
     Purchase Agreements                                (9,897)     (64,213)
  Loans from minority stockholders                       -          900,000
  Payments on loans from financial institutions        (51,553)       -
  Increase in deferred costs                          (565,710)    (154,203)
  Cash distributions to partners                       (66,000)    (200,000)
                                                   -----------  -----------
     Net cash (used in) provided by
          financing activities                        (693,160)     481,584
                                                   -----------  -----------



      34              HOUSING DEVELOPMENT ASSOCIATES S.E.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31,
                                  (Unaudited)

                                  (continued)


                                                      1996         1995
                                                   -----------  ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS            2,822,676    1,489,010

CASH AND CASH EQUIVALENTS, beginning of year           758,345    2,455,154
                                                   -----------  -----------
CASH AND CASH EQUIVALENTS, end of period           $ 3,581,021  $ 3,944,164
                                                   ===========  ===========

SUPPLEMENTAL INFORMATION:
  Interest paid                                    $    65,399  $     15,533
  Income taxes paid                                      6,441         -





























                  The accompanying notes are an integral part
                       of these consolidated statements.


      35              HOUSING DEVELOPMENT ASSOCIATES S.E.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

     On February 14, 1989, Housing Development Associates S.E. ("HDA") was formed as a Puerto Rico partnership to acquire the El Comandante Race Track ("El Comandante"), the only licensed thoroughbred racing facility in Puerto Rico offering pari-mutuel wagering. In 1993 it organized El Comandante Capital Corp. ("ECCC") as a wholly-owned subsidiary to facilitate a private offering of securities. In 1994 it organized Galapagos, S.A. ("Galapagos") to lease and operate a race track in the Dominican Republic and now holds a 55% interest in Galapagos. HDA also organized S & E Network Inc. ("S&E") in 1994 as a wholly-owned subsidiary to acquire television licenses and assets of three dormant television stations in Puerto Rico. In February 1996, HDA and S&E entered into an agreement to sell to Paxson Communications of San Juan, Inc. ("Paxson") a 50% interest in S&E, subject to receiving approval of the Federal Communications Commission ("FCC").

     The accompanying consolidated financial statements include the accounts of HDA, ECCC, S&E and Galapagos, after eliminating all intercompany transactions. The partners' deficit reflected in the accompanying consolidated financial statements is not segregated by class because all classes of partners are equal.

     Interim Financial Statements

     The consolidated financial statements as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 are unaudited but include all adjustments (consisting of normal recurring adjustments) which management considers necessary for a fair presentation of the results of operations of the interim periods. The operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year.


2.  GENERAL:

     Acquisition of El Comandante

     On December 14, 1989, HDA and Land Development Associates S.E. ("LDA"), then an affiliate, purchased substantially all of the Puerto Rico assets of San Juan Racing Association, Inc. for approximately $68 million, including acquisition costs of approximately $900,000. The purchase was financed by a $42 million loan to HDA (the "El Comandante Loan") and an $8 million loan to LDA (the "Land Loan") from The Chase Manhattan Bank N.A. ("Chase"). The additional funds required for the acquisition were provided as loans by the original partners of HDA. The El Comandante Loan and the partners' loans were paid in December 1993 from proceeds of the Private Offering described below.

     El Comandante consists of approximately 257 acres of land and the buildings, structures and ancillary facilities situated thereon in Canovanas, Puerto Rico. The total purchase price was assigned to the tangible assets acquired by HDA and LDA based on their relative fair market values. The purchase price apportioned to the assets acquired by HDA was approximately $48 million.

     El Comandante Lease and the Operating License

     HDA leases El Comandante to El Comandante Operating Company ("ECOC") under a lease agreement (the "El Comandante Lease") for a term of 15 years ending December 14, 2004 (see Note 7). ECOC was reorganized on August 1, 1994 as a Puerto Rico nonstock corporation named El Comandante Operating Company, Inc. (also referred to as "ECOC" or "New ECOC"). ECOC operates El Comandante and pays rent to HDA based upon 25% of ECOC's share of wagering revenues.

     On December 15, 1989, the Puerto Rico Racing Board (the "Racing Board") granted a license to ECOC to operate El Comandante, which will expire on December 14, 2004 (the "Operating License"). The Operating License provides ECOC with: (1) the exclusive right to operate a race track in the area of Puerto Rico known as the San Juan Region, which approximates the northern half of Puerto Rico, as delineated in maps produced by the Puerto Rico Planning Board and Government Development Administration; (2) the exclusive right to conduct all types of authorized betting, both at El Comandante and off-track, anywhere in Puerto Rico, based on races held at El Comandante; and (3) the right to hold a minimum of 180 day or night race days per year. The Operating License requires payment by ECOC of an annual license fee, currently $250,000.


     Reorganization of ECOC

     Prior to August 1, 1994, HDA owned 60% of the outstanding common stock of ECOC but only held 48% of the voting rights, with the remaining ownership interest and voting rights held by Supra & Company S.E. ("Supra"), a partner in HDA. On December 13, 1993, ECOC entered into a series of agreements ("Reorganization Agreements") with Supra and its majority owner incident to a planned reorganization of ECOC as a Puerto Rico nonstock corporation (the "ECOC Reorganization"), providing for the purchase by ECOC of outstanding common stock of ECOC owned by Supra for $1 million and the payment by ECOC to Supra and its majority owner of amounts under certain agreements for noncompetition ($750,000) and past services ($500,000).

     Payment of these obligations is to be made quarterly from Excess Cash Flow of ECOC, as defined in the Reorganization Agreements. No payments have been made as of March 31, 1996. Pursuant to the Reorganization Agreements, until these obligations are paid in full HDA and ECOC may not amend the El Comandante Lease without Supra's consent. In the event of termination of the El Comandante Lease, HDA will be required to assume up to $1.9 million of ECOC's obligation under the Reorganization Agreements.

     Following the approval of the Racing Board, the ECOC Reorganization was completed on August 1, 1994, as follows: (i) ECOC assigned the rights under the Reorganization Agreements to New ECOC, which assumed the obligations to Supra and Supra's majority owner and became a 40% owner of ECOC, (ii) HDA contributed its 60% interest in ECOC to ECOC's capital and consequently, New ECOC became the 100% owner of ECOC, and (iii) ECOC merged into New ECOC, which continues the same business conducted by ECOC and assumed all the responsibilities under the El Comandante Lease and the Operating License, subject to the primary obligation of HDA to ensure compliance with all terms and provisions of the Operating License and applicable regulations and orders of the Racing Board.

     ECCC, HDA Management Corporation and Private Offering

     ECCC was organized solely to raise funds through the issuance and sale of its debt securities for the benefit of HDA. On December 15, 1993, ECCC and HDA, together with HDA Management Corporation ("HDAMC"), completed the sale (the "Private Offering") of 68,000 units, each unit consisting of $1,000 principal amount of ECCC's 11-3/4% First Mortgage Notes due 2003, payment of which is unconditionally guaranteed by HDA (the "First Mortgage Notes") and a warrant to purchase one share of Class A Common Stock of HDAMC (the "Warrants"). ECCC loaned the entire proceeds from the sale of the First Mortgage Notes to HDA and HDAMC contributed the proceeds from the sale of the Warrants to HDA in exchange for the right to receive a 15% interest in HDA, subject to the approval of the Racing Board. The approval was granted on July 21, 1994 and HDAMC was admitted as a partner in HDA with a 15% partnership interest. In March 1995 HDAMC transferred its 15% interest in the profits of HDA to Equus Gaming Company L.P. (the "Company") in exchange for partnership units of the Company.

     Receivable from LDA

     HDA made loans to LDA from 1990 thru 1993, while HDA was an obligor on the Land Loan, to pay interest and principal on the Land Loan and certain operating costs of LDA. HDA made additional loans to LDA of $8,388,000 from proceeds of the Private Offering. On August 2, 1994, HDA distributed notes to its partners equal to its receivable from LDA (the "LDA Receivable") of approximately $13.3 million ($11.9 million principal plus $1.4 million in accrued interest).

     S & E Network Inc., the Television Stations and Agreements with Paxson

     On November 17, 1994 S&E acquired the assets and broadcast licenses (the "TV Licenses") of three dormant UHF television stations in Puerto Rico (the "Television Stations") under certain agreements (the "TV Purchase Agreements") that required total payments and assumption of certain rescheduled debts of approximately $2 million, a portion of which were non-interest bearing obligations. Based on a 12% discount rate, the present value of the total purchase price obligation under the TV Purchase Agreements was $1,736,000. This amount and acquisition costs totalling approximately $202,000 were assigned to the tangible and intangible assets acquired by S&E based on their estimated relative fair market values.

     S&E commenced broadcasting six hours a day in January 1995 on a test basis and increased the testing to eighteen hours a day in April 1995. It officially launched the television network under the trade name TELENET on June 26, 1995.

     In February 1996, S&E, HDA and Paxson entered into a Stock Purchase Agreement by which Paxson has agreed to purchase a 50% interest in S&E for $4 million, subject to FCC approval which is expected to be received by June 30, 1996 (the "Closing"). Until FCC approval is received, Paxson is to provide programming (mainly infomercials) and certain other services to S&E under a Time Brokerage Agreement and is entitled to 50% of operating cash flow until the Closing. Following the Closing, Paxson has agreed to assume responsibility for managing the Television Stations. The agreements with Paxson require HDA to fund, prior to Closing, approximately $1 million of costs, which include transaction costs, additional capital expenditures, employee severance costs and payment of certain S&E liabilities. At Closing, S&E will distribute to HDA the $4 million from Paxson and HDA will assume approximately $1.7 million of S&E debt, payable in monthly installments over six years. If S&E incurs cash operating losses after January 31, 1996, Paxson has agreed to provide working capital loans to fund those losses.

     Galapagos, S.A. and V Centenario Race Track

     In September 1994, HDA formed Galapagos, a Dominican Republic corporation, initially with a 94% ownership interest. Galapagos was selected by the Dominican Republic Racing Commission to operate and manage the V Centenario Race Track ("V Centenario"), a new government owned horse race track in Santo Domingo, Dominican Republic.

     In February 1995, HDA acquired from the minority investors their 6% ownership interest and sold a 45% interest in Galapagos to residents of the Dominican Republic ("Minority Stockholders"). These transfers of ownership interest were made at cost and, accordingly, no gain or loss was recognized by HDA.

     Galapagos began simulcasting El Comandante races on February 27, 1995 through independently-owned sports betting agencies in the Dominican Republic.

Racing operations at V Centenario commenced on April 29, 1995.


3.  SUMMARY OF ACCOUNTING POLICIES:

     Principles of Consolidation

     HDA consolidates in its financial statements the accounts of entities in which it has a controlling interest in excess of 50%.

     Pervasiveness of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     New Pronouncements

     In 1995, HDA implemented Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", which requires disclosure of the fair value of certain financial instruments (see Note 13).

     In 1996, HDA implemented SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 establishes standards for identifying impairment for long-lived assets and certain identifiable intangibles to be held and used by an entity. Generaly, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is assumed to have occurred. An adjustment to reflect this impairment would be recorded to the extent that an asset's market value was less than its carrying value. As of March 31, 1996 no adjustment has been recorded under SFAS No. 121.

     Rental Income from El Comandante Race Track

     Rental income represents rent earned under the El Comandante Lease (see
Note 7). Basic Rent, as defined in Note 7, is recognized when wagering commissions are earned by ECOC. Fixed Rent, as defined in Note 7, was recognized in 1995 in equal monthly installments.

     Revenues from Dominican Republic Racing

     Commissions on wagering represent income earned by Galapagos on El Comandante races simulcasted into the Dominican Republic and on races held at V Centenario (see Note 8). Other revenues include income earned on the Jockey Club and food services operations and from foreign currency exchange transactions.

     Revenues from Television Stations

     Revenues from Television Stations primarily represent (i) income from contracts for the production and broadcasting of television programs which is recognized when the program has been completed and delivered, and (ii) advertising income from sale of air time, recognized at the time of broadcast.

Revenues from Television Stations for the three months ended March 31, 1996 and 1995, include $170,000 and $168,000, respectively, earned from a contract with ECOC (see Note 9).

     Distribution of the Company's Units

     HDA incurred legal, accounting and other costs in connection with the distribution in 1995 of limited partnership units of the Company to unitholders of the Company's general partner. HDA benefitted directly and indirectly from this transaction. Specifically, HDA was relieved of its obligation to fund the costs of registration of the Warrants for resale, and the associated costs of maintaining HDAMC as a public reporting company.
Also, assuming the Company's market capitalization exceeds $20 million in December 1998, warrantholders will not be entitled to require HDA to redeem unexercised Warrants. The Company also serves as a vehicle for trading indirect equity interests in HDA, while permitting HDA to maintain its status as a nontaxable special partnership under Puerto Rico law and to avoid regulatory approvals that would otherwise be required under the Puerto Rico Horse Racing Act. The increased visibility of a public company directly promotes El Comandante which, in turn, benefits HDA. Finally, public financial reporting by the Company should facilitate any future financing that may be needed by HDA.

     Cash Equivalents

     HDA considers as cash equivalents certificates of deposit with an issuance to maturity term of six months or less. Management intends to hold these certificates until maturity.

     Property and Equipment of the Race Tracks

     Land, buildings and improvements, and equipment are stated at cost. Composite depreciation is calculated for the property related to El Comandante, using the straight-line method, over the estimated useful lives of the building and equipment; five to seven years for machinery and equipment, 35 years for buildings and 10 to 15 years for land improvements. Under the composite depreciation method, any gain or loss of property retired or sold is charged against accumulated depreciation, unless the amount involved is material. Depreciation, using the straight-line method, commenced May 1, 1995 for the property and equipment related to V Centenario where racing commenced on April 29, 1995.

     TV Licenses and Property and Equipment of the Television Stations

     The TV Licenses and land and equipment used in the operation of the Television Stations are stated at cost. Composite depreciation is calculated for the property and equipment acquired under the TV Purchase Agreements, using the straight-line method over the estimated useful lives of the equipment, ranging from 5 to 10 years. The TV Licenses are amortized using the straight-line method over a period of 20 years. Depreciation and amortization commenced July 1, 1995.

     Deferred Costs

     Deferred financing costs are being amortized over the life of the First Mortgage Notes using the interest method for a period of 10 years ending December 15, 2003. Organizational and other costs related to El Comandante are being amortized using the straight-line method over a period of 5 to 15 years that commenced on December 15, 1989. Organizational and other costs related to V Centenario are being amortized using the straight-line method over a period of five years ending May 1, 2000.

     Deferred costs related to Television Stations include a noncompetition agreement entered into in connection with the acquisition of the Television Stations and certain organizational, start-up and other costs which are amortized,using the straight-line method, over a period of 3 to 10 years that commenced July 1, 1995.

     Deferred costs also includes broadcast contract rights which are recorded when the license period begins and all of the following conditions have been met: (a) the cost of each program is known or reasonably determinable, (b) the program material has been accepted by the broadcaster in accordance with the conditions of the license agreement, and (c) the program is available for its first showing or telecast. Contractual agreements define the life of the license, the number of showings available and the cost of each program. Broadcast contract rights are amortized based on the estimated number of times the program can be telecasted based on an accelerated amortization schedule at rates declining over the number of telecasts. Commitments for broadcast contract rights that have been executed, but which have not been recorded in the accompanying consolidated financial statements because they do not meet the criteria prescribed in accounting literature, amounted to approximately $208,000 as of December 31, 1995. There was no similar amount as of March 31, 1996.

     Upon the Closing of the sale to Paxson, S&E will write-off approximately $830,000 of deferred costs and broadcast contract rights which will not have any future benefit to S&E under Paxson's management of the Television Stations.

     Currencies

     HDA consolidates its accounts with Galapagos whose functional currency is Dominican Republic pesos ("RD$"), although the United States dollars ("US$") are also a recording currency. US$ are exchanged into RD$ and vice versa through commercial banks and/or the Central Bank of the Dominican Republic. Galapagos remeasures its monetary assets and liabilities recorded in US$ into RD$ using the exchange rate in effect at balance sheet date (the "current rate") and all other assets and liabilities and capital accounts, at the historical rates. Galapagos then translates its financial statements from RD$ into US$ using the current rate, for all assets and liabilities, and the average exchange rate prevailing during the year for results of operations. Net exchange gains or losses resulting from remeasurement of accounts, together with gains or losses from foreign currency transactions are included in other revenues from Dominican Republic racing. For the three months ended March 31, 1996 and 1995, a net loss of $3,900 and a net gain of $14,900, respectively, was recognized by Galapagos. Also, the following accumulated net losses from changes in exchange rates are included in partners' deficit:

                                           March 31,       December 31,
                                           1996            1995
                                           ------------    ------------
   Translation of assets and
     liabilities                           $     77,224    $     26,680
   Unsettled intercompany transactions
     of a long term nature                          275          66,641
                                           ------------    ------------
                                           $     77,499    $     93,321
                                           ============    ============


     The exchange rate as of March 31, 1996 and December 31, 1995 was US$1.00 to RD$13.46 and the average exchange rate prevailing during the three months ended March 31, 1996 was US$1.00 to RD$13.46.


4.  RECEIVABLES FROM ECOC:

     Receivables from ECOC at March 31, 1996 and December 31, 1995 consist of
(i) a note receivable of $1 million and accrued interest thereon of $34,500 and $20,164, respectively, and (ii) unpaid rent under the El Comandante Lease of $764,481 and $796,146, respectively. The note receivable accrues interest at 5.75%. The accrued interest at March 31, 1996 was collected in April 1996 and thereafter principal and interest is due in monthly installments of $30,309 over a three year period commencing May 1, 1996.


5.  LIABILITIES RELATED TO RACE TRACKS:

     First Mortgage Notes

     Pursuant to the Private Offering, ECCC issued First Mortgage Notes in the aggregate principal amount of $68 million under an indenture dated
December 15, 1993 (the "Indenture") between ECCC, HDA and Banco Popular de Puerto Rico, as trustee (the "Trustee"), and HDAMC issued Warrants to purchase 68,000 shares of Class A Common Stock of HDAMC. Upon issuance of the Warrants, HDAMC and HDA recorded additional equity of $1,912,800, equal to the fair value of the Warrants of $2,040,000, less offering costs of $127,200, and recorded debt discount of $2,040,000. Such debt discount is being amortized using the interest method over the term of the First Mortgage Notes. The First Mortgage Notes mature on December 15, 2003 and bear interest at 11.75% from December 15, 1993, payable semiannually, each January 15 and June 15.

     Payment of the First Mortgage Notes is guaranteed by HDA and the First Mortgage Notes are secured by a first mortgage on El Comandante and by certain other security which together encompass a lien on (i) the fee interests of HDA in the land and fixtures comprising El Comandante, (ii) all property rights of HDA in and to all related equipment, structures, machinery and other property, including intangible property, ancillary to the operations of El Comandante,
(iii) substantially all of the other assets and property of HDA and ECOC, including the capital stock of ECCC owned by HDA and (iv) the Rent Escrow as defined in Note 7.

     ECCC is required to redeem First Mortgage Notes in the principal amount of $6,800,000 on December 15, 2000, $10,200,000 on December 15, 2001 and 2002,
and the balance at maturity. ECCC and HDA may redeem First Mortgage Notes on or after December 15, 1998 at the following redemption prices (expressed as percentages of principal amount), if redeemed during the 12-month period beginning December 15 of years 1998 at 104.125%, 1999 at 102.75%, 2000 at
101.5%, and 2001 and thereafter at 100% of principal amount, in each case together with accrued and unpaid interest. Any such redemptions would offset the mandatory redemptions due December 15, 2000, 2001 and 2002.

     ECCC also may redeem up to one-third of the principal amount of the First Mortgage Notes from net proceeds of an equity offering by HDA at any time on or before December 15, 1996 at a redemption price of 110% of the principal amount. ECCC is required to offer to purchase First Mortgage Notes, at face value, to the extent that HDA has accumulated excess cash flow, asset sales with net proceeds in excess of $5 million, or a total taking or casualty, or in the event of a change of control of HDA.

     The Indenture contains certain covenants, one of which restricts the amount of distributions to HDA's partners. Permitted distributions include amounts intended to be sufficient to provide funds for HDA's partners to pay income tax on their allocable share of HDA's taxable income ("Tax Distributions"). Tax Distributions are equal to the higher of (i) 8.4% plus the higher of the then applicable United States personal or corporate income tax rate or (ii) the higher of the then applicable Puerto Rico personal or corporate income tax rate, multiplied by HDA's consolidated net income. HDA is permitted to make additional cash distributions to partners and other Restricted Payments, as defined under the Indenture, equal to 44.25% of the excess of HDA's cumulative consolidated net income after December 31, 1993 over the cumulative amount of the Tax Distributions, provided that HDA meets certain minimum debt coverage ratios. HDA does not yet meet the debt coverage ratios.

     Payable to Minority Stockholders

     A founders' agreement between HDA and the Minority Stockholders of Galapagos ("Founders' Agreement") gives HDA the right to make calls for stockholder loans, up to a maximum of $3,516,000, to be provided in accordance with ownership interests. As of March 31, 1996 and December 31, 1995, HDA has made loans of $1,842,500, which are eliminated in the accompanying consolidated financial statements, and the Minority Stockholders have made loans of $1,507,750. These loans bear interest at a rate equal to 2% over prime rate. At March 31, 1996 and December 31, 1995, the interest rate was 10.25% and 10.5%, respectively. Principal and accrued interest on the loans will be paid from available cash flow as determined by the President of Galapagos in his sole discretion.

      As of March 31, 1996 and December 31, 1995, the Minority Stockholders' share of Galapagos' accumulated losses exceeded their investment in common stock by $993,560 and $781,700, respectively, which amounts were netted against the payable to Minority Stockholders in the accompanying consolidated balance sheets.

     Notes Payable

     Galapagos has obtained a $1.1 million line of credit from a financial institution for the acquisition of wagering equipment for off-track betting agencies in the Dominican Republic. During 1995 Galapagos borrowed $549,500 under the line of credit, payable in monthly installments of $11,525 and $2,612, including interest at 10.75%, for a period of 4 years ending July 1999 and December 1999, respectively. The loans are collateralized by wagering equipment and guaranteed by HDA.


6.  LIABILITIES RELATED TO TELEVISION STATIONS:

     Note Payable

     On September 22, 1995, S&E obtained a $1.4 million loan, which is payable in monthly installments of $23,788, including interest at 10.75%, for a period of 7 years. The loan is collaterized by equipment of the Television Stations and is guaranteed by HDA.

     Obligations under TV Purchase Agreements

     The unpaid balances of the obligations under TV Purchase Agreements are as follows:

                                                 March 31,     December 31,
                                                   1996            1995
                                               ------------    ------------
   Non-interest bearing amount payable in
     monthly installments of $9,357
     thru October 2001                         $    644,381    $    673,704
   Less accreted interest portion of
     monthly installments                          (179,617)       (199,043)
                                               ------------    ------------
   Present value of monthly installments       $    464,764    $    474,661
                                               ============    ============


     HDA has agreed to assume the note payable and the obligations under TV Purchase Agreements upon the closing of the sale of a 50% interest in S&E to Paxson.


7.  LEASE OF EL COMANDANTE:

     El Comandante is operated by ECOC pursuant to the Operating License, a 15-year exclusive franchise ending December 2004 covering the San Juan Region of Puerto Rico, which approximates the northern half of Puerto Rico, as delineated in maps produced by the Puerto Rico Planning Board and Government

Development Administration (see Note 2).

     HDA has leased El Comandante to ECOC for a term ending December 14, 2004. The El Comandante Lease provides for payment of rent ("Basic Rent") consisting of 25% of the annual El Comandante commissions earned by ECOC ("ECOC Commissions") but in no event less than $7,500,000 ("Minimum Basic Rent") adjusted annually with a base year of 1989 by the percentage increase in the Consumer Price Index ("CPI") for the calendar year over the CPI for the previous calendar year. ECOC Commissions are ECOC's share of all monies wagered with respect to horse racing occurring at El Comandante, whether wagered at El Comandante or at other betting facilities in Puerto Rico or any other country. The El Comandante Lease also obligated ECOC to pay additional annual fixed rent ("Fixed Rent") of $150,000 in 1994 and $400,000 in 1995. An amendment to El Comandante Lease eliminated Fixed Rent effective January 1, 1996.

     The El Comandante Lease also requires ECOC to establish and fund with certain excess cash flow a rent escrow (the "Rent Escrow") until the Rent Escrow equals one half of the Minimum Basic Rent for that year. For purposes of determining the required deposits to the Rent Escrow, excess cash flow means, after ECOC has a cash balance of $700,000 for working capital (excluding restricted cash and payables to winning bettors), all cash flow of ECOC in excess of $300,000 per year, provided that the $300,000 threshold shall be increased by $100,000 for each $1 million by which the Rent Escrow exceeds $3 million. Funds held in the Rent Escrow may be released to make up any difference between rent payments made by ECOC and the rent due and payable under the El Comandante Lease. After deposits into the Rent Escrow, payments of Fixed Rent and donations in accordance with New ECOC's certificate of incorporation aggregating $3 million have been made, additional deposits to the Rent Escrow are subordinated to the obligations to Supra, Supra's majority owner and Interstate General Properties Limited Partnership S.E. ("IGP"), one of the managing partners of HDA. As of March 31, 1996, no deposits have been made into the Rent Escrow.

     The El Comandante Lease provides for ECOC to pay all El Comandante expenses except that, effective January 1, 1996, the amendment to the El Comandante Lease requires HDA to pay real property taxes on El Comandante.
The El Comandante Lease also contains certain covenants of ECOC including maintenance obligations; financial reporting requirements; insurance requirements; compliance with laws; limitations on indebtedness; limitations on liens; limitations on other activities; limitations on affiliate transactions; acceptance of IGP consulting services; and acceptance of amendments necessary to maintain HDA's tax status. ECOC granted a security interest in substantially all of its assets (excluding cash, but including the Rent Escrow) to HDA to secure ECOC's obligations under the El Comandante Lease, which security interest was then assigned to the Trustee as additional security for HDA's obligations under the First Mortgage Notes. If the El Comandante Lease is terminated prior to December 2004, ECOC will assign the Operating License to HDA to the extent permitted by law and sell at book value its equipment to HDA. Also, HDA will be required to assume up to $1.9 million of ECOC's obligations under the Reorganization Agreements.

     The El Comandante Lease provides for renegotiation of the Basic Rent, Fixed Rent and the Rent Escrow provisions with the results of such renegotiations to be effective on January 1, 1998.


8.  DOMINICAN REPUBLIC RACING:

     On September 28, 1994, Galapagos entered into an agreement with the Dominican Republic Government pursuant to which Galapagos leases and operates V Centenario (the "V Centenario Lease") for an initial term of 10 years which commenced April 1995. The V Centenario Lease also provides Galapagos with the right to develop off-track betting in the Dominican Republic and the exclusive right to simulcast horse races, including El Comandante races, into the Dominican Republic. The V Centenario Lease may be renewed for additional ten year periods by mutual agreement of the parties.

     The V Centenario Lease provides for payments of rent to the Dominican Republic Government based on a percentage of the annual wagering on races run at V Centenario ("V Centenario Wagering"). Galapagos' rent is .25% of the first RD$240 million (approximately US$18.5 million based on current official exchange rates) of V Centenario Wagering during the year, .5% of the next RD$240 million, .75% of the next RD$240 million and 1% of V Centenario Wagering over RD$720 million (approximately US$55 million based on current official exchange rates). Racing operations at V Centenario commenced on April 29, 1995.

     Galapagos has an agreement with Dominican Republic horseowners whereby they receive 50% of Galapagos' commissions on V Centenario Wagering and 50% of commissions earned by Galapagos on El Comandante's simulcasted races, after deducting payments to ECOC for its commissions on simulcasted races.

     Galapagos receives wagering services, software and equipment under a service agreement for a ten year period ending March 15, 2005. Service fees during 1995 are .65% (.0065) of total wagering and thereafter are the greater of (a) .65% of total wagering or (b) $150,000 in 1996, $175,000 in 1997 and thereafter $200,000 annually.

     As required under the Founders' Agreement, ECOC provides executive management services to Galapagos pursuant to a management agreement for the term of the V Centenario Lease ("ECOC Management Agreement"). Fees to ECOC under the ECOC Management Agreement are payable monthly and consist of 1% of wagering on simulcasted races and on V Centenario Wagering, with a maximum amount of $250,000 annually, adjusted by CPI commencing January 1996. During the three months ended March 31, 1996 and 1995, Galapagos incurred in fees of $66,800 and $2,290, respectively. Galapagos also reimburses ECOC for out-of-pocket expenses related to Galapagos.

     Assets and liabilities related to Dominican Republic racing amounted to $3,089,000 and $3,357,000, respectively, as of March 31, 1996 and to $3,125,000 and $2,985,000, respectively, as of December 31, 1995.

9.  S&E AND THE TELEVISION STATIONS:

     Pursuant to an agreement with ECOC which was effective January 1995, S&E was producing and broadcasting a four-hour television program for all races run at El Comandante for a maximum of 208 race days per year (the "Television Contract"). The Television Contract was originally for ten years to December 2004, but was replaced by a new agreement effective February 1, 1996 (the "New Contract"). The Television Contract required fixed monthly payments of $56,000 to S&E. S&E was responsible for producing the broadcasts and was entitled to revenues from sales of advertising time. ECOC agreed to construct and pay up to $150,000 for certain improvements to provide facilities at El Comandante for S&E's television studio, production and administration space at no cost to S&E as long as S&E broadcasts the television program for ECOC.

     The New Contract was negotiated in connection with the proposed sale of 50% interest in S&E to Paxson. Pursuant to the New Contract, ECOC purchases a minimum of 910 hours of television time annually from S&E at $725 per hour (minimum annual amount of $659,750), adjusted annually by CPI. If ECOC needs television time after 7:00 PM, the cost per hour is $900, also subject to CPI adjustments. ECOC is now responsible for producing and directing the broadcasts and is entitled to the revenues from its sales of advertising time during the broadcasts of the racing program. The term of the New Contract expires January 31, 2000, but is renewable for successive one year terms at ECOC's option.

     ECOC provides certain administrative, maintenance, security and utility services for which S&E pays $2,000 per month, adjusted annually by CPI.


10.  MANAGEMENT AGREEMENT:

     HDA does not have any employees. HDA's activities are managed by Interstate General Properties Limited Partnership S.E. ("IGP") pursuant to a management agreement for a term of 15 years ending December 31, 2004 (the "IGP Management Agreement"). Under the IGP Management Agreement, IGP provides management services, including office space, administrative and accounting
support, and property management to HDA.   Management fees effective
December 15, 1993 are $250,000 per annum payable monthly in equal installments, with annual CPI adjustment after 1993.


11.  INCOME TAXES:

     Puerto Rico Income Taxes

     HDA, a partnership organized under the laws of the Commonwealth of Puerto Rico, received a ruling from the Puerto Rico Treasury Department approving its special partnership status effective January 1, 1993. As a special partnership, HDA is not a taxable entity in Puerto Rico. Instead, HDA's partners are taxed on their distributive share of HDA's taxable income.

     S&E is a corporation organized under the laws of the Commonwealth of Puerto Rico and is subject to Puerto Rico income tax. Since S&E has accumulated net operating losses, no current provision for Puerto Rico income tax has been recorded.

     Federal Income Taxes

     HDA is not a taxable entity and incurs no federal income tax liability. Instead, each partner is required to take into account in computing his income tax liability such partner's allocable share of HDA's taxable income whether or not HDA makes a distribution of cash corresponding to such income. The accompanying consolidated financial statements include a current provision for income tax attributable to ECCC, a Delaware corporation subject to federal income tax on its taxable income.

     Dominican Republic Income Tax

     Galapagos is a Dominican Republic corporation subject to income taxes on taxable income generated in the Dominican Republic. Since Galapagos has accumulated net operating losses, no current provision for Dominican Republic income tax has been recorded. However, HDA is subject to withholding taxes in Dominican Republic upon interest from Galapagos on its stockholder loans, which loans and interest are eliminated in the accompanying consolidated financial statements. The deferred income tax provision relates to these taxes which will be payable when interest is collected.

     Net Operating Losses

     S&E and Galapagos have adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". This standard required S&E and Galapagos to recognize deferred income tax benefits for losses carryforwards and the tax benefits recognized must be reduced by a valuation allowance in certain circumstances. S&E and Galapagos have established a valuation allowance for the total amount of tax benefits related to the net operating loss carryforwards available to offset future taxable income.


12.  RELATED PARTY TRANSACTIONS:

     During the three months ended March 31, 1996 and 1995, HDA paid $5,500 (in 1995) to reimburse HDA's managing partners for directors' meeting fees and incurred $67,611 and $65,937, respectively, in fees to IGP pursuant to the IGP Management Agreement.


13.  DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS:

     SFAS No. 107 requires disclosure of the fair value of certain financial instruments, including cash, evidence of ownership interests in other entities and contracts that impose either and obligation to deliver a financial instrument or cash such as loans or notes payable, or a right to receive a financial instrument or cash such as loans or notes receivable. The fair values of HDA's financial instruments are as follows:

                                   March 31, 1996       December 31, 1995
                             ------------------------ ------------------------
                                          Carrying                  Carrying
                             Fair Value   Value       Fair Value    Value
                             -----------  ----------- -----------   ----------

Cash and cash equivalents    $ 3,581,021  $ 3,581,021 $   758,345   $  758,345
Receivables from ECOC-
  Note and accrued interest      954,500    1,034,500     940,000    1,020,164
First Mortgage Notes          62,900,000   66,279,448  58,000,000   66,239,879
Payable to stockholders        1,636,766    1,636,766   1,597,916    1,597,916
Notes payable                  1,837,858    1,837,858   1,889,410    1,889,410
Obligations under TV
  Purchase Agreements            464,764      464,764     474,661      474,661

     The carrying value of cash and cash equivalents approximates fair value because of the liquid nature of these assets. The note receivable from ECOC bears interest at a rate lower than prime rate and accordingly, was discounted based on the expected collection date assuming a rate of 10.5%. The fair value of the First Mortgage Notes was based on the quoted market prices for this investment, as reported by the brokerage firms handling the trading. The carrying value of the payables to stockholders, notes payable and obligations under TV Purchase Agreements approximates fair value because these obligations bear interest at market.


























      50             EL COMANDANTE OPERATING COMPANY, INC.
                      STATEMENTS OF REVENUES AND EXPENSES
                     FOR THE THREE MONTHS ENDED MARCH 31,
                                  (Unaudited)
                                                    1996          1995
                                                -----------   -----------
REVENUES:
  Commissions on wagering                       $15,206,667   $15,044,294
  Other                                             681,172       650,168
                                                -----------   -----------
     Total revenues                              15,887,839    15,694,462
                                                -----------   -----------
EXPENSES:
  Payments to horse owners and horse owners'
     association                                  7,615,006     7,606,816
  Track rent                                      3,801,669     3,861,074
  Salaries, wages and employee benefits           1,743,915     1,719,657
  Operating expenses                              1,295,707     1,326,220
  General and administrative                        667,847       768,363
  Marketing and satellite transmission costs        615,253       609,268
                                                -----------   -----------
     Total expenses                              15,739,397    15,891,398
                                                -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES                   148,442      (196,936)

PROVISION (CREDIT) FOR DEFERRED INCOME TAXES         26,955       (46,880)
                                                -----------   -----------
NET INCOME (LOSS)                               $   121,487   $  (150,056)
                                                ===========   ===========





















                    The accompanying notes are an integral
                           part of these statements.

      51             EL COMANDANTE OPERATING COMPANY, INC.

                    STATEMENTS OF NET ASSETS (LIABILITIES)


                                                 March 31,   December 31,
                                                   1996          1995
                                                -----------  -----------
                                                (Unaudited)    (Audited)

ASSETS:
  CURRENT ASSETS:
    Cash, including restricted cash of
      $1,761,237 and $903,562, respectively     $ 3,032,179  $ 2,883,447
    Accounts receivable, net                      1,170,478      954,809
    Prepayments and supplies inventory              581,890      291,717
    Notes receivable                                322,562      310,944
                                                -----------  -----------
       Total current assets                       5,107,109    4,440,917
                                                -----------  -----------
  DEFERRED COSTS, net:
    Organizational costs                             34,270       36,355
    Deferred tax asset                              531,182      558,137
    Telecommunication installation costs            242,890      257,829
    Noncompetition agreement                        333,333      395,833
                                                -----------  -----------
      Total deferred costs                        1,141,675    1,248,154
                                                -----------  -----------
  FURNITURE AND EQUIPMENT, net                    3,408,207    3,469,371
                                                -----------  -----------
      Total assets                              $ 9,656,991  $ 9,158,442
                                                -----------  -----------





















      52             EL COMANDANTE OPERATING COMPANY, INC.

                    STATEMENTS OF NET ASSETS (LIABILITIES)

                                  (continued)

                                                 March 31,   December 31,
                                                   1996          1995
                                                -----------  -----------
                                                (Unaudited)    (Audited)

LIABILITIES:
  CURRENT LIABILITIES:
    Current portion of capital lease
      obligations                               $   585,620      560,128
    Accounts payable and accrued liabilities      3,015,892    2,911,948
    Outstanding winning tickets and refunds       2,453,469    2,095,794
                                                -----------  -----------
      Total current liabilities                   6,054,981    5,567,870
                                                -----------  -----------
  CAPITAL LEASE OBLIGATIONS                       1,221,102    1,318,962
                                                -----------  -----------
  PAYABLE TO HOUSING DEVELOPMENT
    ASSOCIATES S.E.:
      Rent                                          764,481      796,146
      Note payable and accrued interest           1,034,500    1,020,164
                                                -----------  -----------
                                                  1,798,981    1,816,310
                                                -----------  -----------
  OTHER LIABILITIES:
    Notes                                         2,450,000    2,450,000
    Accrued interest                                130,042      124,902
                                                -----------  -----------
                                                  2,580,042    2,574,902
                                                -----------  -----------
      Total liabilities                          11,655,106   11,278,044
                                                -----------  -----------
NET ASSETS (LIABILITIES)                        $(1,998,115) $(2,119,602)
                                                ===========  ===========










                  The accompanying notes are an integral part
                             of these statements.


      53             EL COMANDANTE OPERATING COMPANY, INC.

               STATEMENT OF CHANGES IN NET ASSETS (LIABILITIES)

                   FOR THE THREE MONTHS ENDED MARCH 31, 1996



                                                   Amount
                                                -------------

BALANCES, December 31, 1995 (audited)           $ (2,119,602)

  Net income for the period (unaudited)              121,487
                                                -------------
BALANCES, March 31, 1996 (unaudited)            $ (1,998,115)
                                                =============































                  The accompanying notes are an integral part
                              of this statement.



      54             EL COMANDANTE OPERATING COMPANY, INC.
                           STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31,
                                  (Unaudited)
                                                    1996          1995
                                                 -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $   148,442   $  (150,056)
                                                 -----------   -----------
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities-
      Depreciation and amortization                  229,585       147,085
      Deferred tax provision (credit)                 26,955       (46,880)
      Provision for bad debts                         25,002        62,499
      (Increase) decrease in current assets-
        Accounts receivable                         (240,671)      (32,927)
        Prepayments and supplies inventory          (290,173)     (268,498)
      Increase (decrease) in current liabilities-
        Accounts payable and accrued liabilities     103,944      (435,430)
        Outstanding winning tickets and refunds      357,675      (276,535)
        Accrued interest                              19,475         5,100
        Rent payable                                 (31,664)        -
                                                 -----------   -----------
           Total adjustments                         200,128      (845,586)
                                                 -----------   -----------
           Net cash provided by (used in)
             operating activities                    348,570      (995,642)
                                                 -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in notes receivable                       (11,618)      (71,547)
  Capital expenditures                               (55,723)     (151,449)
  Payments of telecommunication installation
    costs                                                (61)       (8,201)
                                                 -----------   -----------
     Net cash used in investing activities           (67,402)     (231,197)
                                                 -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of capital lease obligations             (105,481)      (93,463)
  Payments of organizational costs                     -            (2,359)
                                                 -----------   -----------
     Net cash used in financing activities          (105,481)      (95,822)
                                                 -----------   -----------
NET INCREASE (DECREASE) IN CASH                      148,732    (1,322,661)

CASH, beginning of year                            2,883,447     2,214,801
                                                 -----------   -----------
CASH, end of period                              $ 3,032,179   $   892,140
                                                 ===========   ===========

                     EL COMANDANTE OPERATING COMPANY, INC.
                           STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31,
                                  (Unaudited)

                                  (continued)

                                                    1996          1995
                                                 -----------   ------------

SUPPLEMENTAL INFORMATION:
  Interest paid                                  $    58,179   $     55,583

NONCASH TRANSACTIONS:
  Equipment acquired through capital leases      $    33,113   $     48,140


































                  The accompanying notes are an integral part
                             of these statements.

      56             EL COMANDANTE OPERATING COMPANY, INC.

                         NOTES TO FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

     El Comandante Operating Company ("ECOC") was created under Delaware law as a 60% owned subsidiary of Housing Development Associates S.E. ("HDA"), a Puerto Rico partnership, to operate El Comandante Race Track ("El Comandante"), the only thoroughbred race track and off-track betting operation in Puerto Rico. El Comandante was acquired by HDA on December 14, 1989, and ECOC leased El Comandante from HDA and started operations on that date.

     On August 1, 1994, ECOC was reorganized by means of a merger into a Puerto Rico nonstock corporation named El Comandante Operating Company, Inc. (also referred to as "ECOC" or "New ECOC"), which became the surviving entity (see Note 4). An equity section is not presented in the financial statements since New ECOC is a non-stock corporation.

     Interim Financial Statements

     The consolidated financial statements as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 are unaudited but include all adjustments (consisting of normal recurring adjustments) which management considers necessary for a fair presentation of the results of operations of the interim periods. The operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year.



2.  SUMMARY OF ACCOUNTING POLICIES:

     Pervasiveness of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     New Pronouncements

     In 1995, ECOC implemented Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", which requires disclosure of the fair value of certain financial instruments (see Note 10).

     Commissions on Wagering

     ECOC earns commissions ("ECOC Commissions") on bets placed on El Comandante's thoroughbred horse races through wagering facilities at El Comandante and wagering facilities located at independently owned off-track betting agencies throughout Puerto Rico, and from wagering on races simulcasted outside Puerto Rico. ECOC offers bettors win and place, daily double, exacta, quiniela and pool wagering. Commissions are based on percentages of wagers established by law and vary for the different types of wagers in Puerto Rico, as follows: 26% of daily double and pool wagers; 20% of exacta and quiniela wagers; and 25% of losing wagers on win and place wagers. ECOC Commissions on wagers in Puerto Rico during the three months ended March 31, 1996 and 1995 averaged 21.1% and 19.6% , respectively. Commissions on simulcasted races are negotiated with wagering facilities outside Puerto Rico. ECOC Commissions on wagers on simulcasted races during the three months ended March 31, 1996 and 1995 averaged 6.03% and 6.77%, respectively.

     Restricted Cash

     Restricted cash represents accumulated cash in the "Pool Pote" that is paid out when there is a sole pool winner and a bonus amount which is added to
the pool payout on prizes of predetermined race days.   An amount is added to
the "Pool Pote" on every race day. The corresponding payables are recorded as part of the liability for outstanding winning tickets and refunds.

     Accounts Receivable

     Accounts receivable include balances from pool agents and other miscellaneous amounts. As of March 31, 1996 and December 31, 1995, reserves for doubtful accounts amounted to $201,123 and $171,735, respectively.

     Notes Receivable

     Notes receivable consist of unsecured short term loans to horse owners, with interest of 2% over prime rate and with various maturity dates. These loans provide financing to horse owners to purchase horses as a means to improve the quality of racing. ECOC has advised the Confederacion Hipica de Puerto Rico (the "Confederacion"), a horse owners' association, that its credit line to all members of the Confederacion, as a group, will not exceed $500,000 and it will not extend credit in excess of $50,000 to any single owner, nor lend more than 80% of the purchase price of any horse.

     Organizational Costs

     Legal fees and other costs incurred in the reorganization of ECOC into a nonstock corporation were recorded as deferred costs and are amortized on a straight-line basis over a period of five years that commenced on August 1, 1994. Amortization expense for the three months ended March 31, 1996 and 1995 was $2,085 in each period.

     Telecommunication Installation Costs

     These costs are related to the installation of telephone lines by Puerto Rico Telephone Company ("PRTC") and to excise taxes on the off-track telecommunication equipment. The costs are amortized on a straight-line basis over the remaining life of an agreement with PRTC expiring on April 1, 1999. Amortization expense for the three months ended March 31, 1996 and 1995 was $15,000 in each period.

     Noncompetition Agreement

     These costs are related to a Noncompetition Agreement entered into with the majority owner of Supra and former President of ECOC which prohibits him from investing or participating in horse racing operations anywhere in the Caribbean for a period of three years from August 1, 1994. The amount of $750,000 payable under the agreement was recorded as a deferred cost and is being amortized on a straight-line basis over the noncompete period. Amortization expense for the three months ended March 31, 1996 and 1995 was $62,500 in each period.

     Furniture and Equipment

     Furniture and equipment is stated at cost and depreciated on a straight-line basis over their estimated useful lives, which range from 5 to 10 years. Major replacements and improvements are capitalized and depreciated over their estimated useful lives.

     Repairs and maintenance are charged to expense when incurred. As of March 31, 1996 and December 31, 1995, furniture and equipment was as follows:

                                              March 31,     December 31,
                                                1996            1995
                                             ----------     -----------
     Furniture                               $  341,823     $   338,314
     Equipment                                4,072,549       3,987,222
     Motor vehicles                             726,138         726,138
                                             ----------     -----------
                                              5,140,510       5,051,674
     Less - Accumulated depreciation         (1,732,303)      1,582,303
                                             ----------     -----------
                                             $3,408,207     $ 3,469,371
                                             ==========     ===========

     For information with respect to pledged assets, see Note 4.


3.  PENSION PLAN:

     ECOC has a non-contributory defined benefit pension plan covering substantially all of its nonunion employees. Benefits are based on the employee's years of service and highest average earnings over five consecutive years during the last 15 years of employment. ECOC's policy is to fund an amount not less than the ERISA minimum funding requirement or more than the maximum deductible under the Puerto Rico tax law.

     Actuarial reports are not prepared on an interim basis, therefore, pension plan information for the interim periods is not available.


4.   THE OPERATING LICENSE, EL COMANDANTE LEASE AND OTHER COMMITMENTS:

     Operating License

     On December 15, 1989, the Puerto Rico Racing Board (the "Racing Board") granted a license to ECOC to operate El Comandante, which will expire on December 14, 2004 (the "Operating License"). The Operating License provides ECOC with: (1) the exclusive right to operate a race track in the area of Puerto Rico known as the San Juan Region, which approximates the northern half of Puerto Rico, as delineated in maps produced by the Puerto Rico Planning Board and Government Development Administration; (2) the exclusive right to conduct all types of authorized betting, both at El Comandante and off-track, anywhere in Puerto Rico, based on races held at El Comandante; and (3) the right to hold a minimum of 180 day or night race days per year. The Operating License requires payment by ECOC of an annual license fee, currently $250,000.

     Upon its expiration in December 2004, there can be no assurance that a new Operating License will be issued to ECOC if ECOC's lease of El Comandante is extended beyond that date. However, ECOC and its predecessor, San Juan Racing Association, Inc., have continuously operated the only thoroughbred racing facility in Puerto Rico since 1957.

     El Comandante's horse racing and pari-mutuel wagering operations are subject to substantial government regulation. Pursuant to the Puerto Rico Horse Racing Industry and Sport Act (the "Racing Act"), the Racing Board and the Puerto Rico Racing Administrator (the "Racing Administrator") exercise significant regulatory control over ECOC's racing and wagering operations.
For example, the Racing Administrator determines the monthly racing program for El Comandante and approves the number of annual race days in excess of the statutory minimum of 180. The Racing Act also apportions payments of the wagering handle, and thus, through legislation, the Racing Act could be amended to reduce the share of monies wagered that would be available as ECOC Commissions. The Racing Board consists of three persons appointed to four-year terms by the Governor of Puerto Rico. The Racing Administrator is also appointed by the Governor for a four-year term.

     El Comandante Lease

     HDA has leased El Comandante to ECOC under a lease agreement (the "El Comandante Lease") for a term of 15 years ending December 14, 2004. The El Comandante Lease provides for payment of rent consisting of 25% of the annual ECOC Commissions ("Basic Rent"), but in no event less than $7,500,000 ("Minimum Basic Rent") adjusted annually with a base year of 1989 by the percentage increase in the Consumer Price Index ("CPI") for the calendar year over the CPI for the previous calendar year. The El Comandante Lease also obligated ECOC to pay additional annual fixed rent ("Fixed Rent") of $150,000 in 1994 and $400,000 in 1995. An amendment to the El Comandante Lease eliminated Fixed Rent effective January 1, 1996.

     The El Comandante Lease also requires ECOC to establish and fund with certain excess cash flow a rent escrow (the "Rent Escrow") until the Rent Escrow equals one half of the Minimum Basic Rent for that year. For purposes of determining the required deposits to the Rent Escrow, excess cash flow means, after ECOC has a cash balance of $700,000 for working capital (excluding restricted cash and payables to winning bettors), all cash flow of ECOC in excess of $300,000 per year, provided that the $300,000 threshold shall be increased by $100,000 for each $1 million by which the Rent Escrow exceeds $3 million. Funds held in the Rent Escrow may be released to make up any difference between rent payments made by ECOC and the rent due and payable under the El Comandante Lease. After deposits into the Rent Escrow, payments of Fixed Rent and donations in accordance with New ECOC's certificate of incorporation aggregating $3 million have been made, additional deposits to the Rent Escrow are subordinated to the obligations to Supra, Supra's majority owner and Interstate General Properties Limited Partnership S.E. ("IGP"), as discussed below under "Reorganization of ECOC". As of March 31, 1996, no deposits have been made into the Rent Escrow.

     The El Comandante Lease provides for ECOC to pay all El Comandante expenses except that, effective January 1, 1996, the new amendment to the El Comandante Lease requires HDA to pay real property taxes on El Comandante.
The El Comandante Lease also contains certain covenants of ECOC including obligations to spend not less than $500,000 per calendar year, adjusted from a base year of 1993 according to the CPI, to repair and maintain El Comandante and related facilities; financial reporting requirements; insurance requirements; compliance with laws; limitations on indebtedness; limitations on liens; limitations on other activities; limitations on affiliate transactions; acceptance of IGP consulting services; and acceptance of amendments necessary to maintain HDA's tax status. ECOC granted a security interest in substantially all of its assets (excluding cash, but including the Rent Escrow) to HDA to secure ECOC's obligations under the El Comandante Lease, which security interest was then assigned as additional security for first mortgage notes of HDA. If the El Comandante Lease is terminated prior to December 2004, ECOC will assign its Operating License to HDA to the extent permitted by law and sell at book value its equipment to HDA.

     The El Comandante Lease provides for renegotiation of the Basic Rent, Fixed Rent and the Rent Escrow provisions with the results of such renegotiation to be effective on January 1, 1998.

     Reorganization of ECOC

     On December 13, 1993, ECOC entered into a series of agreements with Supra and its majority owner ("Supra Agreements") incident to the reorganization of ECOC as a Puerto Rico nonstock corporation (the "ECOC Reorganization"). The Supra Agreements provide for ECOC to pay accrued interest and principal on an outstanding note payable to Supra (see Note 7) in the principal amount of $200,000, to purchase ECOC's stock owned by Supra for $1,000,000 and to pay

$500,000 to Supra and Supra's majority owner as compensation for past services rendered in connection with management of ECOC. On December 15, 1993, IGP purchased from Supra an 80% interest in the $200,000 note.

     In addition, the majority owner of Supra and former President of ECOC entered into a Noncompetition Agreement that became effective upon the ECOC Reorganization and prohibits him from investing or participating in horse racing operations anywhere in the Caribbean for a period of three years. The Noncompetition Agreement provides for payment of $750,000.

     The obligations under the Supra Agreements and Noncompetition Agreement are subordinated to ECOC's working capital cash balance of $700,000, excluding restricted cash and payables to winning bettors, and to payments aggregating $3 million for Fixed Rent payable to HDA, deposits into the Rent Escrow and donations of $300,000 per year. Thereafter, until the obligations are paid, Supra and its majority owner will have priority on ECOC's Excess Cash Flow, as defined in the Supra Agreements, after payment of the Basic Rent, provided that ECOC has a working capital cash balance of at least $700,000. No payments of these obligations have been made as of March 31, 1996.

     On August 1, 1994, after HDA obtained the necessary approvals from the Racing Board, the ECOC Reorganization was completed as follows: (i) ECOC assigned the rights under the Supra Agreements and Noncompetition Agreement to a Puerto Rico nonstock corporation, El Comandante Operating Company, Inc. ("New ECOC"), which assumed the obligations to Supra and its majority owner and became a 40% owner of ECOC; (ii) HDA contributed its 60% interest in ECOC to ECOC's capital and consequently, New ECOC became the 100% owner of ECOC; and (iii) ECOC was merged into New ECOC, which became the surviving entity and continues the same business conducted by ECOC and assumed all of ECOC's responsibilities under the El Comandante Lease and the Operating License. At the time of the ECOC Reorganization, ECOC recorded additional obligations of $1,750,000 to Supra and its majority owner for the purchase price of ECOC's stock owned by Supra and the amount payable under the Noncompetition Agreement. New ECOC's certificate of incorporation requires New ECOC to distribute its net cash flow (after payment of rent and operating expenses, taxes, certain obligations to Supra and funding of working capital) for charitable, educational and other matters of public interest in Puerto Rico.

     Consulting Agreement

     Pursuant to a consulting agreement between ECOC and IGP executed on December 15, 1993 (the "Consulting Agreement") and as required under the El Comandante Lease, ECOC retained as executive management three racing consultants employed by IGP. Except for approximately 14% of IGP's salary and related payroll costs of one consultant, ECOC reimburses all of IGP's payroll, bonus and fringe benefit costs with respects to IGP's employment of the consultants. Fees incurred by ECOC pursuant to the Consulting Agreement during the three months ended March 31, 1996 and 1995 were $80,600 and $62,500, respectively.

     On April 22, 1996, IGP assigned its interest in the Consulting Agreement to Equus Management Company ("EMC") and the three racing consultants became employees of EMC.

     Horse Owners' Agreement and Service Agreement

     ECOC has an agreement with the Confederacion whereby 50% of wagering commissions received by ECOC on races held at El Comandante are to be paid to the Confederacion through April 1, 1998, plus a fixed amount of $50,000 annually from 1989 to 1992, and $55,000 from 1993 to 1998. The Confederacion also receives a minimum of $500 per race day for ECOC's wagering commissions on El Comandante races simulcasted outside Puerto Rico ("Simulcasting Commissions") and will commence to receive 50% of Simulcasting Commissions when these commissions exceed simulcasting expenses plus $500.

     ECOC receives wagering services, software and equipment under a service agreement effective through March 15, 2005. The service agreement requires minimum annual payments which consist of the greater of $800,800 annually or
 .65% (.0065) of total wagering. The Confederacion agreed to reimburse ECOC for one half of the rental fee paid under this service agreement up to a maximum of $3,461 per race day until April 1998.

     Management Services Agreement

     ECOC provides executive management services to Galapagos, S.A. ("Galapagos"), a subsidiary of HDA, pursuant to a management agreement effective September 28, 1994. Fees are the lesser of (i) 1% of amounts wagered on races run at the government owned V Centenario Race Track in the Dominican Republic which is operated by Galapagos, and on El Comandante races simulcasted in the Dominican Republic or (ii) $250,000 annually, adjusted by CPI commencing January 1996. During the three months ended March 31, 1996 and 1995, ECOC earned fees of $66,800 and $2,290, respectively. Galapagos also reimburses ECOC for out-of-pocket expenses related to the services.

     Television Contracts

     Pursuant to an agreement between a subsidiary of HDA, S & E Network Inc. ("S&E"), and ECOC effective January 1995, S&E was producing and broadcasting a four-hour television program for all races run at El Comandante for a maximum of 208 race days per year (the "Television Contract"). The Television Contract was originally for ten years to December 2004, but was replaced by a new agreement effective February 1, 1996 (the "New Contract"). The Television Contract required fixed monthly payments by ECOC to S&E of $56,000. S&E was entitled to revenues from sales of advertising time. ECOC agreed to pay up to $150,000 for certain improvements to provide facilities at El Comandante for S&E's television studio, production and administration space at no cost to S&E as long as S&E broadcasts the television program for ECOC.

     Pursuant to the New Contract, ECOC will purchase a minimum of 910 hours of television time annually from S&E at $725 per hour (minimum annual amount of $659,750), adjusted annually by CPI. If ECOC needs television time after 7:00 PM, the cost per hour will be $900, also subject to CPI adjustments. ECOC is now responsible for producing and directing the broadcasts and is entitled to the revenues from its sales of advertising time during the broadcasts of the racing program. The term of the New Contract expires January 31, 2000, but is renewable for successive one year terms at ECOC's option.

     ECOC provides certain administrative, maintenance, security and utility services for which S&E pays $2,000 per month, adjusted annually by CPI.


5.  CAPITAL LEASE OBLIGATIONS:

     ECOC has entered into certain equipment lease agreements during the normal course of business which have been classified as capital leases. The present value of future minimum lease payments under capital leases is as follows:

     Due during year
     ending March 31,

          1997...........................................$  585,620
          1998...........................................   589,442
          1999...........................................   518,973
          2000...........................................    91,666
          2001...........................................    21,021
                                                         ----------
          Minimum lease payments......................... 1,806,722
          Less  - Current portion........................   585,620
                                                         ----------
                                                         $1,221,102
                                                         ==========

6.  PAYABLE TO HOUSING DEVELOPMENT ASSOCIATES S.E.:

     Payable to HDA at March 31, 1996 and December 31, 1995 consists of (i) a note payable of $1 million and accrued interest thereon of $34,500 and $20,164, respectively, and (ii) unpaid rent under the El Comandante Lease of $764,481 and $796,146, respectively. The note accrues interest at 5.75%. The accrued interest at March 31, 1996 was paid in April 1996 and thereafter principal and interest are payable in monthly installments of $30,309 over a three year period commencing May 1, 1996.


7.  OTHER LIABILITIES:

     Other liabilities consist of unsecured notes of $160,000 to IGP and $40,000 to Supra, including accrued interest, and $500,000 of accrued past service costs payable to Supra and Supra's majority owner under the Supra Agreements. They also include $1,750,000 payable to Supra and Supra's majority owner for the purchase of ECOC's stock and for the amount payable under the Noncompetition Agreement. The unsecured notes bear interest at 2.5% over the prime rate, without a stated maturity date. The interest rate at March 31, 1996 and December 31, 1995 was 10.75% and 11%, respectively.

8.  INCOME TAXES:

     As of January 1, 1993, ECOC adopted the provisions of SFAS No. 109, "Accounting for Income Taxes", and recorded a deferred tax asset of $345,000, net of a valuation allowance of $1,055,000. This asset resulted from net operating loss carryforwards ("NOL") which are available to offset future taxable income and expire in various dates through 2001.

     Deferred tax assets of $531,182 and $558,137, net of valuation allowances of $1,321,518 and $1,419,433, were recorded as of March 31, 1996 and December 31, 1995, respectively. These assets arise from the difference between the tax basis of certain liabilities and their reported amounts in the financial statements (which will result in deductible amounts in future years when such liabilities are finally settled) and from the benefits of NOL.

     The deferred provision for income taxes for the three months ended March 31, 1996 is net of a decrease in the valuation allowance of $97,915 and the deferred credit for income taxes for the three months ended March 31, 1995 is net of a decrease in the valuation allowance of $34,000.

9.  LEGAL PROCEEDINGS:

     ECOC has been named as a defendant in various lawsuits arising out of its normal business operations, including employment-related claims. Based upon facts available to date, management and legal counsel believe that none of such actions will have a material adverse effect on ECOC's financial position or results of operations.


10.  DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS:

     SFAS No. 107 requires disclosure of the fair value of certain financial instruments, including cash, evidence of ownership interests in other entities and contracts that impose either and obligation to deliver a financial instrument or cash such as loans or notes payable, or a right to receive a financial instrument or cash such as loans or notes receivable. The estimated fair values of ECOC's financial instruments are as follows:

                                  March 31, 1996        December 31, 1995
                             ------------------------ ------------------------
                                          Carrying                  Carrying
                             Fair Value   Value       Fair Value    Value
                             -----------  ----------- -----------   ----------

Cash                         $3,032,179   $3,032,179  $ 2,883,447   $2,883,447
Note receivable                 322,562      322,562      310,944      310,944
Capital lease obligations     1,806,722    1,806,722    1,879,090    1,879,090
Payable to HDA -
  Note and accrued interest     954,500    1,034,500      940,000    1,020,164
Other liabilities             2,580,042    2,580,042    2,574,902    2,574,902

     The carrying value of cash approximates fair value because of the liquid nature of these assets. The carrying value of the notes receivable approximates fair value because these notes bear interest at a rate higher than prime rate. The carrying value of the capital lease obligations approximates fair value because these obligations bear interest at market.
The note payable to HDA bears interest at a rate lower than prime rate and accordingly, was discounted based on the expected payment date assuming an interest rate of 10.5%. For other liabilities the carrying value approximates fair value.











































      66                   EQUUS MANAGEMENT COMPANY

                                 BALANCE SHEET

                                MARCH 31, 1996

                                  (unaudited)


                                    ASSETS

Cash                                                              $     35

Receivable from Equus Gaming Company L.P.                           10,500
                                                                  --------
                                                                 $  10,535
                                                                  ========


                     LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable and accrued liabilities                           $63,014
                                                                   -------

Stockholder's deficit:
  Common stock, $.01 par value, 100 shares authorized,
    issued and outstanding                                               1
  Additional paid-in capital                                            99
  Distributions to owner                                          (29,818)
  Accumulated deficit                                             (22,761)
                                                                  --------
                                                                  (52,479)
                                                                  --------
                                                                  $ 10,535
                                                                  ========
















      The accompanying notes are an integral part of this balance sheet.

      67                   EQUUS MANAGEMENT COMPANY

                            NOTES TO BALANCE SHEET
                                MARCH 31, 1996



1.   ORGANIZATION:

     Equus Management Company ("EMC") was organized on July 29, 1994 as a Delaware corporation and a wholly owned subsidiary of Interstate General Company L.P. ("IGC").


2.   INVESTMENT IN EQUUS GAMING COMPANY L.P.:

     Shortly after its organization, IGC transferred to EMC a 0.99% general partnership interest and 0.01% limited partnership interest in Equus Gaming Company L.P. (the "Company") as a capital contribution and EMC was admitted as a general partner and a limited partner of the Company. IGC retained a 98.99% limited partnership interest in the Company.

     EMC distributed to IGC its 0.01% limited partnership interest, which permitted IGC to distribute to its unitholders a 99% limited partnership interest in the Company.

     EMC has full and exclusive responsibility and authority to manage the business and operations of the Company except as otherwise provided in the partnership agreement of the Company. EMC is not engaged in any significant activities other than managing the business of the Company. EMC is reimbursed for its out-of-pocket costs incurred to third parties in connection with the management of the Company in excess of its share in the Company's cash distributions. The amount due to EMC for reimbursement of these costs is $10,500 as of March 31, 1996.

     Because EMC has a general partnership interest, it accounts for its investment in the Company under the equity method of accounting. Since the investment in the Company has been written down below zero due to EMC's share of the Company's losses and distributions received from the Company, the investment has been reclassified in the accompanying balance sheet as of March 31, 1996 as accrued liabilities.

PART I -- ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

     Equus Gaming Company L.P. (the "Company") was formed initially on September 17, 1993 as a general partnership between Interstate General Company L.P. ("IGC") and one of its general partners, Interstate Business Corporation ("IBC"). Through a series of transactions completed on August 2, 1994, the Company was restructured as a Virginia limited partnership between IGC and its wholly owned subsidiary, Equus Management Company ("EMC"), for the purpose of succeeding to substantially all of IGC's ownership interest in real estate assets employed in thoroughbred racing and related wagering businesses. In connection with the restructuring, the Company became the owner of a 67% profits interest in Housing Development Associates S.E. ("HDA"). On February 6, 1995, IGC distributed to its unitholders 5,128,372 Class A Units ("Units") representing in the aggregate beneficial assignment of a 99% Class A limited
partnership interest in the Company (the "Distribution").   On March 8, 1995
an additional 1,205,245 Units were issued by the Company to HDA Management Corporation ("HDAMC") in exchange for a 15% profits interest in HDA.

     The Company's principal income producing asset is an 82% interest in HDA in which it is a co-managing partner. HDA owns El Comandante Race Track ("El Comandante"), the only licensed thoroughbred racing facility in Puerto Rico, which it leases to El Comandante Operating Company, Inc., a Puerto Rico nonstock corporation ("ECOC"). ECOC operates El Comandante at its expense and pays rent to HDA based primarily upon 25% of ECOC's share of wagering revenues. The lease agreement between ECOC and HDA (the "El Comandante Lease") expires on December 14, 2004. HDA also owns all of the outstanding capital stock of S & E Network Inc. ("S&E"), a Puerto Rico corporation that owns and operates three UHF television stations in Puerto Rico (the "Television Stations"), and 55% of the capital stock of Galapagos, S.A. ("Galapagos"), a Dominican Republic corporation that leases and since April 29, 1995 operates V Centenario Race Track, a government-owned racing facility in the Dominican Republic ("V Centenario"). In February 1996 HDA and S&E entered into an agreement to sell to Paxson Communications of San Juan, Inc. ("Paxson") a 50% interest in S&E, subject to receiving approval of the Federal Communications Commission ("FCC").

     The Company also owns 100% of the issued and outstanding stock of Virginia Jockey Club Inc., a Virginia corporation ("VJC"), which applied to the Virginia Racing Commission for licenses to own and operate a thoroughbred horse racing and wagering facility in Virginia. On October 12, 1994, the Virginia Racing Commission awarded the Virginia licenses to an applicant other than VJC. VJC appealed the decision of the Virginia Racing Commission to the Circuit Court of Richmond which affirmed the award to the other applicant and then to the Virginia Court of Appeals which, in April 1996, also affirmed the award. The Company does not intend to file any further appeals.

     The Company does not have any employees. IGC provides administrative support services pursuant to a Master Support and Services Agreement ("Support Agreement").

     Prior to March 8, 1995 generally accepted accounting principles did not permit the Company to consolidate the accounts of HDA in the Company's financial statements because HDAMC had the right to approve any sale or disposition of HDA's assets in excess of $500,000 and the incurrence of any debt in excess of $1 million. On March 8, 1995, HDA's partnership agreement was amended to eliminate these approval rights of HDAMC, and commencing as of that date the accounts of HDA have been consolidated with the Company's accounts.

     This section reflects Management's discussion and analysis of the financial condition and results of operations of (i) the Company and its consolidated subsidiaries, VJC and HDA, as of and for the three month periods ending March 31, 1996 and 1995 (HDA accounts were consolidated with the Company's accounts for the period after March 8, 1995), (ii) the Company and its consolidated subsidiaries, VJC and HDA, on a proforma basis based on proforma statements of income for the three month periods ended March 31, 1996 (historical) and 1995 (proforma) presented in Note 17 to the consolidated financial statements of the Company, and (iii) HDA and its consolidated subsidiaries, ECCC, Galapagos and S&E, as of and for the three month periods ending March 31, 1996 and 1995.


The Company's Results of Operations

Three Months Ended March 31, 1996 Compared to the Three Months Ended March 31, 1995

     The Company did not consolidate the accounts of HDA until March 8, 1995. Accordingly, the Company's historical results of operations for the quarterly periods ended March 31, 1996 and 1995 are not readily comparable. More meaningful comparative information is included elsewhere in this report in Management's discussions of (1) the Company's Proforma Results of Operations as if the accounts of HDA had been consolidated as of January 1, 1995 and (2) HDA's Results of Operations.

     Revenues.   With the exception of a cash distribution of $134,000
received from HDA in February 1995, the revenues of the Company in its consolidated statements of loss for the three months ended March 31, 1996 and 1995 are entirely from the consolidation of the accounts of HDA, the Company's 82% owned subsidiary. Because HDA had a zero investment in HDA when the cash distribution of $134,000 was received in February 1995 and since the distribution was received prior to the consolidation of HDA's accounts as of March 8, 1995, the distribution represented revenue to the Company that was not eliminated in the consolidated financial statements.

     Expenses, other than Income Taxes. Substantially all of the expenses, other than income taxes, in the consolidated statements of loss of the Company for the quarterly periods ended March 31, 1996 and 1995 are HDA expenses from

January 1, 1996 to March 31, 1996 and from March 8, 1995 to March 31, 1995, respectively.

     Expenses of the Company and its subsidiary VJC, excluding HDA's expenses during these quarterly periods, were as follows:

     a. Interest and related financing costs of $17,000 in the 1996 period and $1,500 in 1995 period related to a bank loan closed March 1995;

     b. Depreciation of $52,000 in the 1996 period and $14,000 in the 1995 period related to a step-up of $5,650,000 in El Comandante assets related to the value assigned to HDAMC's interest in HDA, transferred to the Company in March 1995 in exchange for limited partnership Units of the Company;

     c. General and administrative expenses of $203,000 in the 1996 period and $147,000 in the 1995 period, including VJC Appeal costs of $28,000 in 1996 and $63,000 in 1995. The balance of the expenses are primarily investor relations costs, costs of investigating new business opportunities, directors' fees and expenses, legal fees, and audit and tax expenses of the Company; and

     d. Management fees of $50,000 in each of the first three months of 1996 and 1995 pursuant to the Support Agreement.

     Provision for Income Taxes. The Company is subject to Puerto Rico income tax at a 29% rate on its distributable share of HDA's net taxable income. HDA is subject to Dominican Republic income tax on interest income from Galapagos and an HDA subsidiary is subject to Federal income taxes. The provisions for income taxes of $231,000 and $61,000 in the three month periods ended March 31, 1996 and 1995 are as follows:
                                                      1996           1995
                                                     Period         Period
                                                  ------------   ------------

     Puerto Rico income taxes of the Company      $    203,800   $     60,000
     Dominican Republic income taxes of HDA             24,700           -
     Federal income taxes of HDA subsidiary              2,500          1,000
                                                  ------------   ------------
                                                  $    231,000   $     61,000
                                                  ============   ============

     Minority Interest. Minority partners own 18% of HDA and minority stockholders hold a 45% interest in Galapagos. The accumulated deficit of HDA was $169,000 at March 31, 1995 and, as explained in Note 1 to the Company's consolidated financial statements, the Company did not recognize the 18% minority partners' share of HDA's net income until such time as the accumulated deficit of HDA was eliminated by earnings of HDA after March 31, 1995.

     The minority interest of $100,000 and $25,000 in the three month periods ended March 31, 1996 and 1995, respectively, is comprised of the following:

                                            1996             1995
                                           Period           Period
                                        -------------    -------------
     Minority stockholders' share of
       losses of Galapagos              $(    212,000)   $(     25,000)
     Minority partners' share of
       income of HDA after accumulated
       deficit was eliminated by
       HDA's earnings                         112,000           -
                                        -------------    -------------
                                        $(    100,000)   $(     25,000)
                                        =============    =============



Liquidity and Capital Resources of the Company

     This discussion relates solely to the liquidity and capital resources of the Company and VJC. Liquidity and capital resources of HDA and its subsidiaries is discussed separately below under the caption "Liquidity and Capital Resources of HDA".

     The Company's principal cash needs are income taxes, principal and interest on a bank loan, fees and expenses of EMC's independent directors, legal and accounting fees, reimbursements to IGC under the Support Agreement, and payment of loans from IGC, a general partner of the Company. The Company's estimated 1996 cash requirements are approximately $1.6 million.

     The Company's principal sources of cash to meet its obligations have been distributions related to its 82% interest in HDA, the bank loan discussed
below and loans from IGC.   Indenture restrictions presently limit HDA's
ability to make distributions ("Permitted Distributions") to its partners, including the Company, to approximately 48% of HDA's cumulative consolidated net income (see Note 6 to the Company's Consolidated Financial Statements).

     The Company borrowed $850,000 in 1995 from a bank in Puerto Rico. The bank loan was payable in quarterly installments of $100,000 commencing May 1995, and the Company assigned to the bank the first $100,000 of quarterly distributions it received from HDA. The loan balance was $450,000 at March 31, 1996. In May 1996 the loan was increased to $700,000 with the same assignment of $100,000 of quarterly distributions for principal payments commencing August 31, 1996 and a final payment of $200,000 in November 1997.

     In March 1996 HDA made a cash distribution of $54,000 to the Company related to HDA's 1995 fourth quarter consolidated net income. Based on Management's forecast of HDA's 1996 consolidated net income, the Company's share of HDA's Permitted Distributions in the second, third and fourth quarters of 1996 are estimated to be approximately $1.5 million. These distributions, together with December 31, 1995 cash balances of $56,000 and net proceeds of approximately $240,000 from the increase in the bank loan, are expected to exceed the Company's 1996 estimated cash requirements of $1.6 million.

The Company's Proforma Results of Operations

Three Months Ended March 31, 1996 Compared to the Three Months Ended March 31, 1995

     As discussed previously, the Company did not consolidate the accounts of HDA in the Company's historical financial statements until March 8, 1995.
Note 17 to the Company's consolidated financial statements includes proforma consolidated statements of income (loss) for the three months ended March 31, 1996 (historical) and 1995 (proforma) based upon the consolidated statements of income of the Company and VJC, and HDA and its subsidiaries, which were prepared as if the acquisition by the Company of its 82% interest in HDA had occurred on January 1, 1995.

     Revenues.   The Company and VJC did not have any revenues in the three months ended March 31, 1996 and 1995, except for interest income of $1,000 in
1996.   Accordingly, all other proforma revenues in that three month period relate to HDA and its subsidiaries.

     Rental income from El Comandante.   Rental income from El Comandante
decreased $59,000 (1.5%) to $3,802,000 in the three months ended March 31, 1996 from $3,861,000 in the comparable period of 1995. Rental income in the 1996 period was based on 25% of ECOC's commissions of $15,207,000 from El Comandante wagering on 61 racing days, whereas 1995 rental income was based on 25% of ECOC's commissions of $15,044,000 from wagering on 52 racing days, plus fixed rent of $100,000. In February 1996, ECOC commenced racing five days a week by adding Thursday to its previous four-day race week. Although the average daily commissions earned by ECOC declined in the 1996 period, the commissions earned on Thursday race days more than offset the decline in average daily commissions.

     The effect of the additional race day is shown by (1) the comparison of the January 1996 and 1995 commissions earned by ECOC before introduction of Thursday racing, and (2) February and March 1995 commissions earned before Thursday racing commenced compared with commissions earned in February and March 1996 after Thursday racing commenced. The January 1996 commissions were $501,000 less than the January 1995 commissions; however the February and March 1996 commissions exceeded the comparable months in 1995 by $663,000.

     Due to a combination of unanticipated regulatory actions and weather emergencies affecting Puerto Rico racing operations and wagering in 1995, ECOC requested relief from payment of certain future lease obligations. As a result, the El Comandante Lease was amended effective January 1, 1996 to eliminate fixed rent after 1995 and HDA assumed responsibility for paying El Comandante real property taxes due and payable after December 31, 1995.

     Dominican Republic Racing Revenues.   Galapagos began simulcasting El
Comandante races on February 27, 1995 to several sports betting agencies in the Dominican Republic, and earned commissions of $72,000 on wagering on El Comandante races in the quarter ended March 31, 1995. In the 1996 quarter, Galapagos had commissions of $823,000 on wagering from racing which had commenced April, 1995 at V Centenario and $484,000 from wagering on simulcasted El Comandante races. Galapagos also had revenues of $196,000 in 1996 from Jockey Club and restaurant operations and other miscellaneous sources.

     Revenues from Television Stations.   In February 1996 S&E, HDA and Paxson
entered into a Stock Purchase Agreement by which Paxson has agreed to purchase a 50% interest in S&E, subject to FCC approval which is expected to be received by June 30, 1996. Paxson is a subsidiary of Paxson Communications Corporation which has created a nationwide network of television stations dedicated to the airing of infomercial programming (the "Informall TV network" or "inTV"). Paxson Communications Corporation introduced its Informall TV Network in January 1995 which, as of March 1996, consisted of 24 owned, operated pursuant to a time brokerage agreement or affiliated inTV stations in more than twenty U.S. television markets. Paxson Communications Corporation's infomercial programming format allows it to eliminate substantially all programming expenses and achieve reductions in other operating expenses.
Until FCC approval is received, Paxson is providing programming, including infomercials, and certain other services to S&E under a Time Brokerage Agreement and is entitled to 50% of S&E's operating cash flow until closing. Following FCC approval, Paxson has agreed to assume responsibility for managing the television operations.

     S&E commenced television broadcasting in January 1995 and earned broadcasting fees and advertising revenues of $227,000 in the first quarter of 1995. As a result of the changes in broadcasting and programming formats, S&E was able to increase its 1996 revenues which were $500,000 in the first quarter of 1996. The revenues included fees of approximately $170,000 in the 1996 and 1995 quarters from ECOC for broadcasting the El Comandante racing program.

     Interest Income.   In the three months ended March 31, 1996, HDA earned
interest income of $28,000 on its note receivable from ECOC and from short term investments, and the Company earned interest income of $1,000. HDA earned $32,000 in the comparable 1995 period from short-term investments.

     Financial Expenses.   Financial expenses in the three months ended March
31, 1996 increased $109,000 (5%) to $2,302,000 from $2,193,000 in the three months ended March 31, 1995. The increase is primarily attributable to interest expense of $50,000 in 1996 related to capital leases of the Television Stations and Galapagos, and increases of $46,000 in interest on loans from minority stockholders of Galapagos and on a bank loan of the Company.

     Depreciation.   Depreciation increased $169,000 (37%) in the three months
ended March 31, 1996 to $625,000 from $456,000 in the comparable three months of 1995. The increase is attributable to depreciation of $169,000 related to assets of Television Stations and Galapagos in the 1996 quarter, whereas there was no depreciation in the 1995 quarter related to these assets.

     General and Administrative Expenses. General and administrative expenses increased to $407,000 in the three months ended March 31, 1996 from $226,000 in the comparable period of 1995. The increase is primarily attributable to increases in costs of investor relations, investigating new business opportunities and legal fees, and to El Comandante property taxes of $149,000 in the 1996 quarter, offset in part by a decrease of $35,000 in VJC Appeal costs. As discussed under Rental Income from El Comandante, HDA assumed responsibility for El Comandante property taxes effective January 1, 1996.

     Management Fees. HDA has a management agreement with an affiliate of IGC which provides for fees of $250,000 annually, adjusted by increases in CPI, and the Company reimburses IGC for costs of administrative support services pursuant to the Support Agreement. Management fees were $118,000 in the three months ended March 31, 1996 and $116,000 in the comparable period of 1995.

     Operating Costs of Dominican Republic Racing. Galapagos began simulcasting El Comandante races on February 27, 1995 and incurred costs in the first quarter of 1995 in preparation for the opening of V Centenario in April 1995. Costs incurred in connection with these operations were $196,000 in the three months ended March 31, 1995, and $1,750,000 while under full operation during the three months ended March 1996.

     Operating Costs of Television Stations. S&E commenced television broadcasting in January 1995 on a test basis and incurred operating expenses of $563,000 during the three months ended March 31, 1995; the expenses in the comparable 1996 period were $515,000. As discussed above under Revenues from Television Stations, a new broadcasting and programming format which commenced in February 1996 has reduced operating expenses in the 1996 quarter.

     Distribution of Units of the Company.   The legal, accounting and other
costs of the Distribution were $131,000 in the quarter ended March 31, 1995. There were no similar costs in the first quarter of 1996.

     Provision for Income Taxes. The Company is subject to Puerto Rico income tax at a 29% rate on its distributable share of HDA's net taxable income. HDA is subject to Dominican Republic income tax on interest income from Galapagos and an HDA subsidiary is subject to Federal income taxes. The provisions for income taxes of $231,000 and $255,000 in the three month periods ended March 31, 1996 and 1995 were as follows:

                                                    1996           1995
                                                   Period         Period
                                                ------------   ------------
     Puerto Rico income taxes of the Company    $    203,800   $    254,000
     Dominican Republic income taxes of HDA           24,700           -
     Federal income taxes of HDA subsidiary            2,500          1,000
                                                ------------   ------------
                                                $    231,000   $    255,000
                                                ============   ============

     Minority Interest. Minority partners own 18% of HDA and Dominican Republic minority stockholders hold a 45% interest in Galapagos. The accumulated deficit of HDA was $169,000 at March 31, 1995 and, as explained in
Note 1 to the Company's consolidated financial statements, the Company did not recognize the 18% minority partners' share of HDA's net income until such time as the accumulated deficit of HDA was eliminated by earnings of HDA after March 31, 1995.

     The minority interest of $100,000 and $74,000 in the three month periods ended March 31, 1996 and 1995, respectively, is comprised of the following:

                                            1996             1995
                                           Period           Period
                                        -------------    -------------
     Minority stockholders' share of
        losses of Galapagos             $(    212,000)   $(     74,000)
     Minority partners' share of
       income of HDA after accumulated
       deficit was eliminated by
       HDA's earnings                         112,000           -
                                        -------------    -------------
                                        $(    100,000)   $(     74,000)
                                        =============    =============

Results of Operations of HDA

Three Months Ended March 31, 1996 Compared to the Three Months
Ended March 31, 1995

     Revenues.   Revenues increased $1,627,000 (38.7%) to $5,834,000 in the three months ended March 31, 1996 from $4,207,000 in the comparable period in 1995. The increase resulted from an increase in revenues of $273,000 from the Television Stations and $1,416,000 from Dominican Republic racing, offset in part by a decrease of $59,000 in rental income from El Comandante.

     Rental income from El Comandante.   Rental income from El Comandante
decreased 1.5% to $3,802,000 in the three months ended March 31, 1996 from $3,861,000 in the comparable period of 1995. Rental income in the 1996 period was based on 25% of ECOC's commissions of $15,207,000 from El Comandante wagering on 61 racing days, whereas 1995 rental income was based on 25% of ECOC's commissions of $15,044,000 from wagering on 52 racing days, plus fixed rent of $100,000. In February 1996, ECOC commenced racing five days a week by adding Thursday to its previous four-day race week. Although the average daily commissions earned by ECOC declined in the 1996 period, the commissions earned on Thursday race days more than offset the decline in average daily commissions.

     The effect of the additional race day is shown by (1) the comparison of the January 1996 and 1995 commissions earned by ECOC before introduction of Thursday racing, and (2) February and March 1995 commissions earned before Thursday racing commenced compared with commissions earned in February and March 1996 after Thursday racing commenced. Whereas the January 1996 commissions were $501,000 less than the January 1995 commissions, the February and March 1996 commissions exceeded the comparable months in 1995 by $663,000.

     Due to a combination of unanticipated regulatory actions and weather emergencies affecting Puerto Rico racing operations and wagering in 1995, ECOC requested relief from payment of certain future lease obligations. As a result the El Comandante Lease was amended effective January 1, 1996 to eliminate fixed rent after 1995 and HDA assumed responsibility for paying El Comandante real property taxes due and payable after December 31, 1995.

     Dominican Republic Racing Revenues.   Galapagos began simulcasting El
Comandante races on February 27, 1995 to several sports betting agencies in the Dominican Republic, and earned commissions of $72,000 on wagering on the El Comandante races in the quarter ended March 31, 1995. In the 1996 quarter, Galapagos had commissions of $823,000 on wagering from racing which had commenced April, 1995 at V Centenario and $484,000 from wagering on simulcasted El Comandante races. Galapagos also had revenues of $197,000 in 1996 from Jockey Club and restaurant operations and other miscellaneous sources.

     Revenues from Television Stations.   In February 1996 S&E, HDA and Paxson
entered into a Stock Purchase Agreement by which Paxson agreed to purchase a 50% interest in S&E, subject to FCC approval which is expected to be received by June 30, 1996. Paxson is a subsidiary of Paxson Communications Corporation which has created a nationwide network of television stations dedicated to the airing of infomercial programming (the "Informall TV network" or "inTV"). Paxson Communications Corporation introduced its Informall TV Network in January 1995 which, as of March 1996, consisted of 24 owned, operated pursuant to a time brokerage agreement or affiliated inTV stations in more than twenty U.S. television markets. Paxson Communications Corporation's infomercial programming format allows it to eliminate substantially all programming expenses and achieve reductions in other operating expenses. Until FCC approval is received, Paxson is providing programming, including infomercials, and certain other services to S&E under a Time Brokerage Agreement and is entitled to 50% of S&E's operating cash flow until closing. Following FCC approval, Paxson has agreed to assume responsibility for managing the television operations.

     S&E commenced television broadcasting in January 1995 and earned broadcasting fees and advertising revenues of $227,000 in the first quarter of 1995. As a result of the changes in broadcasting and programming formats, S&E was able to increase its 1996 revenues which were $500,000 in the first quarter of 1996. The revenues included fees of approximately $170,000 in the 1996 and 1995 quarters from ECOC for broadcasting a four-hour program for races run at El Comandante.

     Interest Income.   HDA earned interest income of $28,000 in the three
months ended March 31, 1996 on its note receivable from ECOC and from short term investments, and earned $32,000 in the comparable 1995 period from short-term investments.

     Financial Expenses.   Financial expenses in the three months ended March
31, 1996 increased $94,000 (4.3%) to $2,286,000 from $2,191,000 in the three months ended March 31, 1995. The increase is primarily attributable to 1996 interest of $50,000 related to capital leases of the Television Stations and

Galapagos and increased interest of $34,000 on loans from minority stockholders of Galapagos.

     Depreciation.   Depreciation increased $169,000 (41.8%) in the three
months ended March 31, 1996 to $573,000 from $404,000 in the comparable three months of 1995. The increase is attributable to depreciation of $169,000 related to assets of the Television Stations and Galapagos in the 1996 quarter, whereas there was no depreciation in the 1995 quarter related to these assets.

     General and Administrative Expenses. General and administrative expenses increased $125,000 to $204,000 in the three months ended March 31, 1996 from $79,000 in the comparable period of 1995. The increase is attributable to El Comandante property taxes of $149,000 in the 1996 quarter, less net reductions of $24,000 in other expenses. As discussed under Rental Income from El Comandante, HDA assumed responsibility for El Comandante property taxes effective January 1, 1996.

     Management Fees. A management agreement with a subsidiary of IGC provides for fees of $250,000 annually, adjusted by increases in CPI. Fees under this agreement were $68,000 in the three months ended March 31, 1996 and $66,000 in three months ended March 31, 1995.

     Operating Costs of Dominican Republic Racing. Galapagos began simulcasting El Comandante races on February 27, 1995 and incurred costs in the first quarter of 1995 in preparation for the opening of V Centenario in April 1995. Costs incurred in connection with these operations were $196,000 in the three months ended March 31, 1995, and $1,750,000 while under full operation during the three months ended March 1996.

     Operating Costs of Television Stations. S&E commenced television broadcasting in January 1995 on a test basis and incurred operating expenses of $563,000 during the three months ended March 31, 1995; the expenses in the comparable 1996 period were $515,000. As discussed above under Revenues from Television Stations, a new broadcasting and programming format which commenced in February 1996 has reduced operating expenses in the 1996 quarter.

     Distribution of Units of Equus Gaming Company L.P.. The legal, accounting and other costs incurred in connection with the Distribution were $131,000 in the three months ended March 31, 1995. There were no similar costs in the first three months of 1996.

     Provision for Income Taxes.   HDA qualifies as a special partnership
under the Puerto Rico Income Tax Act and therefore is not subject to taxation in Puerto Rico at HDA level. Instead HDA's partners are taxed on their allocable share of HDA's taxable income. HDA is subject to Dominican Republic income tax on interest income from Galapagos and an HDA subsidiary is subject to Federal income taxes.

     The provisions for income taxes in the three months ended March 31, 1996 are deferred Dominican Republic taxes of $24,600 and current Federal income taxes of $2,500. The provision for income taxes in the three months ended

March 31, 1995 is Federal income taxes of $1,200.

     Minority Interest.    HDA and the other incorporators of Galapagos
together sold a 45% interest in Galapagos in February 1995 to Dominican Republic resident investors (the "Minority Stockholders"). HDA retained a 55% interest. The minority interest of $212,000 for the three months ended March 31, 1996 represents the Minority Stockholders' share of the losses of Galapagos during the 1996 quarter, and the minority interest of $74,000 for the three months ended March 31, 1995 represents their share of accumulated losses of Galapagos from inception through March 31, 1996.


Liquidity and Capital Resources of HDA

     HDA's principal source of cash is rental income from the lease of El Comandante to ECOC. El Comandante commissions on wagering in 1995 were approximately $2,800,000 less than commissions in 1994. Also, ECOC incurred higher costs in 1995 related to (i) costs of televising El Comandante races resulting from a new contract which was effective January 1, 1995, (ii) early retirement of approximately 25 employees under an incentive plan designed to reduce payroll costs prospectively, and (iii) satellite costs for the simulcasting of El Comandante races to the Dominican Republic. As a result of reduced El Comandante commissions and higher operating costs in 1995, ECOC had rent payable to HDA of approximately $1,800,000 at December 31, 1995, including $1,000,000 which was converted into a promissory note. ECOC's business plan is to increase revenue through growth in the core Puerto Rico market, primarily by the increase in number of race days from four to five days a week commencing February 1, 1996, bring additional OTB agencies on line for simulcasting in the Dominican Republic and expand simulcasting to other Caribbean islands and Latin American countries.

     HDA's liquidity was adversely affected in 1995 by (i) collections of El Comandante rent in 1995 of approximately $2.5 million less than in 1994, due to a $700,000 reduction in amount of 1995 rent and to ECOC's inability to pay $1.8 million of accrued rent (ii) cash requirements of approximately $6 million for the Television Stations and Dominican Republic racing and (iii) HDA's costs of the Distribution and registration of the Company's Units. Notwithstanding the effect of these matters, HDA was able to meet its cash requirements from accumulated cash at the beginning of 1995, cash flow from ECOC rent collections and equipment financing proceeds of approximately $1.8 million for the Television Stations and Dominican Republic racing. The cash of $6 million used in the operations of the Television Stations and Dominican Republic racing was primarily for equipment purchases, start-up costs, acquisition debt of Television Stations and operating losses of both operations.

     ECOC's management is forecasting a 1996 increase in excess of $6 million in El Comandante commissions which includes commissions on wagering on its races simulcasted to the Dominican Republic. As a result ECOC is forecasting a positive cash flow in 1996 and expects its payments to HDA in 1996 to exceed 1995 payments by approximately $3 million, including $800,000 of the 1995 unpaid debt of $1.8 million. The principal reasons for the forecast of increased El Comandante commissions are (i) increases in ECOC's race days from four to five days effective February 1, 1996 and (ii) increased simulcasting commissions from OTB agencies in Dominican Republic, with an expected increase in agencies from 163 at the end of 1995 to approximately 360 by the end of 1996. ECOC expects to achieve these results without any significant increase in costs in excess of 1995 costs, except for costs such as purses to horseowners, rent to HDA and Autotote rent which are calculated, pursuant to agreements, based on wagering handle or El Comandante commissions. The forecast assume no adverse regulatory changes, continued availability of adequate horses and jockeys, and no significant loss of revenues due to new forms of competing gambling, any unusual number of pick-six jackpot winners or general economic decline.

     HDA's management is forecasting significantly improved cash flow and liquidity in 1996 due primarily to forecasts of 1996 rent payments by ECOC of approximately $3 million in excess of 1995 payments; no significant, if any, 1996 cash requirements for Dominican Republic racing; and positive cash flow to HDA of approximately $2.3 million from the Television Stations, resulting from sale of 50% interest in S&E to Paxson which is subject to approval of FCC.

     The 1996 operations for Dominican Republic racing are forecasted to be approximately break-even cash flow. The forecasted improved operating results are based primarily on (1) increased commissions from the OTB agencies on wagering on V Centenario and El Comandante races due to the planned expansion of the OTB network to 360 agencies in Dominican Republic by December 31, 1996, and (2) reductions in cash requirements for marketing costs in 1996. A portion of wagering in the Dominican Republic is set aside and reserved for covering losses from currency fluctuations and for other purposes approved by the Dominican Republic Racing Commission. The Racing Commission has authorized Galapagos to use reserved funds commencing April 1996 to promote racing in the Dominican Republic, including payments of certain existing marketing costs that would otherwise be payable from operating cash flow of Galapagos.

     S&E's agreements with Paxson will have a significant positive effect on HDA's cash flow to an estimated $2.3 million of cash flow in 1996, in contrast to a cash requirement of $3.9 million in 1995 which was funded by HDA cash investments of $2.5 million and equipment financing proceeds of $1.4 million.

HDA's estimated net cash flow of $2.3 million in 1996 is comprised of $4 million to be received from Paxson after the FCC approves the S&E stock sale, net of estimated HDA investments in S&E of $1.7 million. The Paxson agreements require HDA to fund 100% of certain capital improvements of $280,000, and 50% of any additional improvements if such funds are not available from S&E's operations, and require Paxson to make loans to S&E for any operating cash requirements after February 1, 1996 and for 50% of capital
improvements in excess of $280,000.   HDA's estimated investment of $1.7
million will be used by S&E primarily for (i) estimated Paxson transaction costs of $1,000,000 (100% of the first $280,000 of capital improvements, employee severance costs, costs to cancel certain S&E contracts and other transaction costs, including legal, accounting and costs of approvals required from holders of the First Mortgage Notes), (ii) other 1996 capital improvements proposed by Paxson, of which HDA's 50% share is $350,000, (iii) operating losses in January 1996 and (iv) debt service on approximately $1.7 million of S&E debt that HDA will assume when the stock sale closes. The assumed debt is payable in monthly installments over approximately six years.

     HDA had cash balances of $560,000 at December 31, 1995, and is forecasting a net cash flow of approximately $8 million in 1996, before distributions to partners, as follows:

                                                    1996           Actual
                                                  Forecast         3-31-96
                                                ------------     ------------
Cash receipts to HDA:
   El Comandante rent & collections of
       receivables from ECOC                    $ 16,285,000     $  3,633,000
   Sale of 50% interest in S&E                     4,000,000           -
                                                ------------     ------------
                                                  20,285,000        3,633,000
Cash Disbursements by HDA:
    Debt service on First Mortgage Notes        (  8,200,000)          -
    Television Station costs and
       capital improvements                     (  1,700,000)    (    690,000)
    Administration costs, management fees and
       registration of Equus Units              (    700,000)    (    256,000)
    El Comandante property taxes and capital
       improvements                             (  1,250,000)    (    335,000)

Contingency reserve                             (    435,000)          -
                                                ------------     ------------
                                                $  8,000,000     $  2,352,000
                                                ============     ============

     HDA made distributions of $66,000 to its partners in the first quarter of 1996 related to 1995 fourth quarter results of operations. Based on HDA's 1996 forecast of income, HDA would be permitted by the terms of the Indenture to make cash distributions to its partners of approximately $2,500,000 during the second, third and fourth quarters of 1996 and first quarter of 1997. The Company receives 82% of HDA's distributions.

     ECOC requested and HDA approved a 1996 capital improvement budget of $650,000 for El Comandante. HDA has commenced the preparation of a "master plan" for capital improvements to El Comandante for the next 3 to 4 years, which will include, among other things, additional horse stalls, a jockey club within the existing Clubhouse and remodeling of the Turf Room and restaurant. ECOC's management has asked HDA for additional barns with 100 horse stalls, at an estimated cost of $850,000, which HDA's management expects will be approved in 1996. However, any costs for barns will principally be incurred in 1997, and are not included in the 1996 forecast of cash flow.

PARTI II -- OTHER INFORMATION

ITEM 1 - 5

Not applicable.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit  -- None

     (b) Reports on Form 8-K -- On April 29, 1996, the Company filed a report on Form 8-K with respect to its Registration Statement on Form S-3 (No. 33-90982) under the Securities Act of 1933, as amended, to incorporate by reference therein the audited financial statements of Interstate General Company L.P..





































      82                          SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Equus Gaming Company L.P.
                                   -----------------------------------
                                            (Registrant)

                                   By:  Equus Management Company
                                        Managing General Partner

May 15, 1996                            /s/ Donald G. Blakeman
- --------------                          ------------------------------
Date                                    Donald G. Blakeman
                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Date                  Title                       Signature
- --------------   ----------------------        -----------------------

May 15, 1996     President and Director        /s/ Donald G. Blakeman
- --------------   ----------------------        -----------------------
                                               Donald G. Blakeman

                 Senior Vice President,
                 Chief Financial Officer,
May 15, 1996     Secretary and Director        /s/ John E. Hans
- --------------   ----------------------        ----------------------
                                               John E. Hans

May 15, 1996     Director                      /s/ Alberto Paracchini
- --------------   ----------------------        -----------------------
                                               Alberto Paracchini

May 15, 1996     Director                      /s/ Donald J. Kevane
- --------------   ----------------------        -----------------------
                                               Donald J. Kevane

May 15, 1996     Director                      /s/ Barbara A. Wilson
- --------------   ----------------------        -----------------------
                                               Barbara A. Wilson

May 15, 1996     Director                      /s/ James M. Wilson
- --------------   ----------------------        -----------------------
                                               James M. Wilson