Form 10-Q
period 1996-06-30
EQUUS GAMING CO LP
filed 1996-08-14
CIK 928423

(PAGE)1
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE 30, 1996,  OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM  __________TO___________

                       Commission file number 000-25306

                           EQUUS GAMING COMPANY L.P.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                     Virginia                         52-1846102
           -------------------------------      --------------------
           (State or other jurisdiction of      (I.R.S. Employer
           incorporation or organization)       Identification No.)

                         222 Smallwood Village Center
                         St. Charles, Maryland   20602
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


(PAGE)2                    EQUUS GAMING COMPANY L.P.
                                   FORM 10 Q

                                     INDEX

                                                                     Page
PART I - FINANCIAL INFORMATION                                      Number

  Item 1 - Financial Statements

     Equus Gaming Company L.P. (the "Company")

        Consolidated Statements of Income for the Six
        Months Ended June 30, 1996 and 1995 (Unaudited)                1

        Consolidated Statements of Income for the Three
        Months Ended June 30, 1996 and 1995 (Unaudited)                2

        Consolidated Balance Sheets at June 30, 1996 (Unaudited)
        and December 31, 1995 (Audited)                                3

        Consolidated Statement of Changes in Partners' Deficit
        for the Six and the Three Months Ended June 30, 1996
        (Unaudited)                                                    5

        Consolidated Statements of Cash Flows for the Six Months
        Ended June 30, 1996 and 1995  (Unaudited)                      6

        Consolidated Statements of Cash Flows for the Three Months
        Ended June 30, 1996 and 1995  (Unaudited)                      8

        Notes to Consolidated Financial Statements                    10

     El Comandante Operating Company, Inc.:

        Statements of Revenues and Expenses for the Six Months
        Ended June 30, 1996 and 1995 (Unaudited)                      27

        Statements of Revenues and Expenses for the Three Months
        Ended June 30, 1996 and 1995 (Unaudited)                      28

        Statements of Net Assets (Liabilities) at June 30, 1996
        (Unaudited) and December 31, 1995 (Audited)                   29

        Statement of Changes in Net Assets (Liabilities) for the
        Six and the Three Months Ended June 30, 1996 (Unaudited)      31

        Statements of Cash Flows for the Six Months Ended
        June 30, 1996 and 1995  (Unaudited)                           32

        Statements of Cash Flows for the Three Months Ended
        June 30, 1996 and 1995  (Unaudited)                           34


(PAGE)3                    EQUUS GAMING COMPANY L.P.
                                   FORM 10 Q

                                     INDEX
                                                                    Page
                                                                   Number

        Notes to Financial Statements                                 36

     Equus Management Company:

        Balance Sheet at June 30, 1996 (Unaudited)                    46

        Notes to Balance Sheet                                        47

  Item 2 -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       48

        The Company's Results of Operations for the Six Months
        Ended June 30, 1996 and 1995                                  49

        The Company's Results of Operations for the Three Months
        Ended June 30, 1996 and 1995                                  51

        Liquidity and Capital Resources of the Company                54

        Liquidity and Capital Resources of Housing Development
        Associates S.E.                                               55

        The Company's Proforma Results of Operations for the Six
        Months Ended June 30, 1996 and 1995                           58


PART II - OTHER INFORMATION

  Item 1 -  Legal Proceedings                                         62

  Item 2 -  Material Modifications of Rights of Registrant's
             Securities                                               62

  Item 3 -  Default upon Senior Securities                            62

  Item 4 -  Submission of Matters to a Vote of Security Holders       62

  Item 5 -  Other Information                                         62

  Item 6 -  Exhibits and Reports on Form 8-K                          62

  Signatures                                                          63





(PAGE)4                    EQUUS GAMING COMPANY L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                  (Unaudited)
                                                    1996         1995
                                                 ----------   ----------
REVENUES:
  Rental income from El Comandante Race Track $7,418,514 $4,457,134 Cash distribution from Housing Development
     Associates S.E.("HDA")                           -          134,000
  Dominican Republic racing-
     Commissions on wagering                      2,261,204      715,173
     Other revenues                                 290,389       84,875
  Television Stations                             1,165,109      363,386
  Interest income                                    80,150       43,027
                                                 ----------   ----------
     Total revenues                              11,215,366    5,797,595
                                                 ----------   ----------
EXPENSES:
  Financial                                       4,438,067    2,818,445
  Depreciation                                    1,240,907      607,447
  General and administrative                        777,523      380,171
  Management fees                                   235,220      183,521
  Operating costs of Dominican Republic racing    3,109,834    1,052,536
  Operating costs of Television Stations          1,083,248      559,523
                                                 ----------   ----------
     Total expenses                              10,884,799    5,601,643
                                                 ----------   ----------
INCOME BEFORE INCOME TAXES
  AND MINORITY INTERESTS                            330,567      195,952

PROVISION FOR INCOME TAXES:
  Current                                            75,177      170,737
  Deferred                                          267,326       51,721
                                                 ----------   ----------
LOSS BEFORE MINORITY INTERESTS                      (11,936)     (26,506)

MINORITY INTERESTS                                  (58,897)     (71,630)
                                                 ----------   ----------
NET INCOME                                       $   46,961   $   45,124
                                                 ==========   ==========
ALLOCATION OF NET INCOME:
  General Partners                               $      470   $  (70,883)
  Limited Partners                                   46,491      116,007
                                                 ----------   ----------
                                                 $   46,961   $   45,124
                                                 ==========   ==========
NET INCOME PER UNIT                              $      .01   $     .02
                                                 ==========   ==========
WEIGHTED AVERAGE UNITS OUTSTANDING                6,333,617    6,084,256
                                                 ==========   ==========

                  The accompanying notes are an integral part
                       of these consolidated statements.
(PAGE)5                    EQUUS GAMING COMPANY L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED JUNE 30,
                                  (Unaudited)
                                                    1996         1995
                                                 ----------   ----------
REVENUES:
  Rental income from El Comandante Race Track $3,616,845 $3,500,192 Dominican Republic racing-
     Commissions on wagering                        954,066      648,834
     Other revenues                                  90,226       74,926
  Television Stations                               664,866      302,885
  Interest income                                    50,771       33,551
                                                 ----------   ----------
     Total revenues                               5,376,774    4,560,388
                                                 ----------   ----------
EXPENSES:
  Financial                                       2,135,768    2,229,880
  Depreciation                                      616,066      485,853
  General and administrative                        370,370      217,463
  Management fees                                   117,609      115,938
  Operating costs of Dominican Republic racing    1,356,211      928,638
  Operating costs of Television Stations            568,024      341,022
                                                 ----------   ----------
     Total expenses                               5,164,048    4,318,794
                                                 ----------   ----------
INCOME BEFORE INCOME TAXES
  AND MINORITY INTERESTS                            212,726      241,594

PROVISION FOR INCOME TAXES:
  Current                                            56,968      131,544
  Deferred                                           54,584       30,300
                                                 ----------   ----------
INCOME BEFORE MINORITY INTERESTS                    101,174       79,750

MINORITY INTERESTS                                   40,897      (46,735)
                                                 ----------   ----------
NET INCOME                                       $   60,277   $  126,485
                                                 ==========   ==========
ALLOCATION OF NET INCOME:
  General Partners                               $      603   $    1,265
  Limited Partners                                   59,674      125,220
                                                 ----------   ----------
                                                 $   60,277   $  126,485
                                                 ==========   ==========
NET INCOME PER UNIT                              $      .01   $     .02
                                                 ==========   ==========
WEIGHTED AVERAGE UNITS OUTSTANDING                6,333,617    6,333,617
                                                 ==========   ==========

                  The accompanying notes are an integral part
                       of these consolidated statements.

(PAGE)6                    EQUUS GAMING COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                  June 30,    December 31,
                                                    1996          1995
                                                 -----------  ------------
                                                 (Unaudited)    (Audited)

CASH AND CASH EQUIVALENTS                        $ 2,424,647  $   814,292
                                                 -----------  ------------

ASSETS RELATED TO RACE TRACKS:
  Property and equipment-
     Land                                          7,128,858    7,128,858
     Building and improvements                    48,104,210   48,105,723
     Equipment                                     2,478,220    2,389,924
                                                 -----------  ------------
                                                  57,711,288   57,624,505
     Less accumulated depreciation               (10,851,168)  (9,733,479)
                                                 -----------  ------------
                                                  46,860,120   47,891,026
  Receivables from El Comandante
     Operating Company, Inc. ("ECOC")              1,634,716    1,816,310
  Deferred costs-
     Financing                                     4,231,837    4,388,926
     Organizational and other                        391,286      470,286
  Other                                              496,345      580,288
                                                 -----------  ------------
                                                  53,614,304   55,146,836
                                                 -----------  ------------

ASSETS RELATED TO TELEVISION STATIONS:
  TV Licenses                                      1,061,290    1,061,290
  Property and equipment                           2,470,908    2,413,983
                                                 -----------  ------------
                                                   3,532,198    3,475,273
  Less accumulated depreciation and
     amortization                                   (282,262)    (137,620)
                                                 -----------  ------------
                                                   3,249,936    3,337,653
  Deferred costs                                   1,947,255    1,158,668
  Other                                              366,660      365,765
                                                 -----------  ------------
                                                   5,563,851    4,862,086
                                                 -----------  ------------
                                                 $61,602,802  $60,823,214
                                                 ===========  ============



(PAGE)7                    EQUUS GAMING COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS
                                  (continued)
                       LIABILITIES AND PARTNERS' DEFICIT

                                                  June 30,    December 31,
                                                    1996          1995
                                                 -----------  ------------
                                                 (Unaudited)    (Audited)
LIABILITIES RELATED TO RACE TRACKS:
  First Mortgage Notes-
     Principal, net of bond discount of
       $1,680,637 and $1,760,161, respectively   $66,319,363  $66,239,879
     Accrued interest                                332,918      332,918
  Minority interest in Galapagos                     452,918      816,216
  Notes payable                                      569,005      523,562
  Accounts payable and accrued liabilities         1,493,491    1,092,765
  Accrued income taxes                               380,172      231,980
                                                 -----------  ------------
                                                  69,547,867   69,237,320
                                                 -----------  ------------

LIABILITIES RELATED TO TELEVISION STATIONS:
  Note payable                                     1,295,156    1,365,848
  Obligations under TV Purchase Agreements           441,992      474,661
  Accounts payable and accrued liabilities           432,676      464,414
                                                 -----------  ------------
                                                   2,169,824    2,304,923
                                                 -----------  ------------

OTHER LIABILITIES:
  Unsecured partner's loans                          460,224      211,629
  Notes payable and accrued interest                 702,439      566,885
  Accounts payable and accrued liabilities           285,719      226,710
  Minority interest in HDA                           277,794       63,559
                                                 -----------  ------------
                                                   1,726,176    1,068,783
                                                 -----------  ------------

PARTNERS' DEFICIT:
  General Partners                                  (748,302)    (760,803)
  Limited Partners                               (11,092,763) (11,027,009)
                                                 -----------  ------------
                                                 (11,841,065) (11,787,812)
                                                 -----------  ------------
                                                 $61,602,802  $60,823,214
                                                 ===========  ============


                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

(PAGE)8                    EQUUS GAMING COMPANY L.P.
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
             FOR THE SIX AND THE THREE MONTHS ENDED JUNE 30, 1996
                                  (Unaudited)

                                       General      Limited
                                       Partners     Partners      Total
                                      -----------  ------------  ------------

BALANCES, December 31, 1995(audited)  $  (760,803) $(11,027,009) $(11,787,812)

  Net loss for the period                 (13,183)         (133)      (13,316)

  Currency translation
    adjustments                           (50,039)         (505)      (50,544)

  Effect of currency
    fluctuations on long-
     term intercompany
       transactions                        65,703           663        66,366

  Cash distributions to
    partners                                -           (11,880)      (11,880)
                                      -----------  ------------  ------------
BALANCES, March 31, 1996                 (758,322)  (11,038,864)  (11,797,186)

  Net income for the period                59,674           603        60,277

  Currency translation
    adjustments                           (49,654)         (502)      (50,156)

  Cash distributions to
    partners                                -           (54,000)      (54,000)
                                      -----------  ------------  ------------
BALANCES, June 30, 1996               $  (748,302) $(11,092,763) $(11,841,065)
                                      ===========  ============  ============












                  The accompanying notes are an integral part
                        of this consolidated statement.

(PAGE)9                    EQUUS GAMING COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                  (Unaudited)
                                                    1996         1995
                                                 -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $    46,961  $    45,124
                                                 -----------  -----------
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities-
      Depreciation                                 1,240,907      607,447
      Amortization                                   469,246      215,914
      Deferred income tax provision                  267,326       51,721
      Currency translation adjustments               (34,334)       -
      Forgiveness of interest                       (173,754)       -
      (Increase) decrease in assets-
        Rent receivable from ECOC                    114,820        -
        Deferred costs                               108,525     (947,745)
        Other                                        144,724     (258,468)
      Increase (decrease) in liabilities-
        Accrued interest                              69,142   (1,416,233)
        Accounts payable and accrued liabilities     427,997      143,233
        Accrued income taxes                        (119,134)      83,736
      Minority interests                             (58,897)     (71,630)
                                                 -----------  -----------
        Total adjustments                          2,456,568   (1,592,025)
                                                 -----------  -----------
        Net cash provided by (used in)
          operating activities                     2,503,529   (1,546,901)
                                                 -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (148,816)    (988,322)
  Collection of note from ECOC                        51,157        -
  Effect of consolidation of HDA cash accounts         -        3,429,221
                                                 -----------  -----------
        Net cash (used in) provided by
          investing activities                       (97,659)   2,440,899
                                                 -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of obligations under TV
    Purchase Agreements                              (32,669)     (35,541)
  Loans from minority stockholders                     -          450,000
  Loans from (payments to) general partner, net      248,595     (130,867)
  Loans from financial institutions                  356,168      850,000
  Payments on notes payable                         (231,418)    (100,000)
  Increase in deferred costs                      (1,070,311)    (133,793)
  Cash distributions to partners                     (65,880)    (352,345)
                                                 -----------  -----------
        Net cash (used in) provided by
          financing activities                      (795,515)     547,454
                                                 -----------  -----------
(PAGE)10                   EQUUS GAMING COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                  (Unaudited)

                                  (continued)

                                                    1996         1995
                                                 -----------  ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS          1,610,355     1,441,452

CASH AND CASH EQUIVALENTS, beginning of year         814,292         -
                                                 -----------  ------------
CASH AND CASH EQUIVALENTS, end of period         $ 2,424,647  $  1,441,452
                                                 ===========  ============

SUPPLEMENTAL INFORMATION:
  Interest paid                                  $ 4,163,753  $  4,015,053
  Income taxes paid                                  194,310        87,000

NONCASH TRANSACTIONS:
  Effect of consolidation of HDA's
     non cash accounts                                 -       (19,269,865)
  Step-up in value of assets related to
     race tracks                                       -         5,650,000























                  The accompanying notes are an integral part
                       of these consolidated statements.

(PAGE)11                   EQUUS GAMING COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED JUNE 30,
                                  (Unaudited)
                                                    1996         1995
                                                 -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $    60,277  $   126,485
                                                 -----------  -----------
  Adjustments to reconcile net income to net
    cash used in operating activities-
      Depreciation                                   616,066      485,853
      Amortization                                   222,686      168,807
      Deferred income tax provision                   54,584       30,300
      Currency translation adjustments               (50,156)       -
      Forgiveness of interest                       (173,754)       -
      (Increase) decrease in assets-
        Rent receivable from ECOC                     83,155        -
        Deferred costs                                 -         (865,966)
        Other                                        350,524     (270,527)
      Increase (decrease) in liabilities-
        Accrued interest                          (1,950,322)  (1,954,707)
        Accounts payable and accrued liabilities      10,923      749,577
        Accrued income taxes                        (130,901)      44,543
      Minority interests                              40,897      (46,735)
                                                 -----------  -----------
        Total adjustments                           (926,298)  (1,658,855)
                                                 -----------  -----------
        Net cash used in operating activities       (866,021)  (1,532,370)
                                                 -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (128,624)    (808,204)
  Collection of note from ECOC                        51,157        -
                                                 -----------  -----------
        Net cash used in investing activities        (77,467)    (808,204)
                                                 -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of obligations under TV
    Purchase Agreements                              (22,772)     (31,319)
  Loans from general partner, net                     61,352        -
  Loans from financial institutions                  356,168      250,000
  Payments on notes payable                          (79,865)    (100,000)
  Increase in deferred costs                        (504,601)    (133,793)
  Cash distributions to partners                     (54,000)    (352,345)
                                                 -----------  -----------
        Net cash used in financing activities       (243,718)    (367,457)
                                                 -----------  -----------





(PAGE)12                   EQUUS GAMING COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED JUNE 30,
                                  (Unaudited)

                                  (continued)

                                                    1996         1995
                                                 -----------  ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS         (1,187,206)   (2,708,031)

CASH AND CASH EQUIVALENTS, beginning of period     3,611,853     4,149,483
                                                 -----------  ------------
CASH AND CASH EQUIVALENTS, end of period         $ 2,424,647  $  1,441,452
                                                 ===========  ============

SUPPLEMENTAL INFORMATION:
  Interest paid                                  $ 4,084,512  $  4,009,991
  Income taxes paid                                  187,869        87,000





























                  The accompanying notes are an integral part
                       of these consolidated statements.

(PAGE)13                   EQUUS GAMING COMPANY L.P.

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

     The Company's principal income producing asset is an 82% interest in HDA in which it is a co-managing partner. HDA owns El Comandante Race Track ("El Comandante"), the only licensed thoroughbred racing facility in Puerto Rico, located in a 257 acres of land, which it leases to El Comandante Operating Company, Inc., a Puerto Rico nonstock corporation ("ECOC"). HDA also owns all of the outstanding capital stock of S & E Network Inc. ("S&E"), a Puerto Rico corporation that owns and operates three UHF television stations in Puerto Rico (the "Television Stations"), and 55% of the capital stock of Galapagos, S.A. ("Galapagos"), a corporation that leases and operates a race track in the Dominican Republic. In February 1996, HDA and S&E entered into an agreement to sell to Paxson Communications of San Juan, Inc. ("Paxson") a 50% interest in S&E, subject to receiving approval of the Federal Communications Commission ("FCC") which is expected to be received in August 1996.

     The Company also owns Virginia Jockey Club, Inc. ("VJC"), an unsuccessful applicant for licenses to own and operate Virginia's first thoroughbred racing and pari-mutuel wagering facility, which is now inactive.

     The accompanying consolidated financial statements include the accounts of the Company and VJC, and the accounts of HDA and its subsidiaries since March 8, 1995 (see Note 4), after eliminating all inter-company transactions.

Accordingly, the consolidated statement of loss for the six months ended June
(PAGE)14
30, 1995 only includes results of operations of HDA and its subsidiaries for the period from March 8 to June 30, 1995.

     HDA had an accumulated deficit of $818,750 at December 31, 1994 which resulted principally from an extraordinary item in 1993 related to financing. HDA is a limited liability partnership and the partners do not have any legal obligation to fund any portion of such deficit. Accordingly, generally accepted accounting principles did not permit the Company to record any minority partners' interest in HDA's accumulated deficit, nor did they permit the recognition of the minority partners' 18% share of HDA's net income until the accumulated deficit was eliminated by earnings. As of June 30, 1995 the accumulated deficit had been eliminated and a minority interest of $92,000 was recorded for the six months ended June 30, 1995 representing the minority partners' 18% interest in HDA's net income in excess of the December 31, 1994 accumulated deficit of $818,750. For the six months ended June 30, 1996 a minority interest of $214,000 was recorded representing the minority partners' 18% interest in HDA's net income for the period. A minority interest of $273,000 and $164,000 was also recorded related to the minority stockholders' interest in the net losses of Galapagos for the six months ended June 30, 1996 and 1995, respectively.

     Net income per Unit is calculated based on weighted average of Units outstanding since the Distribution on February 6, 1995. Outstanding options and warrants to purchase Units do not have a material dilutive effect on the calculation of earnings per Unit.

     Interim Financial Statements

     The consolidated financial statements as of June 30, 1996 and for the six and the three month periods ended June 30, 1996 and 1995 are unaudited but include all adjustments (consisting of normal recurring adjustments) which management considers necessary for a fair presentation of the results of operations of the interim periods. The operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year.

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



(PAGE)15
2.  BACKGROUND INFORMATION:

     El Comandante Lease and the Operating License

     HDA leases El Comandante to ECOC under a lease agreement (El "Comandante Lease") that expires on December 14, 2004 (See Note 9). ECOC operates El Comandante and pays rent to HDA based upon 25% of ECOC's share of wagering revenues.

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

     HDA has the primary obligation to ensure that ECOC complies with all terms and provisions of the Operating License and applicable regulations and orders of the Racing Board.

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


     S & E Network Inc., Television Stations and Agreements with Paxson

     On November 17, 1994 S&E acquired the assets and broadcast licenses (the "TV Licenses") of three dormant Television Stations under certain agreements (the "TV Purchase Agreements") that required total payments and assumption of rescheduled debts of approximately $2 million, a portion of which were non-
(PAGE)16
interest bearing obligations. Based on a 12% discount rate, the present value of the total purchase price obligations under the TV Purchase Agreements was $1,736,000. This amount and acquisition costs totalling approximately $202,000 were assigned to the tangible and intangible assets acquired by S&E based on their estimated relative fair market values.

     S&E commenced broadcasting six hours a day in January 1995 on a test basis and increased the testing to eighteen hours a day in April 1995. It officially launched the television network under the trade name of TELENET on June 26, 1995.

     In February 1996, S&E, HDA and Paxson entered into a Stock Purchase Agreement by which Paxson has agreed to purchase a 50% interest in S&E for $4 million, subject to FCC approval which is expected to be received in August 1996. Paxson and S&E also entered into a Time Brokerage Agreement which will terminate when the sale is closed. Pursuant to the terms of this agreement, Paxson pays fees of $23,333 monthly to S&E, provides programming (mainly infomercials) and certain other services to S&E and is entitled to 50% of S&E's operating cash flow from February 1, 1996 until closing of the sale. Following the closing, Paxson has agreed to assume responsibility for managing the Television Stations. The agreements with Paxson require HDA to fund, prior to closing, approximately $1.5 million of costs, which include transaction costs, additional capital expenditures, employee severance costs and payment of certain S&E liabilities. At closing, S&E will distribute to HDA the $4 million from Paxson and HDA will assume approximately $1.7 million of S&E debt, payable in monthly installments over six years. If S&E incurs cash operating losses after January 31, 1996, Paxson has agreed to provide working capital loans to fund those losses.

     Galapagos, S.A. and V Centenario Race Track

     HDA has a 55% ownership interest in Galapagos, a Dominican Republic corporation selected by the Dominican Republic Racing Commission to operate and manage the V Centenario Race Track ("V Centenario"), a government owned horse race track in Santo Domingo, Dominican Republic. The remaining 45% interest in Galapagos is owned by residents of the Dominican Republic ("Minority Stockholders").

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

(PAGE)17
     Pervasiveness of Estimates

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

     New Pronouncements

     In 1995, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", which requires disclosure of the fair value of certain financial instruments (see Note 15).

     In 1996, the Company implemented SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 establishes standards for identifying impairment for long-lived assets and certain identifiable intangibles to be held and used by an entity. Generally, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is assumed to have occurred. An adjustment to reflect this impairment would be recorded to the extent that an asset's market value was less than its carrying value. As of June 30, 1996, no adjustment has been recorded under SFAS No. 121.

     Rental Income from El Comandante Race Track

     Rental income represents rent earned under the El Comandante Lease (see
Note 9). Basic Rent, as defined in Note 9, is recognized when wagering commissions are earned by ECOC. Fixed Rent, as defined in Note 9, was recognized in 1995 in equal monthly installments.

     Revenues from Dominican Republic Racing

     Commissions on wagering represent income earned by Galapagos on El Comandante races simulcasted into the Dominican Republic and on races held at V Centenario (see Note 10). Other revenues include income earned on the Jockey Club and food services operations.

     Revenues from Television Stations

     Revenues from Television Stations primarily represent (i) income from contracts for the production and broadcasting of television program which is recognized when the program has been completed and delivered, and (ii) advertising income from sale of air time, recognized at the time of broadcast.

Revenues from Television Stations for the six months ended June 30, 1996 and 1995 include $334,000 and $211,000, respectively, earned from a contract with ECOC (see Note 11).

(PAGE)18
     Cash Equivalents

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

     TV Licenses and Property and Equipment of the Television Stations

     The TV Licenses and land and equipment used in the operation of the Television Stations are stated at cost. Composite depreciation is calculated for the property and equipment acquired under the TV Purchase Agreements. All property and equipment is depreciated using the straight-line method over their estimated useful lives, ranging from 5 to 10 years. The TV Licenses are amortized using the straight-line method over a period of 20 years. Depreciation and amortization commenced July 1, 1995.

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

     Deferred costs related to Television Stations include a noncompetition agreement entered into in connection with the acquisition of the Television Stations and certain organizational, start-up and other costs which are amortized, using the straight-line method, over a period of 3 to 10 years that commenced July 1, 1995. As of December 31, 1995, deferred costs also included broadcast contract rights for agreements that had been executed by S&E, except for contracts amounting to approximately $208,000 which did not meet certain conditions prescribed in accounting literature for their recognition. Broadcast contract rights were amortized based, in general terms, on the estimated number of times the program could be telecasted. Since February 1,
(PAGE)19
1996 under the Time Brokerage Agreement with Paxson, S&E has not entered into new commitments for broadcast contract rights. Upon the closing of the sale to Paxson, S&E will write-off approximately $1 million of deferred costs and broadcast contract rights which will not have any future benefit to S&E under Paxson's management of the Television Stations.

     Currencies

     HDA consolidates its accounts with Galapagos whose functional currency is Dominican Republic pesos ("RD$"), although the United States dollars ("US$") are also a recording currency. US$ are exchanged into RD$ and vice versa through commercial banks and/or the Central Bank of the Dominican Republic. Galapagos remeasures its monetary assets and liabilities recorded in US$ into RD$ using the exchange rate in effect at balance sheet date (the "current rate") and all other assets and liabilities and capital accounts, at the historical rates. Galapagos then translates its financial statements from RD$ into US$ using the current rate, for all assets and liabilities, and the average exchange rate prevailing during the year for results of operations. Net exchange gains or losses resulting from remeasurement of accounts, together with gains or losses from foreign currency transactions are included in operating costs of Dominican Republic racing. For the six months ended June 30, 1996 and 1995, a net loss of $28,600 and a net gain of $10,000, respectively, was recognized by Galapagos. Also, the following accumulated net losses from changes in exchange rates are included in the partners' deficit:

                                           June 30,        December 31,
                                           1996            1995
                                           ------------    ------------
   Translation of assets and
     liabilities                           $    127,600    $     26,700
   Unsettled intercompany transactions
     of a long term nature                        -              66,600
                                           ------------    ------------
                                           $    127,600    $     93,300
                                           ============    ============


     The exchange rate as of June 30, 1996 and December 31, 1995 was US$1.00 to RD$14.01 and US$1.00 to RD$13.46, respectively and the average exchange rate prevailing during the six months ended June 30, 1996 was US$1.00 to RD$13.74.


4.  INVESTMENT IN HDA:

     In August 1994 IBC and a consolidated subsidiary of IGC together transferred a 67% interest in the profits and 26.35% interest in the capital of HDA to the Company as capital contributions, which transfers were accounted for at book value. On March 8, 1995, HDAMC transferred an additional 15% interest in the profits and a portion of its capital interest
(PAGE)20
of HDA to the Company in exchange for 1,205,245 Units which were valued at $5,650,000, resulting in a step-up of the cost of El Comandante assets by that amount. In connection with these transactions, (i) HDAMC agreed to transfer to the Company its remaining capital interest for no additional consideration, and (ii) the consolidated subsidiary of IGC agreed to transfer to the Company all but 1% of its profits and capital interest, as capital contributions. These transfers occurred on February 7, 1996 and the Company now holds an 82% interest in both the profits and capital of HDA.

     Prior to March 8, 1995, the Company accounted for its investment in HDA under the equity method of accounting. Because HDA is a limited liability partnership, the original partners of HDA only recorded equity in losses of HDA until their investments in HDA were reduced to zero. HDA had an accumulated deficit at the time the partners transferred their interests in HDA to the Company in August 1994. Since the Company received its interest in HDA as capital contributions from related parties whose investments in HDA were zero, the Company did not record any investment in HDA and adopted the same accounting treatment of not recognizing equity in earnings of HDA until HDA's accumulated deficit was eliminated. The Company did, however, recognize revenues of $134,000 in the six months ended June 30, 1995 from cash distributions that were received from HDA prior to consolidation of HDA's accounts in the Company's financial statements effective March 8, 1995.

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


5.  RECEIVABLES FROM EL COMANDANTE OPERATING COMPANY, INC.:

     Receivables from ECOC as of June 30, 1996 and December 31, 1995 consist of (i) a note receivable and accrued interest of $953,390 and $1,020,164, respectively, and (ii) unpaid rent under the El Comandante Lease of $681,326 and $796,146, respectively. The note accrues interest at 5.75% and is due in monthly installments of $30,309, including interest, over a three year period that commenced May 1, 1996.


6.  LIABILITIES RELATED TO RACE TRACKS:

     First Mortgage Notes

     Pursuant to the Private Offering, ECCC issued First Mortgage Notes in the aggregate principal amount of $68 million under an indenture dated
December 15, 1993 (the "Indenture") between ECCC, HDA and Banco Popular de Puerto Rico, as trustee (the "Trustee"), and HDAMC issued Warrants to
(PAGE)21
purchase 68,000 shares of Class A Common Stock of HDAMC. As a result of the Distribution, in March 1995 the Warrants automatically became exercisable to purchase Units of the Company from HDAMC. Upon issuance of the Warrants, HDAMC and HDA recorded additional equity of $1,912,800, equal to the fair value of the Warrants of $2,040,000, less offering costs of $127,200, and recorded debt discount of $2,040,000. Such debt discount is being amortized using the interest method over the term of the First Mortgage Notes. The First Mortgage Notes mature on December 15, 2003 and bear interest at 11.75% from December 15, 1993, payable semiannually.

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

     The Indenture contains certain covenants, one of which restricts the amount of distributions to HDA's partners, including the Company. Permitted distributions include amounts intended to be sufficient to provide funds for HDA's partners to pay income taxes on their allocable share of HDA's taxable income ("Tax Distributions"). Tax Distributions are equal to the higher of
(i) 8.4% plus the higher of the then applicable federal personal or corporate income tax rate or (ii) the higher of the then applicable Puerto Rico personal or corporate income tax rate, multiplied by HDA's consolidated net income.
HDA is permitted to make additional cash distributions to partners and other Restricted Payments, as defined under the Indenture, equal to 44.25% of the excess of HDA's cumulative consolidated net income after December 31, 1993 over the cumulative amount of the Tax Distributions, provided that HDA meets certain minimum debt coverage ratios. HDA does not yet meet the debt coverage
(PAGE)22
ratios.

     Minority Interest in Galapagos

     A founders' agreement between HDA and the Minority Stockholders of Galapagos (the "Founders Agreement") gives HDA the right to make calls for stockholder loans, up to a maximum of $3,516,000, to be provided in accordance with ownership interests. As of December 31, 1995, HDA had made loans of $1,842,500, which were eliminated in the accompanying consolidated financial statements, and the Minority Stockholders had made loans of $1,507,750. These loans bore interest at a rate equal to 2% over prime rate, which at December 31, 1995 was 10.5%. Effective June 30, 1996, HDA and the Minority Stockholders contributed these loans to the capital of Galapagos and forgave accrued interest thereon.

     The minority interest in Galapagos represents the Minority Stockholders' investment (loans and capital), net of their share of Galapagos' accumulated losses.

     Notes Payable

     Galapagos has obtained a $1.1 million line of credit from a financial institution for the acquisition of wagering equipment for off-track betting agencies in the Dominican Republic. As of December 31, 1995, Galapagos has borrowed $549,500 under the line of credit and in May 1996 borrowed an additional $106,100. The notes are payable in monthly installments, including interest at 10.75%, of $4,759, $11,525 and $2,612, for a period ending July 1998, July 1999 and December 1999, respectively. The loans are guaranteed by HDA and collateralized by wagering equipment.

7.  LIABILITIES RELATED TO TELEVISION STATIONS:

     The note payable consists of a $1.4 million loan obtained by S&E on September 22, 1995, payable in monthly installments of $23,788, including interest at 10.75%, for a period of 7 years. The loan is guaranteed by HDA and has equipment of the Television Stations as collateral.

     The obligation under TV Purchase Agreements consists of a non-interest bearing debt, assumed by S&E in connection with the acquisition of the Television Stations, payable in monthly installments of $9,357, including imputed interest at 12%, thru October 2001.

     HDA has agreed to assume the note payable and the obligation under TV Purchase Agreements upon closing of the sale of a 50% interest in S&E to Paxson.


8.  OTHER LIABILITIES:

     Notes Payable
(PAGE)23
     During 1995 the Company borrowed $850,000 from a bank. The loan was payable in quarterly installments of $100,000 commencing May 31, 1995 and the Company assigned to the bank the first $100,000 of quarterly distributions from HDA. As of December 31, 1995 the loan balance was $550,000 an in May 1996 it was increased to $700,000, also payable in quarterly installments of $100,000 commencing August 31, 1996 and a final payment of $200,000 in November 1997. As of June 30, 1996 the loan balance was $700,000. The interest is payable monthly based on the Citibank prime rate plus 2%, which was 10.25% at June 30, 1996 and 10.5% at December 31, 1995.


     Unsecured Partner's Loans

     During 1995 the Company received advances from IGC for principal payments on a bank loan and other purposes, including VJC appeal costs and investigating business opportunities. IGC also provided services to the Company pursuant to the IGC Support Agreement. The outstanding payables to IGC were $460,224 and $211,629 at June 30, 1996 and December 31, 1995,
respectively.


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

     The El Comandante Lease also requires ECOC to establish and fund with certain excess cash flow a rent escrow (the "Rent Escrow") until the Rent Escrow equals one half of the Minimum Basic Rent for that year. For purposes of determining the required deposits to the Rent Escrow, excess cash flow means, after ECOC has a cash balance of $700,000 for working capital (excluding restricted cash and payables to winning bettors) all cash flow of ECOC in excess of $300,000 per year, provided that the $300,000 threshold shall be increased by $100,000 for each $1 million by which the Rent Escrow exceeds $3 million. Funds held in the Rent Escrow may be released to make up
(PAGE)24
any difference between rent payments made by ECOC and the rent due and payable under the El Comandante Lease. After deposits into the Rent Escrow, payments of Fixed Rent and donations in accordance with ECOC's certificate of incorporation aggregating $3 million have been made, additional deposits to the Rent Escrow are subordinated to ECOC's obligations to a former owner of ECOC and Interstate General Properties Limited Partnership S.E. ("IGP"), a subsidiary of IGC. As of June 30, 1996, no deposits have been made into the Rent Escrow.

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

     The V Centenario Lease provides for payments of rent to the Dominican Republic Government based on a percentage of the annual wagering on races run at V Centenario ("V Centenario Wagering"). Galapagos' rent is .25% of the first RD$240 million (approximately US$18.5 million under current official exchange rates) of V Centenario Wagering during the year, .5% of the next
(PAGE)25
RD$240 million, .75% of the next RD$240 million and 1% of V Centenario Wagering over RD$720 million (approximately US$55 million under current official exchange rates). Racing operations at V Centenario commenced on April 29, 1995.

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

     As required under the Founders Agreement, ECOC provides executive management services to Galapagos pursuant to a management agreement for the term of the V Centenario Lease ("ECOC Management Agreement"). Fees to ECOC under the ECOC Management Agreement are payable monthly and consist of 1% of wagering on simulcasted races and on V Centenario Wagering, with a maximum
amount of $250,000 annually, adjusted by CPI commencing January 1996.   During
the six months ended June 30, 1996 and 1995, Galapagos incurred in fees of $121,219 and $35,758, respectively. Galapagos also reimburses ECOC for out-of-pocket expenses related to Galapagos.

     Assets and liabilities related to Dominican Republic racing amounted to $2,684,000 and $1,806,000, respectively, as of June 30, 1996 and to $3,125,000 and $2,985,000, respectively, as of December 31, 1995.


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

     The New Contract was negotiated in connection with the proposed sale of 50% interest in S&E to Paxson. Pursuant to the New Contract, ECOC purchases a minimum of 910 hours of television time annually from S&E at $725 per hour (minimum annual amount of $659,750), adjusted annually by CPI. If ECOC needs television time after 7:00 PM, the cost per hour is $900, also subject to CPI adjustments. ECOC is now responsible for producing and directing the
(PAGE)26
broadcasts and is entitled to the revenues from its sales of advertising time during the broadcasts of the racing program. The term of the New Contract expires January 31, 2000, but is renewable for successive one year terms at ECOC's option.

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


13.  INCOME TAXES:

     Federal Income Taxes

     The Company and HDA have been organized as partnerships, which are not taxable entities for federal income tax purposes and incur no federal income tax liability. Instead, each partner is required to take into account in computing its income tax liability such partner's allocable share of the Company's and HDA's income. VJC and ECCC are corporations subject to federal income tax on their taxable income and a current provision for ECCC income taxes of $3,809 and $1,087 has been provided for the six months ended June 30, 1996 and 1995, respectively.

     Puerto Rico Income Taxes

     HDA, a partnership organized under the laws of the Commonwealth of Puerto Rico, received a ruling from the Puerto Rico Treasury Department approving its special partnership status effective January 1, 1993. As a special partnership, HDA is not a taxable entity in Puerto Rico. Instead, HDA's partners are taxed on their distributive share of HDA's taxable income. As a
(PAGE)27
result of its investment in HDA, the Company is subject to Puerto Rico income tax as a foreign corporation. As such, it pays Puerto Rico income tax on its Puerto Rico source income, which is its distributable share of HDA's net taxable income. Residents of the United States who are unitholders in the Company are generally entitled to a federal tax credit for their prorata share of Puerto Rico income taxes paid by the Company. Under the Puerto Rico Internal Revenue Code of 1994, effective for taxable years commencing after June 30, 1995, (i) the Company is not considered to be engaged in a Puerto Rico trade or business solely by reason of being a partner in HDA, (ii) the Company's distributive share of HDA's taxable income is taxed at a 29% tax rate and, (iii) distributions by the Company to residents of the United States are not subject to income and withholding taxes. A current provision for income taxes of $71,368 and $169,650 for the six months ended June 30, 1996 and 1995, respectively, has been provided in the accompanying consolidated financial statements as a result of the Company's tax liability for its distributable share of HDA's net taxable income. The deferred income tax provision for the six months ended June 30, 1996 and 1995 includes $286,487 and $51,721, respectively, related to the difference between the tax basis of the Company's investment in HDA and the amount reported in the financial statements.

     S&E is a corporation organized under the laws of the Commonwealth of Puerto Rico and is subject to Puerto Rico income tax. Since S&E has accumulated net operating losses, no provision for Puerto Rico income tax has been recorded.

     Dominican Republic Income Tax

     Galapagos is a Dominican Republic corporation subject to income taxes on taxable income generated in the Dominican Republic. Since Galapagos has accumulated net operating losses, no provision for Dominican Republic income tax has been recorded. However, HDA was subject to withholding taxes in Dominican Republic upon interest collected from Galapagos on its stockholder loans, which loans and interest were eliminated in the accompanying consolidated financial statements. These loans were contributed to the capital of Galapagos and accrued interest forgiven in 1996 before any interest had been collected. The deferred income tax provision for the six months ended June 30, 1996 includes a credit of $19,161 for the reversal of prior year's taxes on interest that was forgiven.

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


(PAGE)28
14.  RELATED PARTY TRANSACTIONS:

     During the six months ended June 30, 1996 and 1995, the Company received services from IGC and incurred $100,000 in each period pursuant to the IGC Support Agreement and incurred costs of $10,800 and $38,000, respectively, for directors' meeting fees and expenses of EMC. During the period from March 8 to December 31, 1995, HDA paid $5,500 to reimburse HDA's managing partners for directors' meeting fees and expenses and incurred fees of $83,521 to IGP pursuant to the IGP Management Agreement. During the six months ended June 30, 1996, management fees to IGP were $135,220.

     As discussed in Note 1, the Company agreed to make available to IGC for no consideration up to 50,000 additional Units for distribution by IGC to a limited number of employees upon the exercise of certain options and appreciation rights.

15.  DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

                                   June 30, 1996        December 31, 1995
                             ------------------------ ------------------------
                                          Carrying                  Carrying
                             Fair Value   Value       Fair Value    Value
                             -----------  ----------- -----------   ----------

Cash and cash equivalents    $ 2,424,647  $ 2,424,647 $   814,292   $  814,292
Receivables from ECOC-
  Note and accrued interest      920,000      953,390     940,000    1,020,164
First Mortgage Notes          65,280,000   66,319,363  58,000,000   66,239,879
Payable to stockholders            -            -       1,597,916    1,597,916
Notes payable                  2,564,161    2,564,161   2,439,410    2,439,410
Obligations under TV
  Purchase Agreements            441,992      441,992     474,661      474,661


     The carrying value of cash and cash equivalents approximates fair value because of the liquid nature of these assets. The note receivable from ECOC bears interest at a rate lower than prime rate and accordingly, was discounted based on the expected collection date assuming a rate of 10.5%. The fair value of the First Mortgage Notes was based on the quoted market prices for this investment, as reported by the brokerage firms handling the trading. The carrying value of notes payable and obligations under TV Purchase Agreements approximates fair value because these obligations bear interest at market.



(PAGE)29
16.  UNAUDITED PROFORMA CONSOLIDATED STATEMENTS OF INCOME:

     The Company acquired a 67% interest in profits of HDA in August 1994 and increased its interest in profits to 82% on March 8, 1995. The following unaudited proforma consolidated statement of income for the six months ended June 30, 1995 is based upon the historical consolidated statement of the Company and VJC, and HDA and subsidiaries, and were prepared as if the acquisition by the Company of its 82% interest in HDA's profits, the elimination of certain approval rights of HDAMC, the Distribution, and the issuance of 1,205,245 Units to HDAMC had all occurred on January 1, 1995. The unaudited proforma consolidated statement is not necessarily indicative of what the actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1995, and does not purport to represent the results of operations for future periods. In Management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.


































(PAGE)30
16. UNAUDITED PROFORMA CONSOLIDATED STATEMENTS OF INCOME (continued):

                       FOR THE SIX MONTHS ENDED JUNE 30,
                    (In thousands except per unit amounts)
                                  (Unaudited)

                                                    1996         1995
                                                 ----------   ----------
                                                 Historical    Proforma
REVENUES:
  Rental income from El Comandante               $    7,419   $    7,361
  Dominican Republic racing-
     Commissions on wagering                          2,261          721
     Other revenues                                     290           90
  Television Stations                                 1,165          530
  Interest income                                        80           66
                                                 ----------   ----------
     Total revenues                                  11,215        8,768
                                                 ----------   ----------
EXPENSES:
  Financial                                           4,438        4,423
  Depreciation                                        1,241          942
  General and administrative                            778          444
  Management fees                                       235          232
  Operating costs of Dominican Republic racing        3,110        1,124
  Operating costs of Television Stations              1,083          904
  Other Costs                                         -              131
                                                 ----------   ----------
     Total expenses                                  10,885        8,200
                                                 ----------   ----------
INCOME BEFORE INCOME TAXES AND
  MINORITY INTERESTS                                    330          568

PROVISION FOR INCOME TAXES                              342          368

MINORITY INTERESTS                                      (59)        (120)
                                                 ----------   ----------
NET INCOME                                       $       47   $      320
                                                 ==========   ==========
ALLOCATION OF NET INCOME:
  General Partners                               $        1   $        3
  Limited Partners                                       46          317
                                                 ----------   ----------
                                                 $       47   $      320
                                                 ==========   ==========
NET INCOME PER UNIT                              $      .01   $     0.05
                                                 ==========   ==========
WEIGHTED AVERAGE UNITS OUTSTANDING                    6,334        6,334
                                                 ==========   ==========


(PAGE)31             EL COMANDANTE OPERATING COMPANY, INC.
                      STATEMENTS OF REVENUES AND EXPENSES
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                  (Unaudited)
                                                    1996          1995
                                                -----------   -----------
REVENUES:
  Commissions on wagering                       $29,674,056   $28,645,061
  Other                                           1,350,234     1,199,465
                                                -----------   -----------
     Total revenues                              31,024,290    29,844,526
                                                -----------   -----------
EXPENSES:
  Payments to horse owners and horse owners'
     association                                 14,785,549    14,335,395
  Track rent                                      7,418,514     7,361,265
  Salaries, wages and employee benefits           3,514,357     3,367,268
  Operating expenses                              2,627,693     2,888,520
  General and administrative                      1,350,835     1,518,236
  Marketing and satellite transmission costs      1,191,980     1,120,225
                                                -----------   -----------
     Total expenses                              30,888,928    30,590,909
                                                -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES                   135,362      (746,383)

PROVISION (CREDIT) FOR DEFERRED INCOME TAXES        (14,870)       87,572
                                                -----------   -----------
NET INCOME (LOSS)                               $   150,232   $  (833,955)
                                                ===========   ===========




















                    The accompanying notes are an integral
                           part of these statements.
(PAGE)32             EL COMANDANTE OPERATING COMPANY, INC.
                      STATEMENTS OF REVENUES AND EXPENSES
                      FOR THE THREE MONTHS ENDED JUNE 30,
                                  (Unaudited)
                                                    1996          1995
                                                -----------   -----------
REVENUES:
  Commissions on wagering                       $14,467,389   $13,600,767
  Other                                             669,062       549,297
                                                -----------   -----------
     Total revenues                              15,136,451    14,150,064
                                                -----------   -----------
EXPENSES:
  Payments to horse owners and horse owners'
     association                                  7,215,752     6,797,750
  Track rent                                      3,616,845     3,500,191
  Salaries, wages and employee benefits           1,770,442     1,647,611
  Operating expenses                              1,286,777     1,473,631
  General and administrative                        682,988       769,371
  Marketing and satellite transmission costs        576,727       510,957
                                                -----------   -----------
     Total expenses                              15,149,531    14,699,511
                                                -----------   -----------
LOSS BEFORE INCOME TAXES                            (13,080)     (549,447)

PROVISION (CREDIT) FOR DEFERRED INCOME TAXES        (41,825)      134,452
                                                -----------   -----------
NET INCOME (LOSS)                               $    28,745   $  (683,899)
                                                ===========   ===========




















                    The accompanying notes are an integral
                           part of these statements.

(PAGE)33             EL COMANDANTE OPERATING COMPANY, INC.

                    STATEMENTS OF NET ASSETS (LIABILITIES)


                                                 June 30,    December 31,
                                                   1996          1995
                                                -----------  -----------
                                                (Unaudited)    (Audited)

ASSETS:
  CURRENT ASSETS:
    Cash, including restricted cash of
      $220,249 and $903,562, respectively       $   608,269  $ 2,883,447
    Accounts receivable, net                      1,366,643      954,809
    Prepayments and supplies inventory              370,415      291,717
    Notes receivable                                426,946      310,944
                                                -----------  -----------
       Total current assets                       2,772,273    4,440,917
                                                -----------  -----------
  DEFERRED COSTS, net:
    Organizational costs                             32,185       36,355
    Deferred tax asset                              573,007      558,137
    Telecommunication installation costs            223,681      257,829
    Noncompetition agreement                        270,833      395,833
                                                -----------  -----------
      Total deferred costs                        1,099,706    1,248,154
                                                -----------  -----------
  FURNITURE AND EQUIPMENT, net                    3,789,139    3,469,371
                                                -----------  -----------
      Total assets                              $ 7,661,118  $ 9,158,442
                                                -----------  -----------




















(PAGE)34             EL COMANDANTE OPERATING COMPANY, INC.

                    STATEMENTS OF NET ASSETS (LIABILITIES)

                                  (continued)

                                                 June 30,    December 31,
                                                   1996          1995
                                                -----------  -----------
                                                (Unaudited)    (Audited)

LIABILITIES:
  CURRENT LIABILITIES:
    Current portion of capital lease
      obligations                               $   577,892  $   560,128
    Accounts payable and accrued liabilities      2,465,070    2,911,948
    Outstanding winning tickets and refunds         886,030    2,095,794
                                                -----------  -----------
      Total current liabilities                   3,928,992    5,567,870
                                                -----------  -----------
  CAPITAL LEASE OBLIGATIONS                       1,486,101    1,318,962
                                                -----------  -----------
  PAYABLE TO HOUSING DEVELOPMENT
    ASSOCIATES S.E.:
      Rent                                          681,326      796,145
      Note payable and accrued interest             953,390    1,020,164
                                                -----------  -----------
                                                  1,634,716    1,816,310
                                                -----------  -----------
  OTHER LIABILITIES:
    Notes                                         2,450,000    2,450,000
    Accrued interest                                130,679      124,902
                                                -----------  -----------
                                                  2,580,679    2,574,902
                                                -----------  -----------
      Total liabilities                           9,630,488   11,278,044
                                                -----------  -----------
NET ASSETS (LIABILITIES)                        $(1,969,370) $(2,119,602)
                                                ===========  ===========










                  The accompanying notes are an integral part
                             of these statements.

(PAGE)35             EL COMANDANTE OPERATING COMPANY, INC.

               STATEMENT OF CHANGES IN NET ASSETS (LIABILITIES)

             FOR THE SIX AND THE THREE MONTHS ENDED JUNE 30, 1996

                                  (Unaudited)

                                                   Amount
                                                -------------

BALANCES, December 31, 1995 (audited)           $ (2,119,602)

  Net income for the period                          121,487
                                                -------------
BALANCES, March 31, 1996                          (1,998,115)

  Net income for the period                           28,745
                                                -------------
BALANCES, June 30, 1996                         $ (1,969,370)
                                                =============




























                  The accompanying notes are an integral part
                              of this statement.

(PAGE)36             EL COMANDANTE OPERATING COMPANY, INC.
                           STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                  (Unaudited)
                                                    1996          1995
                                                 -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $   150,232   $  (833,955)
                                                 -----------   -----------
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities-
      Depreciation and amortization                  455,396       407,001
      Deferred tax provision (credit)                (14,870)       87,572
      Provision for bad debts                         50,004       124,998
      (Increase) in current assets-
        Accounts receivable                         (461,838)     (176,718)
        Prepayments and supplies inventory           (78,698)      (56,775)
      Increase (decrease) in current liabilities-
        Accounts payable and accrued liabilities    (446,878)      256,293
        Outstanding winning tickets and refunds   (1,209,763)     (646,795)
        Accrued interest                              (9,840)       10,746
        Rent payable                                (114,820)        -
                                                 -----------   -----------
           Total adjustments                      (1,831,307)        6,322
                                                 -----------   -----------
           Net cash used in operating activities  (1,681,075)     (827,633)
                                                 -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in notes receivable                      (116,002)      (52,877)
  Capital expenditures                              (213,021)     (274,328)
  Payments of telecommunication installation
    costs                                                (61)      (12,835)
                                                 -----------   -----------
     Net cash used in investing activities          (329,084)     (340,040)
                                                 -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of capital lease obligations             (213,862)     (209,701)
  Payments on notes payable                          (51,157)        -
                                                 -----------   -----------
     Net cash used in financing activities          (265,019)     (209,701)
                                                 -----------   -----------
NET DECREASE IN CASH                              (2,275,178)   (1,377,374)

CASH, beginning of year                            2,883,447     2,214,801
                                                 -----------   -----------
CASH, end of period                              $   608,269   $   837,427
                                                 ===========   ===========





(PAGE)37             EL COMANDANTE OPERATING COMPANY, INC.
                           STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                  (Unaudited)

                                  (continued)

                                                    1996          1995
                                                 -----------   ------------

SUPPLEMENTAL INFORMATION:
  Interest paid                                  $   113,786   $    116,231

NONCASH TRANSACTIONS:
  Equipment acquired through capital leases      $   398,765   $     91,863


































                  The accompanying notes are an integral part
                             of these statements.

(PAGE)38             EL COMANDANTE OPERATING COMPANY, INC.
                           STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED JUNE 30,
                                  (Unaudited)
                                                    1996          1995
                                                 -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $    28,745   $  (683,899)
                                                 -----------   -----------
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities-
      Depreciation and amortization                  225,811       259,916
      Deferred tax provision (credit)                (41,825)      134,452
      Provision for bad debts                         25,002        62,499
      (Increase) decrease in current assets-
        Accounts receivable                         (221,167)     (143,791)
        Prepayments and supplies inventory           211,475       211,723
      Increase (decrease) in current liabilities-
        Accounts payable and accrued liabilities    (550,822)      691,723
        Outstanding winning tickets and refunds   (1,567,438)     (370,260)
        Accrued interest                             (29,316)        5,646
        Rent payable                                 (83,155)        -
                                                 -----------   -----------
           Total adjustments                      (2,031,435)      851,908
                                                 -----------   -----------
           Net cash provided by (used in)
             operating activities                 (2,002,690)      168,009
                                                 -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in notes receivable           (104,384)       18,670
  Capital expenditures                              (157,298)     (122,879)
  Payments of telecommunication installation
    costs                                              -            (4,634)
                                                 -----------   -----------
     Net cash used in investing activities          (261,682)     (108,843)
                                                 -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of capital lease obligations             (108,381)     (116,238)
  Payments on notes payable                          (51,157)
  Decrease in organizational costs                     -             2,359
                                                 -----------   -----------
     Net cash used in financing activities          (159,538)     (113,879)
                                                 -----------   -----------
NET DECREASE IN CASH                              (2,423,910)      (54,713)

CASH, beginning of period                          3,032,179       892,140
                                                 -----------   -----------
CASH, end of period                              $   608,269   $   837,427
                                                 ===========   ===========


(PAGE)39             EL COMANDANTE OPERATING COMPANY, INC.
                           STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED JUNE 30,
                                  (Unaudited)

                                  (continued)

                                                    1996          1995
                                                 -----------   ------------

SUPPLEMENTAL INFORMATION:
  Interest paid                                  $    55,607   $     60,648
NONCASH TRANSACTIONS:
  Equipment acquired through capital leases      $   365,652   $     43,723


































                  The accompanying notes are an integral part
                             of these statements.

(PAGE)40             EL COMANDANTE OPERATING COMPANY, INC.

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

     Interim Financial Statements

     The consolidated financial statements as of June 30, 1996 and for the six and the three month periods ended June 30, 1996 and 1995 are unaudited but include all adjustments (consisting of normal recurring adjustments) which management considers necessary for a fair presentation of the results of operations of the interim periods. The operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year.



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



(PAGE)41
     Commissions on Wagering

     ECOC earns commissions ("ECOC Commissions") on bets placed on El Comandante's thoroughbred horse races through wagering facilities at El Comandante and wagering facilities located at independently owned off-track betting agencies throughout Puerto Rico, and from wagering on races simulcasted outside Puerto Rico. ECOC offers bettors win and place, daily double, exacta, quiniela and pool wagering. Commissions are based on percentages of wagers established by law and vary for the different types of wagers in Puerto Rico, as follows: 26% of daily double and pool wagers; 20% of exacta and quiniela wagers; and 25% of losing wagers on win and place wagers. ECOC Commissions on wagers in Puerto Rico during the six months ended June 30, 1996 and 1995 averaged 21.3% and 20.2% , respectively. Commissions on simulcasted races are negotiated with wagering facilities outside Puerto Rico. ECOC Commissions on wagers on simulcasted races during the six months ended June 30, 1996 and 1995 averaged 6.06% and 6.52%, respectively.
     Restricted Cash

     Restricted cash represents accumulated cash in the "Pool Pote" that is paid out when there is a sole pool winner and a bonus amount which is added to
the pool payout on prizes of predetermined race days.   An amount is added to
the "Pool Pote" on every race day. The corresponding payables are recorded as part of the liability for outstanding winning tickets and refunds.

     Accounts Receivable

     Accounts receivable include balances from pool agents, simulcasting commissions, fees earned under a management agreement described in Note 4 and other miscellaneous amounts. As of June 30, 1996 and December 31, 1995, reserves for doubtful accounts amounted to $235,127 and $171,735, respectively.

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

     Organizational Costs

     Legal fees and other costs incurred in the reorganization of ECOC into a nonstock corporation were recorded as deferred costs and are amortized on a straight-line basis over a period of five years that commenced on August 1, 1994. Amortization expense for the six months ended June 30, 1996 and 1995 was $4,170 in each period.
(PAGE)39
     Telecommunication Installation Costs

     These costs are related to the installation of telephone lines by Puerto Rico Telephone Company ("PRTC") and to excise taxes on the off-track telecommunication equipment. The costs are amortized on a straight-line basis over the remaining life of an agreement with PRTC expiring on April 1, 1999. Amortization expense for the six months ended June 30, 1996 and 1995 was $30,000 in each period.

     Noncompetition Agreement

     These costs are related to a Noncompetition Agreement entered into with the majority owner of Supra and former President of ECOC which prohibits him from investing or participating in horse racing operations anywhere in the Caribbean for a period of three years from August 1, 1994. The amount of $750,000 payable under the agreement was recorded as a deferred cost and is being amortized on a straight-line basis over the noncompete period. Amortization expense for the six months ended June 30, 1996 and 1995 was $125,000 in each period.
     Furniture and Equipment

     Furniture and equipment is stated at cost and depreciated on a straight-line basis over their estimated useful lives, which range from 5 to 10 years. Major replacements and improvements are capitalized and depreciated over their estimated useful lives.

     Repairs and maintenance are charged to expense when incurred. As of June 30, 1996 and December 31, 1995, furniture and equipment was as follows:

                                              June 30,      December 31,
                                                1996            1995
                                             ----------     -----------
     Furniture                               $  363,785     $   338,314
     Equipment                                4,513,892       3,987,222
     Motor vehicles                             756,982         726,138
                                             ----------     -----------
                                              5,634,659       5,051,674
     Less - Accumulated depreciation         (1,845,520)      1,582,303
                                             ----------     -----------
                                             $3,789,139     $ 3,469,371
                                             ==========     ===========

     For information with respect to pledged assets, see Note 4.


3.  PENSION PLAN:

     ECOC has a non-contributory defined benefit pension plan covering substantially all of its nonunion employees. Benefits are based on the employee's years of service and highest average earnings over five consecutive
(PAGE)43
years during the last 15 years of employment. ECOC's policy is to fund an amount not less than the ERISA minimum funding requirement or more than the maximum deductible under the Puerto Rico tax law.

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

     El Comandante Lease

     HDA has leased El Comandante to ECOC under a lease agreement (the "El Comandante Lease") for a term of 15 years ending December 14, 2004. The El Comandante Lease provides for payment of rent consisting of 25% of the annual ECOC Commissions ("Basic Rent"), but in no event less than $7,500,000 ("Minimum Basic Rent") adjusted annually with a base year of 1989 by the
(PAGE)44
percentage increase in the Consumer Price Index ("CPI") for the calendar year over the CPI for the previous calendar year. The El Comandante Lease also obligated ECOC to pay additional annual fixed rent ("Fixed Rent") of $150,000 in 1994 and $400,000 in 1995. An amendment to the El Comandante Lease eliminated Fixed Rent effective January 1, 1996.

     The El Comandante Lease also requires ECOC to establish and fund with certain excess cash flow a rent escrow (the "Rent Escrow") until the Rent Escrow equals one half of the Minimum Basic Rent for that year. For purposes of determining the required deposits to the Rent Escrow, excess cash flow means, after ECOC has a cash balance of $700,000 for working capital (excluding restricted cash and payables to winning bettors), all cash flow of ECOC in excess of $300,000 per year, provided that the $300,000 threshold shall be increased by $100,000 for each $1 million by which the Rent Escrow exceeds $3 million. Funds held in the Rent Escrow may be released to make up any difference between rent payments made by ECOC and the rent due and payable under the El Comandante Lease. After deposits into the Rent Escrow, payments of Fixed Rent and donations in accordance with New ECOC's certificate of incorporation aggregating $3 million have been made, additional deposits to the Rent Escrow are subordinated to the obligations to Supra, Supra's majority owner and Interstate General Properties Limited Partnership S.E. ("IGP"), as discussed below under "Reorganization of ECOC". As of June 30, 1996, no deposits have been made into the Rent Escrow.

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

     Reorganization of ECOC

     On December 13, 1993, ECOC entered into a series of agreements with Supra and its majority owner ("Supra Agreements") incident to the reorganization of ECOC as a Puerto Rico nonstock corporation (the "ECOC Reorganization"). The
(PAGE)45
Supra Agreements provide for ECOC to pay accrued interest and principal on an outstanding note payable to Supra (see Note 7) in the principal amount of $200,000, to purchase ECOC's stock owned by Supra for $1,000,000 and to pay $500,000 to Supra and Supra's majority owner as compensation for past services rendered in connection with management of ECOC. On December 15, 1993, IGP purchased from Supra an 80% interest in the $200,000 note.

     In addition, the majority owner of Supra and former President of ECOC entered into a Noncompetition Agreement that became effective upon the ECOC Reorganization and prohibits him from investing or participating in horse racing operations anywhere in the Caribbean for a period of three years. The Noncompetition Agreement provides for payment of $750,000.

     The obligations under the Supra Agreements and Noncompetition Agreement are subordinated to ECOC's working capital cash balance of $700,000, excluding restricted cash and payables to winning bettors, and to payments aggregating $3 million for Fixed Rent payable to HDA, deposits into the Rent Escrow and donations of $300,000 per year. Thereafter, until the obligations are paid, Supra and its majority owner will have priority on ECOC's Excess Cash Flow, as defined in the Supra Agreements, after payment of the Basic Rent, provided that ECOC has a working capital cash balance of at least $700,000. No payments of these obligations have been made as of June 30, 1996.

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

     Consulting Agreement

     Pursuant to a consulting agreement between ECOC and IGP executed on December 15, 1993 (the "Consulting Agreement") and as required under the El Comandante Lease, ECOC retained as executive management three racing consultants then employed by IGP. Except for approximately 14% of the salary and related payroll costs of one consultant, ECOC reimburses all of payroll, bonus and fringe benefit costs with respects to the employment of the consultants. On April 22, 1996, IGP assigned its interest in the Consulting Agreement to Equus Management Company ("EMC") and the three racing consultants
(PAGE)46
became employees of EMC. Fees incurred by ECOC pursuant to the Consulting Agreement during the six months ended June 30, 1996 and 1995 were $458,700 and $448,400, respectively.


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

     ECOC receives wagering services, software and equipment under a service agreement effective through March 15, 2005. The service agreement requires minimum annual payments which consist of the greater of $800,800 annually or
 .65% (.0065) of total wagering. The Confederacion agreed to reimburse ECOC an amount equal to .325% (.00325) of wagering for each race day up to a maximum of $3,461 per race day until April 1998 and subject to a maximum contribution per annum.

     Management Services Agreement

     ECOC provides executive management services to Galapagos, S.A. ("Galapagos"), a subsidiary of HDA, pursuant to a management agreement effective September 28, 1994. Fees are the lesser of (i) 1% of amounts wagered on races run at the government owned V Centenario Race Track in the Dominican Republic which is operated by Galapagos, and on El Comandante races simulcasted in the Dominican Republic or (ii) $250,000 annually, adjusted by CPI commencing January 1996. During the six months ended June 30, 1996 and 1995, ECOC earned fees of $121,219 and $35,758, respectively. Galapagos also reimburses ECOC for out-of-pocket expenses related to the services.

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


(PAGE)47
     Pursuant to the New Contract, ECOC will purchase a minimum of 910 hours of television time annually from S&E at $725 per hour (minimum annual amount of $659,750), adjusted annually by CPI. If ECOC needs television time after 7:00 PM, the cost per hour will be $900, also subject to CPI adjustments. ECOC is now responsible for producing and directing the broadcasts and is entitled to the revenues from its sales of advertising time during the broadcasts of the racing program. The term of the New Contract expires January 31, 2000, but is renewable for successive one year terms at ECOC's option.

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

     Due during year
     ending June 30,

          1997...........................................$  577,892
          1998...........................................   632,118
          1999...........................................   643,274
          2000...........................................   210,709
          2001...........................................
                                                         ----------
          Minimum lease payments......................... 2,063,993
          Less  - Current portion........................   577,892
                                                         ----------
                                                         $1,486,101
                                                         ==========

6.  PAYABLE TO HOUSING DEVELOPMENT ASSOCIATES S.E.:

     Payable to HDA as of June 30, 1996 and December 31, 1995 consists of (i) a note payable and accrued interest of $953,390 and $1,020,164, respectively, and (ii) unpaid rent under the El Comandante Lease. The note accrues interest at 5.75% and is payable in monthly installments of $30,309, including interest, over a three year period that commenced May 1, 1996.


7.  OTHER LIABILITIES:

     Other liabilities consist of unsecured notes of $160,000 to IGP and $40,000 to Supra, including accrued interest, and $500,000 of accrued past service costs payable to Supra and Supra's majority owner under the Supra Agreements. They also include $1,750,000 payable to Supra and Supra's
(PAGE)48
majority owner for the purchase of ECOC's stock and for the amount payable under the Noncompetition Agreement. The unsecured notes bear interest at 2.5% over the prime rate, without a stated maturity date. The interest rate at June 30, 1996 and December 31, 1995 was 10.75% and 11%, respectively.


8.  INCOME TAXES:

     As of January 1, 1993, ECOC adopted the provisions of SFAS No. 109, "Accounting for Income Taxes", and recorded a deferred tax asset of $345,000, net of a valuation allowance of $1,055,000. This asset resulted from net operating loss carryforwards ("NOL") which are available to offset future taxable income and expire in various dates through 2001.

     Deferred tax assets of $573,007 and $558,137, net of valuation allowances of $1,284,793 and $1,419,433, were recorded as of June 30, 1996 and December 31, 1995, respectively. These assets arise from the difference between the tax basis of certain liabilities and their reported amounts in the financial statements (which will result in deductible amounts in future years when such liabilities are finally settled) and from the benefits of NOL.

     The deferred provision (credit) for income taxes for the six months ended June 30, 1996 is net of a decrease in the valuation allowance of $134,640 and the deferred credit for income taxes for the six months ended June 30, 1995 is net of an increase in the valuation allowance of $315,420.

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








(PAGE)49
                                  June 30, 1996         December 31, 1995
                             ------------------------ ------------------------
                                          Carrying                  Carrying
                             Fair Value   Value       Fair Value    Value
                             -----------  ----------- -----------   ----------

Cash                         $   608,269  $   608,269 $ 2,883,447   $2,883,447
Note receivable                  426,946      426,946     310,944      310,944
Capital lease obligations      2,063,993    2,063,993   1,879,090    1,879,090
Payable to HDA -
  Note and accrued interest      920,000      953,390     940,000    1,020,164
Other liabilities              2,580,679    2,580,679   2,574,902    2,574,902


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



























(PAGE)50                   EQUUS MANAGEMENT COMPANY

                                 BALANCE SHEET

                                 JUNE 30, 1996

                                  (unaudited)


                                    ASSETS

Cash                                                              $    35

Receivable from Equus Gaming Company L.P.                          17,000
                                                                  --------
                                                                  $17,035
                                                                  ========


                     LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable and accrued liabilities                          $69,658
                                                                  --------

Stockholder's deficit:
  Common stock, $.01 par value, 100 shares authorized,
    issued and outstanding                                              1
  Additional paid-in capital                                           99
  Distributions to stockholder                                    (29,818)
  Accumulated deficit                                             (22,905)
                                                                  --------
                                                                  (52,623)
                                                                  --------
                                                                  $17,035
                                                                  ========















      The accompanying notes are an integral part of this balance sheet.
(PAGE)51                   EQUUS MANAGEMENT COMPANY

                            NOTES TO BALANCE SHEET
                                 JUNE 30, 1996



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

     EMC has full and exclusive responsibility and authority to manage the business and operations of the Company except as otherwise provided in the partnership agreement of the Company. EMC is not engaged in any significant activities other than managing the business of the Company. EMC is reimbursed for its out-of-pocket costs incurred to third parties in connection with the management of the Company in excess of its share in the Company's cash distributions. The amount due to EMC for reimbursement of these costs is $17,000 as of June 30, 1996.

     Because EMC has a general partnership interest, it accounts for its investment in the Company under the equity method of accounting. Since the investment in the Company has been written down below zero due to EMC's share of the Company's losses and distributions received from the Company, the investment has been reclassified in the accompanying balance sheet as of June 30, 1996 as accrued liabilities.











(PAGE)52
PART I -- ITEM 2.

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

     The Company's principal income producing asset is an 82% interest in HDA in which it is a co-managing partner. HDA owns El Comandante Race Track ("El Comandante"), the only licensed thoroughbred racing facility in Puerto Rico, which it leases to El Comandante Operating Company, Inc., a Puerto Rico nonstock corporation ("ECOC"). ECOC operates El Comandante at its expense and pays rent to HDA based upon 25% of ECOC's share of wagering revenues. The lease agreement between ECOC and HDA (the "El Comandante Lease") expires on December 14, 2004. HDA also owns all of the outstanding capital stock of S & E Network Inc. ("S&E"), a Puerto Rico corporation that owns and operates three UHF television stations in Puerto Rico (the "Television Stations"), and 55% of the capital stock of Galapagos, S.A. ("Galapagos"), a Dominican Republic corporation that leases and since April 29, 1995 operates V Centenario Race Track, a government-owned racing facility in the Dominican Republic ("V Centenario"). In February 1996 HDA and S&E entered into an agreement to sell to Paxson Communications of San Juan, Inc. ("Paxson") a 50% interest in S&E, subject to receiving final approval of the Federal Communications Commission ("FCC") which is expected to be received in August 1996.
     The Company also owns 100% of the issued and outstanding stock of Virginia Jockey Club Inc., a Virginia corporation ("VJC"), which applied to the Virginia Racing Commission for licenses to own and operate a thoroughbred horse racing and wagering facility in Virginia. On October 12, 1994, the Virginia Racing Commission awarded the Virginia licenses to an applicant other than VJC. VJC appealed the decision of the Virginia Racing Commission to the Circuit Court of Richmond which affirmed the award to the other applicant and then to the Virginia Court of Appeals which, in April 1996, also affirmed the award. The Company does not intend to file any further appeals and VJC is now
(PAGE)53
an inactive company.

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

     This section reflects Management's discussion and analysis of the financial condition and results of operations of (i) the Company and its consolidated subsidiaries, VJC and HDA, as of and for the six and three month periods ending June 30, 1996 and 1995 (HDA accounts were consolidated with the Company's accounts for the period after March 8, 1995) and (ii) the Company and its consolidated subsidiaries, VJC and HDA, based on proforma statements of income for the six month periods ended June 30, 1996 (historical) and 1995 (proforma) presented in Note 16 to the consolidated financial statements of the Company.


The Company's Results of Operations

Six Months Ended June 30, 1996 Compared to the Six Months Ended
June 30, 1995

     The Company did not consolidate the accounts of HDA until March 8, 1995. Accordingly, the Company's historical results of operations for the six month periods ended June 30, 1996 and 1995 are not readily comparable. More meaningful comparative information is included elsewhere in this report in Management's discussion of the Company's Proforma Results of Operations for the six months ended June 30, 1996 compared to the six months ended June 30, 1995.

     Revenues.   With the exception of a cash distribution of $134,000
received from HDA in February 1995 and $1,000 of interest income in 1996, the revenues of the Company in its consolidated statements of income for the six months ended June 30, 1996 and 1995 are entirely from the consolidation of the accounts of HDA. Because the Company had a zero investment in HDA when the cash distribution of $134,000 was received in February 1995 and since the distribution was received prior to the consolidation of HDA's accounts as of March 8, 1995, the distribution represented revenue to the Company that was not eliminated in the consolidated financial statements.

     Expenses, other than Income Taxes. Substantially all of the expenses, other than income taxes, in the consolidated statements of income of the
(PAGE)54
Company for the six month periods ended June 30, 1996 and 1995 are HDA expenses from January 1, 1996 to June 30, 1996 and from March 8, 1995 to June 30, 1995. Since the proforma income statements of the Company include HDA's expenses for the entire six month periods ended June 30, 1996 and 1995, better comparative expense information is available in management's discussion of the Company's Proforma Results of Operations included later in this report.

     Expenses of the Company and its subsidiary VJC during the six month periods ended June 30, 1996 and 1995, and excluding the expenses of HDA and its subsidiaries, were as follows:

     a.  Interest and amortization of financing costs of $40,000 in the 1996 period and $22,000 in the 1995 period related to a bank loan closed

         March 1995 and renegotiated in May 1996;

     b.  Depreciation of $104,000 in the 1996 period and $66,000 in the 1995 period related to a step-up of $5,650,000 in El Comandante assets.

         The step-up is the value assigned to HDAMC's interest in HDA which was transferred to the Company in March 1995 in exchange for limited partnership Units of the Company;

     c.  General and administrative expenses of $329,000 in each of the six month periods ended June 30, 1996 and 1995, including VJC appeal costs of $30,000 in 1996 and $56,000 in 1995.  The balance of the expenses are primarily investor relations costs, costs of

         investigating new business opportunities, directors' fees and expenses, legal fees and accounting costs of the Company; and

     d.  Management fees of $100,000 pursuant to the Support Agreement in each of the six month periods ended June 30, 1996 and 1995.

     Provision for Income Taxes. The Company is subject to Puerto Rico income tax at a 29% rate on its allocable share of HDA's net taxable income and an HDA subsidiary is subject to Federal income taxes. HDA had previously provided for deferred Dominican Republic income taxes on interest accrued on loans to Galapagos. The accrued interest was forgiven in 1996 and a tax credit was recorded for reversal of the deferred tax provision applicable to the forgiven interest. The net provisions for income taxes of $343,000 and $222,000 in the six month periods ended June 30, 1996 and 1995 were as follows:

                                                      1996           1995
                                                     Period         Period
                                                  ------------   ------------

     Puerto Rico income taxes of the Company      $    358,000   $    221,000
     Dominican Republic income tax credit of HDA       (19,000)          -
     Federal income taxes of HDA subsidiary              4,000          1,000
                                                  ------------   ------------
                                                  $    343,000   $    222,000
                                                  ============   ============
(PAGE)55
     Minority Interest. Minority partners own 18% of HDA and minority stockholders hold a 45% interest in Galapagos. As explained in Note 1 to the Company's consolidated financial statements, the Company did not recognize the 18% minority partners' share of HDA's net income until such time as the accumulated deficit of HDA at December 31, 1994 was eliminated by earnings of HDA in the six months ended June 30, 1995. The minority interest in the six month periods ended June 30, 1996 and 1995 is comprised of the following:


                                              1996             1995
                                             Period           Period
                                          -------------    -------------
     Minority stockholders' share of
       losses of Galapagos                $(    273,000)   $(    164,000)
     Minority partners' share of
       income of HDA after accumulated
       deficit was eliminated by
       HDA's earnings in the 1995 period        214,000           92,000
                                          -------------    -------------
                                          $(     59,000)   $(     72,000)
                                          =============    =============


Three Months Ended June 30, 1996 Compared to the Three Months Ended
June 30, 1995

     Revenues.   The revenues of the Company in its consolidated statements of income for the three months ended June 30, 1996 and 1995 are entirely from the consolidation of the accounts of HDA. Revenues increased $816,000 (17.9%) to $5,377,000 in the three months ended June 30, 1996 from $4,561,000 in the comparable period in 1995. The increase resulted primarily from increases in revenues of $362,000 from the Television Stations, $321,000 from Dominican Republic racing and $117,000 from El Comandante rental income.

     Rental income from El Comandante.   Rental income from El Comandante
increased $117,000 to $3,617,000 in the three months ended June 30, 1996 from $3,500,000 in the comparable period of 1995. Rental income in the 1996 quarter was based on 25% of ECOC's commissions of $14,467,000 from El Comandante wagering on 62 racing days, whereas 1995 rental income was based on 25% of ECOC's commissions of $13,601,000 from wagering on 50 racing days, plus fixed rent of $100,000. In February 1996, ECOC commenced racing five days a week by adding Thursday to its previous four-day race week. Although the average daily commissions earned by ECOC declined in the 1996 quarter, the commissions earned on Thursday race days more than offset the decline in average daily commissions.

     Due to a combination of unanticipated regulatory actions and weather emergencies affecting Puerto Rico racing operations and wagering in 1995, ECOC requested relief from payment of certain future lease obligations. As a result the El Comandante Lease was amended effective January 1, 1996 to eliminate fixed rent after 1995 and HDA assumed responsibility for paying El
(PAGE)56
Comandante real property taxes due and payable after December 31, 1995.

     Dominican Republic Racing Revenues.   Galapagos began simulcasting El
Comandante races on February 27, 1995 to several sports betting agencies in the Dominican Republic, and earned commissions on wagering on El Comandante races of $320,000 in the three months ended June 30, 1996 and $266,000 in the comparable three months of 1995. Galapagos commenced racing operations at V Centenario in late April 1995 and earned commissions on V Centenario races of $634,000 in the three months ended June 30, 1996 and $382,000 in the comparable three months of 1995. Galapagos also had revenues of $90,000 in each of the 1996 and 1995 three month periods from Jockey Club and restaurant operations and other miscellaneous sources.

     A portion of the wagering in the Dominican Republic is set aside and reserved to cover losses from currency fluctuations and for other purposes approved by the Dominican Republic Racing Commission ("Required Reserve").

     Revenues from Television Stations.   In February 1996 S&E, HDA and Paxson
entered into a Stock Purchase Agreement pursuant to which Paxson agreed to purchase a 50% interest in S&E, subject to final FCC approval which is expected to be received in August, 1996. Paxson and S&E also entered into a Time Brokerage Agreement which will terminate when the sale of 50% interest in S&E closes. Pursuant to the terms of this agreement, Paxson is paying fees of $23,333 monthly to S&E, is providing programming, including infomercials, and certain other services to S&E and is entitled to 50% of S&E's operating cash flow from February 1, 1996 until closing of the sale. Following the closing, Paxson has agreed to assume responsibility for managing the television operations.

     S&E commenced television broadcasting in January 1995 and earned broadcasting fees and advertising revenues of $303,000 in the three months ended June 30, 1995. As a result of the changes in broadcasting and programming formats which commenced February 1996 pursuant to the Paxson Time Brokerage Agreement, S&E increased its revenues to $665,000 in the three months ended June 30, 1996. The revenues included fees of approximately $164,000 and $168,000 in the three months ended June 30, 1996 and 1995, respectively, from ECOC for broadcasting a four-hour program for races run at El Comandante and fees of $70,000 in the 1996 period from Paxson pursuant to the Time Brokerage Agreement.

     Interest Income.   HDA earned interest income of $37,000 on its note
receivable from ECOC and $14,000 from short term investments in the three months ended June 30, 1996, and earned $34,000 in the comparable 1995 period from short-term investments.

     Financial Expenses.   Financial expenses in the three months ended June
30, 1996 decreased $94,000 to $2,136,000 from $2,230,000 in the three months ended June 30, 1995. The stockholders of Galapagos converted their loans to capital in 1996 and forgave accrued interest on their loans. As a result, interest expense in the 1996 three-month period includes a credit of $129,000 for the reversal of interest accrued on minority stockholder loans, whereas
(PAGE)57
the 1995 three-month period included interest expense of $25,000 on the loans, for a net decrease in interest of $154,000 between periods. The decrease was offset in part by interest expense in 1996 of $48,000 on capital leases of Galapagos and the Television Stations; there was no similar interest in the 1995 period.

     Depreciation.   Depreciation increased $130,000 (26.7%) in the three
months ended June 30, 1996 to $616,000 from $486,000 in the comparable three months of 1995. The increase is attributable to depreciation of $166,000 related to assets of the Television Stations and Galapagos in the 1996 quarter, compared to depreciation of $30,000 for Galapagos and no depreciation for the Television Stations in the 1995 quarter.

     General and Administrative Expenses. General and administrative expenses increased $153,000 to $370,000 in the three months ended June 30, 1996 from $217,000 in the comparable three months of 1995. The increase is primarily attributable to El Comandante property taxes of $149,000 in 1996. As discussed above under "Rental Income from El Comandante", HDA assumed responsibility for paying El Comandante property taxes effective January 1, 1996.

     Management Fees. An HDA management agreement with a subsidiary of IGC provides for fees of $250,000 annually, adjusted by increases in the Consumer Price Index ("CPI"), and IGC provides services to the Company pursuant to the Support Agreement. Fees under these agreements were $118,000 in the three months ended June 30, 1996 and $116,000 in three months ended June 30, 1995.

     Operating Costs of Dominican Republic Racing. Galapagos began simulcasting El Comandante races on February 27, 1995 and opened V Centenario in April 1995. Costs incurred in connection with these operations were $929,000 in the three months ended June 30, 1995, and $1,356,000 while under full operation during the three months ended June 30, 1996.

     Operating Costs of Television Stations. S&E commenced television broadcasting in January 1995 on a test basis until June 1995 and incurred operating expenses of $341,000 during the three months ended June 30, 1995; the expenses in the comparable 1996 quarter were $568,000, which includes fees of $158,000 to Paxson in the 1996 quarter pursuant to the Time Brokerage Agreement.

     Provision for Income Taxes.   HDA qualifies as a special partnership
under the Puerto Rico Income Tax Act and therefore is not subject to taxation in Puerto Rico at the HDA level. Instead, HDA's partners are taxed on their allocable share of HDA's taxable income. An HDA subsidiary is subject to federal income taxes. HDA had previously provided for deferred Dominican Republic income taxes on interest accrued on loans to Galapagos. The accrued interest was forgiven in 1996 and a tax credit was recorded for reversal of the deferred tax provision applicable to the forgiven interest. The net provisions for income taxes in the three month periods ended June 30, 1996 and 1995 were as follows:

(PAGE)58
                                             1996             1995
                                             Period           Period
                                             ------------     ------------
Puerto Rico income taxes of the Company      $    154,000     $    161,000
Dominican Republic income tax credit of HDA   (    44,000)           -
Federal income taxes of HDA subsidiary              1,000            1,000
                                             ------------     ------------
                                             $    111,000     $    162,000
                                             ============     ============

     Minority Interest.    Minority partners own 18% of HDA and minority
stockholders hold a 45% interest in Galapagos. The minority interest in the three months ended June 30, 1996 was $41,000, comprised of minority partners' share of income of HDA of $102,000 less minority stockholders' share of losses of Galapagos of $61,000. The minority interest in the three months ended June 30, 1995 was $47,000, comprised of minority partners' share of income of HDA of $139,000 less minority stockholders' share of losses of Galapagos of $92,000.


Liquidity and Capital Resources of the Company

     This discussion relates solely to the liquidity and capital resources of the Company and VJC. Liquidity and capital resources of HDA and its subsidiaries is discussed below. HDA is forecasting $7.5 million of cash flow in 1996 before distributions to its partners.

     The Company's principal cash needs are income taxes, principal and interest on a bank loan, fees and expenses of EMC's independent directors, legal and accounting fees, investor relations costs, and reimbursements to IGC under the Support Agreement. The Company's 1996 cash requirement is estimated to be approximately $1.3 million without considering any payments of 1995 loans from IGC, a general partner of the Company, which amounted to $212,000 at December 31, 1995.

     The Company's principal sources of cash to meet its obligations have been distributions related to its 82% interest in HDA, a bank loan discussed below
and loans from IGC.   Indenture restrictions presently limit HDA's ability to
make distributions ("Permitted Distributions") to its partners, including the Company, to approximately 48% of HDA's cumulative consolidated net income since January 1, 1994 (see Note 6 to the Company's Consolidated Financial Statements).
     The Company borrowed $850,000 in 1995 from a bank in Puerto Rico. The bank loan was payable in quarterly installments of $100,000 commencing May 1995, and the Company assigned to the bank the first $100,000 of quarterly distributions it received from HDA. In May 1996 the Company borrowed an additional $250,000, thereby increasing the loan balance from $450,000 to $700,000 with the bank taking the same assignment of $100,000 of quarterly distributions for principal payments commencing August 31, 1996 and a final payment of $200,000 in November 1997.
(PAGE)59
     During the six months ended June 30, 1996 HDA made cash distributions of $300,000 to the Company related to HDA's 1995 fourth quarter and 1996 first quarter consolidated net income. Based on Management's forecast of HDA's 1996 consolidated net income, the Company's share of HDA's Permitted Distributions in the third and fourth quarters of 1996 are estimated to be approximately $780,000. These distributions, together with December 31, 1995 cash balances of $56,000 and net proceeds of approximately $240,000 from the increase in the bank loan, are expected to cover the Company's 1996 estimated cash requirements of $1.3 million.


Liquidity and Capital Resources of HDA

     HDA's principal source of cash is rental income from the lease of El Comandante to ECOC. El Comandante commissions on wagering in 1995 were approximately $2,800,000 less than commissions in 1994. Also, ECOC incurred higher costs in 1995 related to (i) costs of televising El Comandante races resulting from a new contract effective January 1, 1995, (ii) early retirement of approximately 25 employees under an incentive plan designed to reduce payroll costs prospectively, and (iii) satellite costs for the simulcasting of El Comandante races to the Dominican Republic. As a result of reduced El Comandante commissions and higher operating costs in 1995, ECOC had rent payable to HDA of approximately $1,800,000 at December 31, 1995, including $1,000,000 which was converted into a promissory note. ECOC's business plan is to increase revenue through growth in the core Puerto Rico market, primarily by the increase in number of race days from four to five days a week which commenced February 1, 1996, bring additional OTB agencies on line for simulcasting in the Dominican Republic and expand simulcasting to other Caribbean islands and Latin American countries.

     HDA's liquidity was adversely affected in 1995 by (i) collections of El Comandante rent in 1995 of approximately $2.5 million less than in 1994, due to a $700,000 reduction in amount of 1995 rent and to ECOC's inability to pay $1.8 million of accrued rent (ii) cash requirements of approximately $6 million for the Television Stations and Dominican Republic racing, primarily for equipment purchases, start-up costs, acquisition debt of Television Stations and operating losses of both operations, and (iii) costs of the Distribution and registration of the Company's Units. Notwithstanding the effect of these matters, HDA was able to meet its 1995 cash requirements from accumulated cash at December 31, 1994, cash flow from ECOC rent collections and equipment financing proceeds of approximately $1.8 million for the Television Stations and Dominican Republic racing.

     At the beginning of the year ECOC's management forecasted that 1996 El Comandante commissions would exceed 1995 commissions by $6 million, which commissions include wagering on races simulcasted to the Dominican Republic. Based on this forecast ECOC estimated its payments to HDA in 1996 would exceed 1995 payments by approximately $3 million, including payment of $800,000 of the 1995 debt of $1.8 million (as discussed below, the estimated 1996 rent and debt payments by ECOC to HDA have now been reduced by approximately $900,000).

The principal reasons for the forecast of increased El Comandante commissions
(PAGE)60
of $6 million were (i) increases in ECOC's race days from four to five days effective February 1, 1996 and (ii) increased simulcasting commissions from OTB agencies in Dominican Republic, with an expected increase in agencies from 163 at the end of 1995 to approximately 360 by the end of 1996. ECOC expected to achieve these results without any significant increase in costs in excess of 1995 costs, except for costs such as purses to horseowners, rent to HDA and Autotote rent which are calculated, pursuant to agreements, based on fixed percentages of wagering handle or El Comandante commissions. The forecast assumed no adverse regulatory changes, continued availability of adequate horses and jockeys, and no significant loss of revenues due to new forms of competing gambling, any unusual number of pick-six jackpot winners or general economic decline.

     ECOC's revenues and expenses for the six months ended June 30, 1996 did not vary significantly from ECOC's forecast. However, June and July 1996 commissions on El Comandante wagering were below forecasts by 11% and 16%, respectively, which ECOC management attributes in part to the effect of the pick-six jackpot being won in late May and again in early June 1996. Also, the preparations by the people of Puerto Rico for hurricane Bertha in July 1996 (which did not directly hit Puerto Rico or result in any significant damage) affected wagering before and after the storm. ECOC management believes there were no other identifiable reasons for the decline in June-July wagering and ECOC management expects Puerto Rico wagering to rebound over the course of the remainder of the year. The wagering in the Dominican Republic on simulcasted El Comandante races has also been less than forecast, due in part to the growth of OTB agencies being slower than forecasted. Management now expects that ECOC's commissions from wagering in Puerto Rico and the Dominican Republic will be approximately $2,000,000 less than originally forecasted. As a result the original HDA forecasts of 1996 rental income have been reduced by approximately $500,000 (25% of ECOC's reductions in estimated commissions) and collections of receivables have been reduced by $400,000.

     HDA's management is still forecasting significantly improved cash flow and liquidity in 1996 due primarily to (1) 1996 rent payments by ECOC in excess of 1995 payments, (2) no significant 1996 cash requirements for Dominican Republic racing, and (3) net cash flow to HDA of approximately $2.5 million from the Television Stations, resulting from pending sale of 50% interest in S&E to Paxson.

     At the beginning of the year management forecasted Dominican Republic racing operations to generate approximately break-even cash flow in 1996 and result in a significant improvement over 1995 results. The forecasted improved operating results were based primarily on (1) cash which the Dominican Republic government would permit to be made available from Required Reserves to promote racing in the Dominican Republic, including payments of certain existing marketing costs that would otherwise be payable from operating cash flow of Galapagos and (2) increased commissions from the OTB agencies on wagering on V Centenario and El Comandante races due to the planned expansion of the OTB network to 360 agencies in Dominican Republic by December 31, 1996. However, the planned expansion of the OTB network is behind schedule and wagering for the six months ended June 30, 1996 was less
(PAGE)61
than forecast. Management believes that any operating cash losses of Galapagos caused by the wagering being less than forecast can be financed in 1996 by increasing payables under the V Centenario lease, and accordingly the stockholders of Galapagos, including HDA, are not expected to make additional investments in Galapagos in 1996.

     S&E's agreements with Paxson will have a significant positive effect on HDA's cash flow, resulting in an estimated $2.5 million of cash flow in 1996, in contrast to a cash requirement of $3.9 million in 1995 which was funded by HDA cash investments of $2.5 million and equipment financing proceeds of $1.4 million. HDA's estimated net cash flow of $2.5 million in 1996 is comprised of $4 million to be received from Paxson upon closing of the S&E stock sale, less estimated net investments in S&E of $1.5 million in 1996. The FCC has approved the transaction which in scheduled to close in late August after the FCC approval becomes a final order. The Paxson agreements require HDA to fund 100% of certain capital improvements of $330,000, and 50% of any additional improvements if such funds are not available from S&E's operations. HDA's estimated net investment of $1.5 million will be used primarily for capital improvements, employee severance costs, costs to cancel certain S&E contracts and other transaction costs (including legal, accounting and costs of approvals required from holders of the First Mortgage Notes), and debt service on approximately $1.7 million of S&E debt that HDA will assume when the stock sale closes. The assumed debt is payable in monthly installments over approximately six years; however, HDA management may choose to prepay all or a portion of this debt from 1996 cash flow.

     HDA had cash balances of $560,000 at December 31, 1995, and is now forecasting a net cash flow of approximately $7.5 million in 1996, before distributions to partners, as follows:
                                                    1996           Actual
                                                  Forecast         6-30-96
                                                ------------     ------------
Cash receipts to HDA:
   El Comandante rent & collections of
       receivables from ECOC                    $ 15,400,000     $  7,628,000
   Sale of 50% interest in S&E                     4,000,000           -
   Interest on investments                           140,000           48,000
                                                ------------     ------------
                                                  19,540,000        7,676,000
Cash Disbursements by HDA:
    Debt service on First Mortgage Notes        (  8,000,000)    (  3,995,000)
    Net investment in S&E                       (  1,500,000)    (    877,000)
    Administration costs, management fees and
       costs of registration of the
       Company's Units                          (    750,000)    (    414,000)
    El Comandante property taxes and capital
       improvements                             (  1,250,000)    (    409,000)
Contingency reserve                             (    540,000)           -
                                                ------------     ------------
                                                $  7,500,000     $  1,981,000
                                                ============     ============
(PAGE)62
     HDA made distributions of $366,000 to its partners in the first two quarters of 1996 related its results of operations for 1995 fourth quarter and 1996 first quarter. Based on HDA's up-dated forecast of 1996 income, HDA would be permitted by the terms of the Indenture to make cash distributions to its partners of approximately $1,450,000 during the third and fourth quarters of 1996 and first quarter of 1997. The Company receives 82% of HDA's distributions.

     In January 1996 ECOC requested and HDA approved a 1996 capital improvement budget of $650,000 for El Comandante. ECOC's management also asked HDA for additional barns with 100 horse stalls, at an estimated cost of $850,000, which HDA's management expects will be approved in 1996 but costs will principally be incurred in 1997. Another $230,000 was added to the budget in the second quarter of 1996 for an additional closed circuit television tower at the race track. Based on the present status of the capital improvement program, ECOC management estimates that cash requirements for the approved capital improvements of $880,000 will not exceed $650,000 in 1996 and the balance will be needed in 1997.


The Company's Proforma Results of Operations

Six Months Ended June 30, 1996 Compared to the Six Months Ended
June 30, 1995

     As previously disclosed, the Company did not consolidate the accounts of HDA in the Company's historical financial statements until March 8, 1995.
Note 16 to the Company's consolidated financial statements includes proforma consolidated statements of income for the six months ended June 30, 1996 (historical) and 1995 (proforma) based upon the consolidated statements of income of the Company and VJC, and HDA and its subsidiaries, which were prepared as if the acquisition by the Company of its 82% interest in HDA had occurred on January 1, 1995.

     Revenues.   The Company and VJC did not have any proforma revenues in the six months ended June 30, 1996 and 1995, except for interest income of $1,000
in 1996.   Accordingly, all other proforma revenues in these six month periods relate to HDA and its subsidiaries. Revenues increased $2,447,000 (27.9%) to $11,215,000 in the six months ended June 30, 1996 from $8,768,000 in the comparable period in 1995. The increase resulted primarily from increases in revenues of $635,000 from the Television Stations and $1,740,000 from Dominican Republic racing.

     Rental income from El Comandante.   Rental income from El Comandante
increased to $7,419,000 in the six months ended June 30, 1996 from $7,361,000 in the comparable period of 1995. Rental income in the 1996 period was based on 25% of ECOC's commissions of $29,674,000 from El Comandante wagering on 123 racing days, whereas 1995 rental income was based on 25% of ECOC's commissions of $28,645,000 from wagering on 102 racing days, plus fixed rent of $200,000 (as disclosed previously, fixed rent payments were eliminated January 1, 1996). In February 1996, ECOC commenced racing five days a week by adding
(PAGE)63
Thursday to its previous four-day race week. Although the average daily commissions earned by ECOC declined in the 1996 period, the commissions earned on Thursday race days more than offset the decline in average daily commissions.

     The effect of the additional race day is shown by the comparison of (1) January 1996 and 1995 commissions earned by ECOC before introduction of Thursday racing, and (2) February to June 1995 commissions earned before Thursday racing commenced with commissions earned in February to June 1996 after Thursday racing commenced. Whereas the January 1996 commissions were $501,000 less than the January 1995 commissions, the average monthly commissions in February through June 1996 exceeded by $306,000 the average monthly commissions in the comparable months of 1995.

     Dominican Republic Racing Revenues.   Galapagos began simulcasting El
Comandante races on February 27, 1995 to several sports betting agencies in the Dominican Republic, and earned commissions on wagering on El Comandante races of $803,000 in the first six months of 1996 and $339,000 in the 1995 period. Galapagos commenced racing operations at V Centenario in April 1995 and earned commissions on V Centenario races of $1,458,000 in the six months ended June 30, 1996 and $382,000 in the 1995 period. Galapagos also had revenues of $290,000 in the 1996 period and $90,000 in the 1995 period from Jockey Club and restaurant operations and other miscellaneous sources.

     Revenues from Television Stations.   S&E commenced television
broadcasting in January 1995 on a test basis until June 26, 1995, and earned broadcasting fees and advertising revenues of $530,000 in the six months ended June 30, 1995. As a result of the changes in broadcasting and programming formats commencing February 1996 pursuant to Paxson's Time Brokerage Agreement, S&E increased its revenues to $1,165,000 in the first six months of 1996. The revenues included fees of $334,000 and $336,000 in the six months ended June 30, 1996 and 1995, respectively, from ECOC for broadcasting a four-hour program for races run at El Comandante and fees of $117,000 in 1996 from Paxson pursuant to the Time Brokerage Agreement.

     Interest Income.   Interest income was $51,000 on a note receivable from
ECOC and $29,000 from short term investments in the six months ended June 30, 1996 and $66,000 in the comparable 1995 period from short-term investments.

     Financial Expenses.   Financial expenses in the six months ended June 30,
1996 increased $15,000 to $4,438,000 from $4,423,000 in the six months ended June 30, 1995, summarized as follows:









(PAGE)64
                                                   1996              1995
                                                -----------      -----------
   Interest on First Mortgage Notes and
     amortization of related financing
     costs                                      $ 4,342,000      $ 4,329,000

   Interest on capital leases of
     Galapagos and S&E                               98,000            -

   Interest and financing costs on the
     Company's bank loan                             40,000           22,000

   Interest (interest credit) on Galapagos'
     minority stockholder loans                     (89,000)          31,000

   Other costs                                       47,000           41,000
                                                -----------      -----------
                                                $ 4,438,000      $ 4,423,000
                                                ===========      ===========

   As previously disclosed, the stockholders of Galapagos forgave accrued interest in 1996 on their loans to Galapagos and accordingly the 1996 six-month period includes a credit of $89,000 for the reversal of interest accrued in 1995 on minority stockholder loans.

   Depreciation.   Depreciation increased $299,000 (31.7%) in the six months
ended June 30, 1996 to $1,241,000 from $942,000 in the comparable six months of 1995. The increase is attributable to depreciation of $336,000 related to assets of the Television Stations and Galapagos in the 1996 period, compared to no depreciation in the 1995 period for the Television Stations since they were operating on a test basis until June 26, 1995 and only $30,000 for Galapagos which commenced operations on April 29, 1995.

   General and Administrative Expenses. General and administrative expenses increased $334,000 to $778,000 in the six months ended June 30, 1996 from $444,000 in the comparable period of 1995. The increase is primarily attributable to El Comandante property taxes of $299,000 in the 1996 period; HDA assumed the responsibility for these taxes effective January 1, 1996.

   Management Fees. HDA has a management agreement with an affiliate of IGC which provides for fees of $250,000 annually, adjusted by increases in CPI, and the Company reimburses IGC for costs of administrative support services pursuant to the Support Agreement. Management fees were $235,000 in the six months ended June 30, 1996 and $232,000 in the comparable period of 1995.

   Operating Costs of Dominican Republic Racing. Galapagos began simulcasting El Comandante races on February 27, 1995 and opened V Centenario in April 1995. Costs incurred in connection with these operations were $1,124,000 in the six months ended June 30, 1995, and $3,110,000 while under full operation during the six months ended June 1996.

(PAGE)65
   Operating Costs of Television Stations. S&E commenced television broadcasting in January 1995 on a test basis and incurred operating expenses of $904,000 during the six months ended June 30, 1995. Expenses in the comparable 1996 period were $1,083,000, which includes fees of $187,000 in 1996 period payable to Paxson pursuant to the Time Brokerage Agreement.

   Distribution of Units of the Company.   The legal, accounting and other
costs of the Distribution were $131,000 in the six months ended June 30, 1995.

There were no similar costs in the comparable period of 1996.


   Provision for Income Taxes. The Company is subject to Puerto Rico income tax at a 29% rate on its allocable share of HDA's net taxable income and an HDA subsidiary is subject to Federal income taxes. HDA had previously provided for deferred Dominican Republic income taxes on accrued interest on loans to Galapagos. The accrued interest was forgiven in 1996 and a tax credit of $19,000 was recorded for reversal of the deferred tax provision applicable to the forgiven interest. The net provision for income taxes of $343,000 and $368,000 in the six month periods ended June 30, 1996 and 1995 were as follows:


                                                    1996           1995
                                                   Period         Period
                                                ------------   ------------
     Puerto Rico income taxes of the Company $ 358,000 $ 366,000 Dominican Republic income tax credit
       of HDA                                        (19,000)          -
     Federal income taxes of HDA subsidiary            4,000          2,000
                                                ------------   ------------
                                                $    343,000   $    368,000
                                                ============   ============


     Minority Interest. Minority partners own 18% of HDA and Dominican Republic minority stockholders hold a 45% interest in Galapagos. The accumulated deficit of HDA was $818,750 at December 31, 1994 and, as explained in Note 1 to the Company's consolidated financial statements, the Company did not recognize the 18% minority partners' share of HDA's net income until such time as the accumulated deficit of HDA was eliminated by earnings of HDA after December 31, 1994.

     The minority interest of $59,000 and $120,000 in the six month periods ended June 30, 1996 and 1995, respectively, is comprised of the following:







(PAGE)66
                                            1996             1995
                                           Period           Period
                                        -------------    -------------
     Minority stockholders' share of
        losses of Galapagos             $(    273,000)   $(    213,000)
     Minority partners' share of
       income of HDA after accumulated
       deficit was eliminated by HDA's
       earnings in the 1995 period            214,000           93,000
                                        -------------    -------------
                                        $(     59,000)   $(    120,000)
                                        =============    =============


PART II -- OTHER INFORMATION

ITEM 1 - 5

Not applicable.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Securities and Exchange Commission Section 601 of Resolution S-K

          Exhibit
            No.             Descrption of Exhibit           Reference
         ---------       ---------------------------     ---------------
           10.1          Assignment and Assumption of
                         Employment Agreements dated
                         April 22, 1996                   File herewith



     (b) Reports on Form 8-K -- On May 17, 1996, the Company filed a report on Form 8-K with respect to its Registration Statement on Form S-3 (No. 33-90982) under the Securities Act of 1933, as amended, to incorporate by reference therein the audited financial statements of Interstate General Company L.P..












(PAGE)67                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   Equus Gaming Company L.P.
                                   -----------------------------------
                                            (Registrant)

                                   By:  Equus Management Company
                                        Managing General Partner

August 14, 1996                    By:  /s/ Donald G. Blakeman
- --------------                          ------------------------------
Date                                    Donald G. Blakeman
                                        President



August 14, 1996                    By:  /s/ Gretchen Gronau
- --------------                          ----------------------
Date                                    Gretchen Gronau
                                        Vice President and
                                        Chief Financial Officer

















(PAGE)68

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  EXHIBIT
- -------                                 -------

10.1           Assignment and Assumption of Employment Agreements dated
               April 22, 1996