Form 10-Q
period 1996-09-30
EQUUS GAMING CO LP
filed 1996-11-14
CIK 928423

(PAGE)1
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER 30, 1996,  OR

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 6,333,617 Class A Units


(PAGE)2
                           EQUUS GAMING COMPANY L.P.
                                   FORM 10 Q

                                     INDEX

                                                                     Page
PART I - FINANCIAL INFORMATION                                      Number

  Item 1 - Financial Statements

     Equus Gaming Company L.P. (the "Company")

        Consolidated Statements of Income (Loss) for the Nine
        Months Ended September 30, 1996 and 1995 (Unaudited)           1

        Consolidated Statements of Income (Loss) for the Three
        Months Ended September 30, 1996 and 1995 (Unaudited)           2

        Consolidated Balance Sheets at September 30, 1996 (Unaudited)
        and December 31, 1995 (Audited)                                3

        Consolidated Statement of Changes in Partners' Deficit
        for the Nine and the Three Months Ended September 30, 1996
        (Unaudited)                                                    5

        Consolidated Statements of Cash Flows for the Nine Months
        Ended September 30, 1996 and 1995  (Unaudited)                 6

        Consolidated Statements of Cash Flows for the Three Months
        Ended September 30, 1996 and 1995  (Unaudited)                 8

        Notes to Consolidated Financial Statements                    10

     El Comandante Operating Company, Inc.:

        Statements of Revenues and Expenses for the Nine Months
        Ended September 30, 1996 and 1995 (Unaudited)                 28

        Statements of Revenues and Expenses for the Three Months
        Ended September 30, 1996 and 1995 (Unaudited)                 29

        Statements of Net Assets (Liabilities) at September 30,
        1996 (Unaudited) and December 31, 1995 (Audited)              30

        Statement of Changes in Net Assets (Liabilities) for the
        Nine and the Three Months Ended September 30, 1996
        (Unaudited)                                                   32

        Statements of Cash Flows for the Nine Months Ended
        September 30, 1996 and 1995  (Unaudited)                      33

        Statements of Cash Flows for the Three Months Ended
        September 30, 1996 and 1995  (Unaudited)                      35
(PAGE)3                    EQUUS GAMING COMPANY L.P.
                                   FORM 10 Q

                                     INDEX
                                                                    Page
                                                                   Number

        Notes to Financial Statements                                 37

     Equus Management Company:

        Balance Sheet at September 30, 1996 (Unaudited)               47

        Notes to Balance Sheet                                        48

  Item 2 -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       50

        The Company's Results of Operations for the Nine Months
        Ended September 30, 1996 and 1995                             51

        The Company's Results of Operations for the Three Months
        Ended September 30, 1996 and 1995                             53

        Liquidity and Capital Resources of the Company                56

        Liquidity and Capital Resources of Housing Development
        Associates S.E.                                               57

        The Company's Proforma Results of Operations for the Nine
        Months Ended September 30, 1996 and 1995                      61


PART II - OTHER INFORMATION

  Item 1 -  Legal Proceedings                                         66

  Item 2 -  Material Modifications of Rights of Registrant's
             Securities                                               66

  Item 3 -  Default upon Senior Securities                            66

  Item 4 -  Submission of Matters to a Vote of Security Holders       66

  Item 5 -  Other Information                                         66

  Item 6 -  Exhibits and Reports on Form 8-K                          66

  Signatures                                                          67





(PAGE)4                    EQUUS GAMING COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)
                                                    1996         1995
                                                 -----------  ----------
REVENUES:
  Rental income from El Comandante Race Track    $10,746,502  $7,658,961
  Cash distribution from Housing Development
     Associates S.E.("HDA")                            -         134,000
  Dominican Republic racing-
     Commissions on wagering                       3,299,481   1,632,204
     Other revenues                                  337,601     256,749
  Television Stations                              1,676,046     733,380
  Gain from sale of 50% interest in
     Television Stations                             581,120       -
  Interest income                                    141,109      53,545
                                                 -----------  ----------
     Total revenues                               16,781,859  10,468,839
                                                 -----------  ----------
EXPENSES:
  Financial                                        6,695,587   5,070,137
  Depreciation                                     1,846,792   1,209,755
  General and administrative                       1,399,427     928,977
  Operating costs of Dominican Republic racing     4,490,492   2,556,676
  Operating costs of Television Stations           1,461,312   1,407,398
                                                 -----------  ----------
     Total expenses                               15,893,610  11,172,943
                                                 -----------  ----------
INCOME (LOSS) BEFORE INCOME TAXES
  AND MINORITY INTERESTS                             888,249    (704,104)

PROVISION (CREDIT) FOR INCOME TAXES:
  Current                                            157,628     221,207
  Deferred                                           461,128     (12,642)
                                                 -----------  ----------
LOSS BEFORE MINORITY INTERESTS                       269,493    (912,669)

MINORITY INTERESTS                                   (91,682)   (411,401)
                                                 -----------  ----------
NET INCOME (LOSS)                                $   361,175  $ (501,268)
                                                 ===========  ==========
ALLOCATION OF NET INCOME (LOSS):
  General Partners                               $     3,612  $  (76,347)
  Limited Partners                                   357,563    (424,921)
                                                 -----------  ----------
                                                 $   361,175  $ (501,268)
                                                 ===========  ==========
NET INCOME (LOSS) PER UNIT                       $      .06   $    (0.07)
                                                 ===========  ==========
WEIGHTED AVERAGE UNITS OUTSTANDING                6,333,617    6,180,408
                                                 ===========  ==========
                  The accompanying notes are an integral part
                       of these consolidated statements.
(PAGE)5                    EQUUS GAMING COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)
                                                    1996         1995
                                                 ----------   ----------
REVENUES:
  Rental income from El Comandante Race Track    $3,327,988   $3,201,827
  Dominican Republic racing-
     Commissions on wagering                      1,038,277      917,031
     Other revenues                                  47,212      171,874
  Television Stations                               510,937      369,994
  Gain from sale of 50% interest in
     Television Stations                            581,120        -
  Interest income                                    60,959       10,518
                                                 ----------   ----------
     Total revenues                               5,566,493    4,671,244
                                                 ----------   ----------
EXPENSES:
  Financial                                       2,257,520    2,251,692
  Depreciation                                      605,885      602,308
  General and administrative                        386,684      365,285
  Operating costs of Dominican Republic racing    1,380,658    1,504,140
  Operating costs of Television Stations            378,064      847,875
                                                 ----------   ----------
     Total expenses                               5,008,811    5,571,300
                                                 ----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES
  AND MINORITY INTERESTS                            557,682     (900,056)

PROVISION (CREDIT) FOR INCOME TAXES:
  Current                                            82,451       50,470
  Deferred                                          193,802      (64,363)
                                                 ----------   ----------
INCOME (LOSS) BEFORE MINORITY INTERESTS             281,429     (886,163)

MINORITY INTERESTS                                  (32,785)    (339,771)
                                                 ----------   ----------
NET INCOME (LOSS)                                $  314,214   $ (546,392)
                                                 ==========   ==========
ALLOCATION OF NET INCOME (LOSS):
  General Partners                               $    3,142   $   (5,464)
  Limited Partners                                  311,072     (540,928)
                                                 ----------   ----------
                                                 $  314,214   $ (546,392)
                                                 ==========   ==========
NET INCOME (LOSS) PER UNIT                       $      .05   $    (0.09)
                                                 ==========   ==========
WEIGHTED AVERAGE UNITS OUTSTANDING                6,333,617    6,333,617
                                                 ==========   ==========

                  The accompanying notes are an integral part
                       of these consolidated statements.

(PAGE)6                    EQUUS GAMING COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                 September 30,  December 31,
                                                    1996            1995
                                                 -----------    ------------
                                                 (Unaudited)      (Audited)

CASH AND CASH EQUIVALENTS                        $ 7,183,103    $   814,292
                                                 -----------    ------------

ASSETS RELATED TO RACE TRACKS:
  Property and equipment-
     Land                                          7,128,858      7,128,858
     Building and improvements                    48,095,964     48,105,723
     Equipment                                     2,623,652      2,389,924
                                                 -----------    ------------
                                                  57,848,474     57,624,505
     Less accumulated depreciation               (11,424,005)    (9,733,479)
                                                 -----------    ------------
                                                  46,424,469     47,891,026
  Receivables from El Comandante
     Operating Company, Inc. ("ECOC")              1,682,772      1,816,310
  Deferred costs-
     Financing                                     4,183,794      4,388,926
     Organizational and other                        383,457        470,286
  Other                                              917,504        580,288
                                                 -----------    ------------
                                                  53,591,996     55,146,836
                                                 -----------    ------------

ASSETS RELATED TO TELEVISION STATIONS:
  TV Licenses                                          -          1,061,290
  Property and equipment                               -          2,413,983
                                                 -----------    ------------
                                                       -          3,475,273
  Less accumulated depreciation and
     amortization                                      -           (137,620)
                                                 -----------    ------------
                                                       -          3,337,653
  Investment in S & E Network Inc.                 1,887,891          -
  Deferred costs                                       -          1,158,668
  Other                                              253,863        365,765
                                                 -----------    ------------
                                                   2,141,754      4,862,086
                                                 -----------    ------------
                                                 $62,916,853    $60,823,214
                                                 ===========    ============




(PAGE)7                    EQUUS GAMING COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS
                                  (continued)
                       LIABILITIES AND PARTNERS' DEFICIT

                                                 September 30,    December 31,
                                                    1996            1995
                                                 -----------    ------------
                                                 (Unaudited)      (Audited)
LIABILITIES RELATED TO RACE TRACKS:
  First Mortgage Notes-
     Principal, net of bond discount of
       $1,680,634 and $1,760,161, respectively   $66,361,366    $66,239,879
     Accrued interest                              2,330,417        332,918
  Minority interest in Galapagos                     255,361        816,216
  Notes payable                                      543,560        523,562
  Accounts payable and accrued liabilities         2,148,226      1,092,765
  Accrued income taxes                               656,425        231,980
                                                 -----------    ------------
                                                  72,295,355     69,237,320
                                                 -----------    ------------

LIABILITIES RELATED TO TELEVISION STATIONS:
  Note payable                                         -          1,365,848
  Obligations under TV Purchase Agreements           420,695        474,661
  Accounts payable and accrued liabilities             -            464,414
                                                 -----------    ------------
                                                     420,695      2,304,923
                                                 -----------    ------------

OTHER LIABILITIES:
  Unsecured partner's loans                          463,831        211,629
  Notes payable and accrued interest                 600,000        566,885
  Accounts payable and accrued liabilities           272,093        226,710
  Minority interest in HDA                           442,566         63,559
                                                 -----------    ------------
                                                   1,778,490      1,068,783
                                                 -----------    ------------

PARTNERS' DEFICIT:
  General Partners                                  (438,374)      (760,803)
  Limited Partners                               (11,139,313)   (11,027,009)
                                                 -----------    ------------
                                                 (11,577,687)   (11,787,812)
                                                 -----------    ------------
                                                 $62,916,853    $60,823,214
                                                 ===========    ============


                  The accompanying notes are an integral part
                     of these consolidated balance sheets.



(PAGE)8                    EQUUS GAMING COMPANY L.P.
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
          FOR THE NINE AND THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                  (Unaudited)


                                       General      Limited
                                       Partners     Partners      Total
                                      -----------  ------------  ------------

BALANCES, December 31, 1995(audited)  $  (760,803) $(11,027,009) $(11,787,812)

  Net income for the period                46,491           470        46,961

  Currency translation
    adjustments                           (99,693)       (1,007)     (100,700)

  Effect of currency
    fluctuations on long-
      term intercompany
        transactions                       65,703           663        66,366

  Cash distributions to
    partners                                -           (65,880)      (65,880)
                                      -----------  ------------  ------------
BALANCES, June 30, 1996                  (748,302)  (11,092,763)  (11,841,065)

  Net income for the period               311,072         3,142       314,214

  Currency translation
    adjustments                            64,558           652        65,210

  Effect of currency
    fluctuations on long-
      term intercompany
        transactions                      (65,702)         (664)      (66,366)

  Cash distributions to
    partners                                -           (49,680)      (49,680)
                                      -----------  ------------  ------------
BALANCES, September 30, 1996             (438,374)  (11,139,313)  (11,577,687)
                                      ===========  ============  ============







                  The accompanying notes are an integral part
                        of this consolidated statement.



(PAGE)9                    EQUUS GAMING COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)
                                                    1996         1995
                                                 -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $   361,175  $  (501,268)
                                                 -----------  -----------
  Adjustments to reconcile net income (loss) to
    net cash provided by operating
    activities-
      Gain from sale of 50% interest in
        Television Stations                         (581,120)       -
      Equity in earnings                              (6,588)       -
      Depreciation                                 1,846,792    1,209,755
      Amortization                                   663,703      466,930
      Deferred income tax provision                  461,128      (12,642)
      Currency translation adjustments               (35,490)       -
      Forgiveness of interest                       (173,754)       -
      (Increase) decrease in assets-
        Rent receivable from ECOC                    (13,169)    (499,730)
        Deferred costs                               (97,596)     104,097
        Other                                       (518,391)    (513,261)
      Increase (decrease) in liabilities-
        Accrued interest                           2,064,202      609,846
        Accounts payable and accrued liabilities   1,014,822     (220,940)
        Accrued income taxes                         (36,683)     134,207
      Minority interests                             (91,682)    (411,401)
                                                 -----------  -----------
        Total adjustments                          4,496,174      866,861
                                                 -----------  -----------
        Net cash provided by operating
          activities                               4,857,349      365,593
                                                 -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (361,468)  (1,731,114)
  Collection of note from ECOC                       128,814    1,000,000
  Effect of deconsolidation of S&E                  (129,948)       -
  Sale of 50% interest in Television Stations
     Proceeds                                      4,000,000        -
     Costs                                          (418,950)       -
  Effect of consolidation of HDA cash accounts         -        3,429,221
                                                 -----------  -----------
        Net cash provided by investing
          activities                               3,218,448      698,107
                                                 -----------  -----------







(PAGE)10                   EQUUS GAMING COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)

                                  (continued)

                                                    1996         1995
                                                 -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of obligations under TV
    Purchase Agreements                              (53,966)    (106,980)
  Loans from minority stockholders                     -          675,000
  Loans from (payments to) general partner, net      252,202     (130,867)
  Loans from financial institutions                  356,168    2,698,000
  Payments on notes payable                       (1,652,019)    (215,091)
  Increase in deferred costs                        (493,811)    (968,784)
  Cash distributions to partners                    (115,560)    (388,345)
                                                 -----------  -----------
        Net cash (used in) provided by
          financing activities                    (1,706,986)   1,562,933
                                                 -----------  -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS          6,368,811     2,626,633

CASH AND CASH EQUIVALENTS, beginning of year         814,292         -
                                                 -----------  ------------
CASH AND CASH EQUIVALENTS, end of period         $ 7,183,103  $  2,626,633
                                                 ===========  ============

SUPPLEMENTAL INFORMATION:
  Interest paid                                  $ 4,237,627  $  4,024,250
  Income taxes paid                                  194,310        87,000

NONCASH TRANSACTIONS:
  Effect of consolidation of HDA's
     non cash accounts                                 -       (19,269,865)
  Step-up in value of assets related to
     race tracks                                       -         5,650,000










                  The accompanying notes are an integral part
                       of these consolidated statements.



(PAGE)11                   EQUUS GAMING COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)
                                                    1996         1995
                                                 -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $   314,214  $  (546,392)
                                                 -----------  -----------
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities-
      Gain from sale of 50% interest in
        Television Stations                         (581,120)       -
      Equity in earnings                              (6,588)       -
      Depreciation                                   605,885      602,308
      Amortization                                   194,457      251,016
      Deferred income tax provision                  193,802      (64,363)
      Currency translation adjustments                (1,156)       -
      Forgiveness of interest                          -            -
      (Increase) decrease in assets-
        Rent receivable from ECOC                   (127,989)    (499,730)
        Deferred costs                              (206,121)   1,051,842
        Other                                       (663,115)    (254,793)
      Increase (decrease) in liabilities-
        Accrued interest                           1,955,060    2,026,079
        Accounts payable and accrued liabilities     586,825     (364,173)
        Accrued income taxes                          82,451       50,471
      Minority interests                             (32,785)    (339,771)
                                                 -----------  -----------
        Total adjustments                          2,039,606    2,458,886
                                                 -----------  -----------
        Net cash provided by operating
          activities                               2,353,820    1,912,494
                                                 -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (212,652)    (742,792)
  Collection of note from ECOC                        77,657   (1,000,000)
  Effect of deconsolidation of S&E                  (129,948)       -
  Sale of 50% interest in Television Stations
     Proceeds                                      4,000,000        -
     Costs                                          (418,950)       -
                                                 -----------  -----------
        Net cash provided by (used in)
          investing activities                     3,316,107   (1,742,792)
                                                 -----------  -----------









(PAGE)12                   EQUUS GAMING COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)

                                  (continued)

                                                    1996         1995
                                                 -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of obligations under TV
    Purchase Agreements                              (21,297)     (71,439)
  Loans from minority stockholders                     -          225,000
  Loans from general partner, net                      3,607        -
  Loans from financial institutions                    -        1,848,000
  Payments on notes payable                       (1,420,601)    (115,091)
  Increase in deferred costs                         576,500     (834,991)
  Cash distributions to partners                     (49,680)     (36,000)
                                                 -----------  -----------
        Net cash (used in) provided by
          financing activities                      (911,471)   1,015,479
                                                 -----------  -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS          4,758,456     1,185,181

CASH AND CASH EQUIVALENTS, beginning of period     2,424,647     1,441,452
                                                 -----------  ------------
CASH AND CASH EQUIVALENTS, end of period         $ 7,183,103  $  2,626,633
                                                 ===========  ============

SUPPLEMENTAL INFORMATION:
  Interest paid                                  $    73,874  $      9,197
  Income taxes paid                                    -             -
















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

     The Company's principal income producing asset is an 82% interest in HDA in which it is a co-managing partner. HDA owns El Comandante Race Track ("El Comandante"), the only licensed thoroughbred racing facility in Puerto Rico, located in a 257 acres of land, which it leases to El Comandante Operating Company, Inc., a Puerto Rico nonstock corporation ("ECOC"). HDA also owns 55% of the capital stock of Galapagos, S.A. ("Galapagos"), a corporation that leases and operates a race track in the Dominican Republic. On August 30, 1996, HDA closed the sale to Paxson Communications of San Juan, Inc. ("Paxson") of a 50% interest in its wholly owned subsidiary, S & E Network Inc. ("S&E"), a Puerto Rico corporation that owns and operates since 1995 three UHF television stations in Puerto Rico (the "Television Stations"). Paxson assumed responsibility for managing the Television Stations after the closing of the sale. On November 12, 1996, HDA entered into an agreement to sell to Paxson its remaining 50% interest in S&E, subject to receiving approval of the Federal Communications Commission ("FCC").

     The Company also owns Virginia Jockey Club, Inc. ("VJC"), an unsuccessful applicant for licenses to own and operate Virginia's first thoroughbred racing and pari-mutuel wagering facility, which is now inactive.

     The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries, HDA and VJC, after
(PAGE)14
eliminating all inter-company transactions. The accounts of HDA and its subsidiaries have been consolidated since March 8, 1995 (see Note 4), Accordingly, the consolidated statement of loss for the nine months ended September 30, 1995 only includes results of operations of HDA and its subsidiaries for the period from March 8 to September 30, 1995. Since HDA's ownership interest in S&E was reduced to 50% on August 30, 1996 and Paxson now manages the Television Stations, commencing September 1, 1996 the accounts of S&E are not consolidated into the financial statements of HDA or the Company.

     HDA had an accumulated deficit of $818,750 at December 31, 1994 which resulted principally from an extraordinary item in 1993 related to financing. HDA is a limited liability partnership and the partners do not have any legal obligation to fund any portion of such deficit. Accordingly, generally accepted accounting principles did not permit the Company to record any minority partners' interest in HDA's accumulated deficit, nor did they permit the recognition of the minority partners' 18% share of HDA's net income until the accumulated deficit was eliminated by earnings. As of September 30, 1995 the accumulated deficit had been eliminated and a minority interest of $22,600 was recorded for the nine months ended September 30, 1995 representing the minority partners' 18% interest in HDA's net income in excess of the December 31, 1994 accumulated deficit of $818,750. For the nine months ended September 30, 1996 a minority interest of $379,000 was recorded representing the minority partners' 18% interest in HDA's net income for the period. A minority interest of $471,000 and $434,000 was also recorded related to the minority stockholders' interest in the net losses of Galapagos for the nine months ended September 30, 1996 and 1995, respectively.

     Net income (loss) per Unit is calculated based on weighted average of Units outstanding since the Distribution on February 6, 1995. Outstanding options and warrants to purchase Units do not have a material dilutive effect on the calculation of earnings per Unit.

     Interim Financial Statements

     The consolidated financial statements as of September 30, 1996 and for the nine and the three month periods ended September 30, 1996 and 1995 are unaudited but include all adjustments (consisting of normal recurring adjustments) which management considers necessary for a fair presentation of the results of operations of the interim periods. The operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year.

     Outstanding Warrants and Options

     In connection with the Distribution, the Company agreed to make available to IGC for no consideration up to 100,000 additional Units for distribution by IGC to a limited number of employees upon the exercise of certain options and appreciation rights, and to Oppenheimer & Co., Inc. upon the exercise of certain warrants. The additional Units available to IGC have "piggyback" registration rights exercisable, at IGC's expense, in the event the Company undertakes a registered offering of Units within three years following the
(PAGE)15
Distribution. The 50,000 Units issuable upon exercise of the Oppenheimer warrants were included in the S-11 Registration Statement filed on April 6, 1995, which has not yet been declared effective.


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

     El Comandante Capital Corp., HDAMC and Private Offering

     In 1993 HDA organized El Comandante Capital Corp. ("ECCC") as a wholly-owned subsidiary to facilitate the issuance and sale of debt securities for the benefit of HDA, with the primary purpose to repay debt incurred in connection with the acquisition of El Comandante. On December 15, 1993, ECCC and HDA, together with HDAMC, completed the sale (the "Private Offering") of 68,000 units, each unit consisting of $1,000 principal amount of ECCC's 11-3/4% First Mortgage Notes due 2003, payment of which is unconditionally guaranteed by HDA (the "First Mortgage Notes") and a warrant to purchase one share of Class A Common Stock of HDAMC (the "Warrants"). ECCC loaned the entire proceeds from the sale of the First Mortgage Notes to HDA and HDAMC contributed the proceeds from the sale of the Warrants to HDA in exchange for the right to receive a 15% interest in HDA, subject to the approval of the Racing Board. The approval was granted on July 21, 1994 and HDAMC was admitted as a partner in HDA with a 15% partnership interest. On March 8, 1995 the Company issued 1,205,245 Units to HDAMC in exchange for a 15% interest in HDA.



(PAGE)16
     S & E Network Inc., Television Stations and Agreements with Paxson

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

     On August 30, 1996 HDA closed the sale to Paxson of a 50% interest in S&E, at which time HDA received $4 million and assumed approximately $1.7 million of S&E debt, payable in monthly installments over six years (see Note
7). Upon closing, Paxson assumed responsibility for managing the Television Stations. HDA funded approximately $1 million in transaction costs in connection with the sale including capital expenditures, employee severance costs and payment of certain liabilities of S&E. The sale was made pursuant to certain agreements effective February 1996 one of which required Paxson to pay fees of $23,333 monthly to S&E and to provide programming (mainly infomercials) and certain other services to S&E until closing. Paxson was also entitled to 50% of S&E's operating cash flow generated during that period. Paxson has also been responsible since February 1996 to make loans to S&E for any cash operating losses; no loans were outstanding at September 30, 1996. Commencing September 1996, HDA is accounting for its investment in S&E under the equity method of accounting.

     On November 12, 1996, HDA entered into an agreement to sell to Paxson its remaining 50% interest in S&E, subject to receiving FCC approval.


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

(PAGE)17
3.  SUMMARY OF ACCOUNTING POLICIES:

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

     In 1996, the Company implemented SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 establishes standards for identifying impairment for long-lived assets and certain identifiable intangibles to be held and used by an entity. Generally, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is assumed to have occurred. An adjustment to reflect this impairment would be recorded to the extent that an asset's market value was less than its carrying value. As of September 30, 1996, no adjustment has been recorded under SFAS No. 121.

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

     Revenues from Television Stations

     Revenues from Television Stations primarily represent income earned by
(PAGE)18
S&E until August 1996 while HDA consolidated the accounts of S&E into its financial statements from (i) contracts for the production and broadcasting of television programs which is recognized when the programs have been completed and delivered, and (ii) advertising income from sale of air time, recognized at the time of broadcast. Revenues from Television Stations included income earned from a contract with ECOC (see Note 11) of $452,000 for the eight months ended August 31, 1996 and of $379,000 for the nine months ended September 30, 1995. During the 1996 period, revenues from Television Stations also included HDA's $7,000 share of S&E's net income for September, recognized under the equity method of accounting for investments.

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

     TV Licenses and Property and Equipment of the Television Stations

     The TV Licenses and land and equipment used in the operation of the Television Stations at December 31, 1995 are stated at cost. Depreciation and amortization of S&E was included in the accompanying consolidated financial statements through August 1996 when HDA sold a 50% interest in S&E and no longer consolidates the accounts of S&E in its financial statements.
Composite depreciation was calculated for the property and equipment acquired under the TV Purchase Agreements. All property and equipment was depreciated using the straight-line method over their estimated useful lives, ranging from 5 to 10 years. The TV Licenses were amortized using the straight-line method over a period of 20 years. Depreciation and amortization commenced July 1, 1995.

     Deferred Costs

     Deferred financing costs are being amortized over the life of the First Mortgage Notes using the interest method for a period of 10 years ending December 15, 2003. Organizational and other costs related to El Comandante
(PAGE)19
are being amortized using the straight-line method over a period of 5 to 15 years that commenced on December 15, 1989. Organizational and other costs related to V Centenario are being amortized using the straight-line method over a period of five years ending May 1, 2000.

     Deferred costs related to Television Stations at December 31, 1995 included a noncompetition agreement entered into in connection with the acquisition of the Television Stations and certain organizational, start-up and other costs which were amortized, using the straight-line method, over a period of 3 to 10 years that commenced July 1, 1995. Deferred costs also included broadcast contract rights for agreements that had been executed by S&E, except for contracts amounting to approximately $208,000 which did not meet certain conditions prescribed in accounting literature for their recognition. Broadcast contract rights were amortized based, in general terms, on the estimated number of times the program could be telecasted. Upon the closing of the sale to Paxson on August 30, 1996, S&E wrote-off approximately $1 million of deferred costs and broadcast contract rights which do not have any future benefit to S&E under Paxson's management of the Television Stations. The write-off has been included in the accompanying consolidated financial statements as a reduction of the gain fron the sale of the 50% interest in the Television Stations.

     Currencies

     HDA consolidates its accounts with Galapagos whose functional currency is Dominican Republic pesos ("RD$"), although United States dollars ("US$") are also a recording currency. US$ are exchanged into RD$ and vice versa through commercial banks and/or the Central Bank of the Dominican Republic. Galapagos remeasures its monetary assets and liabilities recorded in US$ into RD$ using the exchange rate in effect at the balance sheet date (the "current rate") and all other assets and liabilities and capital accounts, at the historical rates. Galapagos then translates its financial statements from RD$ into US$ using the current rate, for all assets and liabilities, and the average exchange rate prevailing during the year for results of operations. Net exchange gains or losses resulting from remeasurement of accounts, together with gains or losses from foreign currency transactions are included in operating costs of Dominican Republic racing. For the nine months ended September 30, 1996 and 1995, a net loss of $36,400 and a net gain of $20,280, respectively, was recognized by Galapagos. Also, the following accumulated net losses from changes in exchange rates are included in the partners' deficit:

                                           September 30,   December 31,
                                           1996            1995
                                           ------------    ------------
   Translation of assets and
     liabilities                           $    128,800    $     26,700
   Unsettled intercompany transactions
     of a long term nature                        -              66,600
                                           ------------    ------------
                                           $    128,800    $     93,300
                                           ============    ============

(PAGE)20
     The exchange rate as of September 30, 1996 and December 31, 1995 was US$1.00 to RD$13.81 and US$1.00 to RD$13.46, respectively and the average exchange rate prevailing during the nine months ended September 30, 1996 was US$1.00 to RD$13.77.

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

     Prior to March 8, 1995, the Company accounted for its investment in HDA under the equity method of accounting. Because HDA is a limited liability partnership, the original partners of HDA only recorded equity in losses of HDA until their investments in HDA were reduced to zero. HDA had an accumulated deficit at the time the partners transferred their interests in HDA to the Company in August 1994. Since the Company received its interest in HDA as capital contributions from related parties whose investments in HDA were zero, the Company did not record any investment in HDA and adopted the same accounting treatment of not recognizing equity in earnings of HDA until HDA's accumulated deficit was eliminated. The Company did, however, recognize revenues of $134,000 in the nine months ended September 30, 1995 from cash distributions that were received from HDA prior to consolidation of HDA's accounts in the Company's financial statements effective March 8, 1995.

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


5.  RECEIVABLES FROM EL COMANDANTE OPERATING COMPANY, INC.:

     Receivables from ECOC as of September 30, 1996 and December 31, 1995 consist of (i) a note receivable and accrued interest of $873,457 and
(PAGE)21
$1,020,164, respectively, and (ii) unpaid rent under the El Comandante Lease of $809,315 and $796,146, respectively. The note accrues interest at 5.75% and is due in monthly installments of $30,309, including interest, over a three year period that commenced May 1, 1996.




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

     ECCC also may redeem up to one-third of the principal amount of the First Mortgage Notes from net proceeds of an equity offering by HDA at any time on or before December 15, 1996 at a redemption price of 110% of the principal amount. ECCC is required to offer to purchase First Mortgage Notes, at face value, to the extent that HDA has accumulated excess cash flow, asset sales
(PAGE)22
with net proceeds in excess of $5 million, or a total taking or casualty, or in the event of a change of control of HDA. If the sale of the remaining 50% interest in S&E is closed, HDA will be required to make an offer within 360 days of the closing to purchase First Mortgage Notes, at par, with net proceeds of the sale to the extent the net proceeds are not invested in a gaming related business within the 360 day period.

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


(PAGE)23
7.  LIABILITIES RELATED TO TELEVISION STATIONS:

     In connection with the sale to Paxson of a 50% interest in S&E, HDA assumed on August 30, 1996 a note payable and the obligations under TV Purchase Agreements.

     The note payable consisted of a $1.4 million loan that was obtained in September 22, 1995 for the financing of equipment of the Television Stations. The note was payable in monthly installments of $23,788, including interest at 10.75%, for a period of 7 years. In September 1996, HDA prepaid the $1,270,700 balance of the note.

     The obligation under TV Purchase Agreements consists of a non-interest bearing debt assumed in connection with the acquisition of the Television Stations, payable in monthly installments of $9,357, including imputed interest at 12%, through October 2001.


8.  OTHER LIABILITIES:

     Notes Payable

     During 1995 the Company borrowed $850,000 from a bank. The loan was payable in quarterly installments of $100,000 commencing May 31, 1995 and the Company assigned to the bank the first $100,000 of quarterly distributions from HDA. As of December 31, 1995 the loan balance was $550,000 and in May 1996 it was increased to $700,000, also payable in quarterly installments of $100,000 commencing August 31, 1996 and a final payment of $200,000 in November 1997. As of September 30, 1996 the loan balance was $600,000. The interest is payable monthly based on the Citibank prime rate plus 2%, which was 10.25% at September 30, 1996 and 10.5% at December 31, 1995.

     Unsecured Partner's Loans

     During 1995 the Company received advances from IGC for principal payments on a bank loan and other purposes, including VJC appeal costs and investigating business opportunities. IGC also provides services to the Company pursuant to the IGC Support Agreement. The outstanding payables to IGC were $442,566 and $211,629 at September 30, 1996 and December 31, 1995, respectively.


9.  LEASE OF EL COMANDANTE:

     El Comandante is operated by ECOC pursuant to the Operating License, a 15-year exclusive franchise ending December 2004 covering the San Juan Region of Puerto Rico, which approximates the northern half of Puerto Rico, as delineated in maps produced by the Puerto Rico Planning Board and Government Development Administration (see Note 2).


(PAGE)24
     The El Comandante Lease with ECOC expires December 14, 2004. The El Comandante Lease provides for payment of rent consisting of 25% ("Basic Rent") of the annual commissions earned by ECOC ("ECOC Commissions"), but in no event less than $7,500,000 ("Minimum Basic Rent") adjusted annually with a base year of 1989 by the percentage increase in the Consumer Price Index ("CPI") for the calendar year over the CPI for the previous calendar year. ECOC Commissions consist of all payments received by ECOC on all monies wagered with respect to horse racing occurring at El Comandante, whether wagered at El Comandante or at other betting facilities in Puerto Rico or any other country. The El Comandante Lease also obligated ECOC to pay additional annual fixed rent ("Fixed Rent") of $150,000 in 1994 and $400,000 in 1995. An amendment to the El Comandante Lease eliminated Fixed Rent effective January 1, 1996.

     The El Comandante Lease also requires ECOC to establish and fund with certain excess cash flow a rent escrow (the "Rent Escrow") until the Rent Escrow equals one half of the Minimum Basic Rent for that year. For purposes of determining the required deposits to the Rent Escrow, excess cash flow means, after ECOC has a cash balance of $700,000 for working capital (excluding restricted cash and payables to winning bettors) all cash flow of ECOC in excess of $300,000 per year, provided that the $300,000 threshold shall be increased by $100,000 for each $1 million by which the Rent Escrow exceeds $3 million. Funds held in the Rent Escrow may be released to make up any difference between rent payments made by ECOC and the rent due and payable under the El Comandante Lease. After deposits into the Rent Escrow, payments of Fixed Rent and donations in accordance with ECOC's certificate of incorporation aggregating $3 million have been made, additional deposits to the Rent Escrow are subordinated to ECOC's obligations to a former owner of ECOC and Interstate General Properties Limited Partnership S.E. ("IGP"), a subsidiary of IGC. As of September 30, 1996, no deposits have been made into the Rent Escrow.

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

     The El Comandante Lease provides for renegotiation of the Basic Rent, Fixed Rent and the Rent Escrow provisions with the results of such renegotiations to be effective on January 1, 1998.
(PAGE)25

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

     As required under the Founders Agreement, ECOC provides executive management services to Galapagos pursuant to a management agreement for the term of the V Centenario Lease ("ECOC Management Agreement"). Fees to ECOC under the ECOC Management Agreement are payable monthly and consist of 1% of wagering on simulcasted races and on V Centenario Wagering, with a maximum
amount of $250,000 annually, adjusted by CPI commencing January 1996.   During
the nine months ended September 30, 1996 and 1995, Galapagos incurred fees of $175,219 and $80,395, respectively. Galapagos also reimburses ECOC for out-of-pocket expenses related to Galapagos.

     Assets and liabilities related to Dominican Republic racing amounted to $2,224,000 and $2,286,000, respectively, as of September 30, 1996 and to $3,125,000 and $2,985,000, respectively, as of December 31, 1995.

(PAGE)26
11.  S&E AND THE TELEVISION STATIONS:

     Pursuant to an agreement with ECOC which was effective January 1995, S&E was producing and broadcasting a four-hour television program for all races run at El Comandante for a maximum of 208 race days per year (the "Television Contract"). The Television Contract was originally for ten years to December 2004 but was replaced by a new agreement effective February 1, 1996 (the "New Contract"). The Television Contract required fixed monthly payments of $56,000 to S&E. S&E was responsible for producing the broadcasts and was entitled to revenues from sales of advertising time. ECOC agreed to pay up to $150,000 for certain improvements to provide facilities at El Comandante for S&E's television studio, production and administration space at no cost to S&E as long as S&E broadcasts the television program for ECOC.
     The New Contract was negotiated in connection with the sale of 50% interest in S&E to Paxson. Pursuant to the New Contract, ECOC purchases a minimum of 910 hours of television time annually from S&E at $725 per hour (minimum annual amount of $659,750), adjusted annually by CPI. If ECOC needs television time after 7:00 PM, the cost per hour is $900, also subject to CPI adjustments. ECOC is now responsible for producing and directing the broadcasts and is entitled to the revenues from its sales of advertising time during the broadcasts of the racing program. The term of the New Contract expires January 31, 2000, but is renewable for successive one year terms at ECOC's option.


12.  MANAGEMENT AGREEMENTS:

     The Company does not have any employees. The Company's activities are presently managed by one of its general partners, EMC, pursuant to the partnership agreement, without compensation. EMC is reimbursed for its independent directors' fees and expenses and reasonable out-of-pocket third party costs incurred in connection with the management of the Company, to the extent that such expenses exceed EMC's share of the Company's cash distributions. IGC provides certain support services to EMC and the Company pursuant to a three-year support agreement effective as of February 6, 1995 ("IGC Support Agreement") and the Company reimburses IGC for expenses incurred in providing such services. Commencing August 1996 two employees of IGC were transferred to EMC and the scope of the services rendered by IGC were reduced; EMC is now providing the administrative services to the Company.

     HDA does not have any employees. HDA's activities were managed by IGP pursuant to a management agreement (the "Management Agreement") until August 1996 when IGP assigned the agreement to EMC. The Management Agreement has a term of 15 years ending December 31, 2004. Management fees, effective December 15, 1993, are $250,000 per annum payable monthly in equal installments, with annual CPI adjustments after 1993.





(PAGE)27
13.  INCOME TAXES:

     Federal Income Taxes

     The Company and HDA have been organized as partnerships, which are not taxable entities for federal income tax purposes and incur no federal income tax liability. Instead, each partner is required to take into account in computing its income tax liability such partner's allocable share of the Company's and HDA's income. VJC and ECCC are corporations subject to federal income tax on their taxable income and a current provision for ECCC income taxes of $4,960 and $4,000 has been provided for the nine months ended September 30, 1996 and 1995, respectively.

     Puerto Rico Income Taxes

     HDA, a partnership organized under the laws of the Commonwealth of Puerto Rico, received a ruling from the Puerto Rico Treasury Department approving its special partnership status effective January 1, 1993. As a special partnership, HDA is not a taxable entity in Puerto Rico. Instead, HDA's partners are taxed on their distributive share of HDA's taxable income. As a result of its investment in HDA, the Company is subject to Puerto Rico income tax as a foreign corporation. As such, it pays Puerto Rico income tax on its Puerto Rico source income, which is its distributable share of HDA's net taxable income. Residents of the United States who are unitholders in the Company are generally entitled to a federal tax credit for their prorata share of Puerto Rico income taxes paid by the Company. Under the Puerto Rico Internal Revenue Code of 1994, effective for taxable years commencing after June 30, 1995, (i) the Company is not considered to be engaged in a Puerto Rico trade or business solely by reason of being a partner in HDA, (ii) the Company's distributive share of HDA's taxable income is taxed at a 29% tax rate and, (iii) distributions by the Company to residents of the United States are not subject to income and withholding taxes. A current provision for income taxes of $152,700 and $217,200 for the nine months ended September 30, 1996 and 1995, respectively, has been provided in the accompanying consolidated financial statements as a result of the Company's tax liability for its distributable share of HDA's net taxable income. The deferred income tax provision for the nine months ended September 30, 1996 and 1995 includes a provision of $480,300 and a credit of $12,642, respectively, related to the difference between the tax basis of the Company's investment in HDA and the amount reported in the financial statements.

     S&E is a corporation organized under the laws of the Commonwealth of Puerto Rico and is subject to Puerto Rico income tax. Since S&E was accumulated net operating losses, no provision for Puerto Rico income tax was recorded.

     Dominican Republic Income Tax

     Galapagos is a Dominican Republic corporation subject to income taxes on taxable income generated in the Dominican Republic. Since Galapagos has accumulated net operating losses, no provision for Dominican Republic income
(PAGE)28
tax has been recorded. However, HDA was subject to withholding taxes in Dominican Republic upon interest collected from Galapagos on its stockholder loans, which loans and interest were eliminated in the accompanying consolidated financial statements. These loans were contributed to the capital of Galapagos and accrued interest forgiven in 1996 before any interest had been collected. The deferred income tax provision for the nine months ended September 30, 1996 includes a credit of $19,161 for the reversal of prior year's taxes on interest that was forgiven.

     Net Operating Losses

     S&E and Galapagos have adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". This standard required S&E and Galapagos to recognize deferred income tax benefits for losses carryforwards and the tax benefits recognized must be reduced by a valuation allowance in certain circumstances. S&E and Galapagos have established a valuation allowance for the total amount of tax benefits related to the net operating loss carryforwards available to offset future taxable income.
14.  RELATED PARTY TRANSACTIONS:

     During the nine months ended September 30, 1996 and 1995, the Company received services from IGC and incurred $110,000 and $150,000, respectively, pursuant to the IGC Support Agreement and incurred costs of $67,700 and $26,600, respectively, for directors' meeting fees and expenses of EMC.
During the period from March 8 to September 30, 1995, HDA paid $5,500 to reimburse HDA's managing partners for directors' meeting fees and expenses and incurred fees of $149,457 pursuant to the Management Agreement with IGP. During the nine months ended September 30, 1996, management fees were $202,830 of which $33,800 were paid to EMC and $169,030 to IGP.

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







(PAGE)29                        September 30, 1996      December 31, 1995
                             ------------------------ ------------------------
                                          Carrying                  Carrying
                             Fair Value   Value       Fair Value    Value
                             -----------  ----------- -----------   ----------

Cash and cash equivalents    $ 7,183,103  $ 7,183,103 $   814,292   $  814,292
Receivables from ECOC-
  Note and accrued interest      920,000      873,457     940,000    1,020,164
First Mortgage Notes          64,600,000   66,361,366  58,000,000   66,239,879
Payable to stockholders            -            -       1,597,916    1,597,916
Notes payable                  1,143,560    1,143,560   2,439,410    2,439,410
Obligations under TV
  Purchase Agreements            420,695      420,695     474,661      474,661


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


16.  UNAUDITED PROFORMA CONSOLIDATED STATEMENTS OF INCOME (LOSS):

     The Company acquired a 67% interest in profits of HDA in August 1994 and increased its interest in profits to 82% on March 8, 1995. The following unaudited proforma consolidated statement of income(loss) for the nine months ended September 30, 1995 is based upon the historical consolidated statement of the Company and VJC, and HDA and subsidiaries, and were prepared as if the acquisition by the Company of its 82% interest in HDA's profits, the elimination of certain approval rights of HDAMC, the Distribution, and the issuance of 1,205,245 Units to HDAMC had all occurred on January 1, 1995. The unaudited proforma consolidated statement is not necessarily indicative of what the actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1995, and does not purport to represent the results of operations for future periods. In Management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.










(PAGE)30
16. UNAUDITED PROFORMA CONSOLIDATED STATEMENTS OF INCOME (LOSS) (continued):

                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                    (In thousands except per unit amounts)
                                  (Unaudited)

                                                    1996         1995
                                                 ----------   ----------
                                                 Historical    Proforma
REVENUES:
  Rental income from El Comandante               $   10,747   $   10,563
  Dominican Republic racing-
     Commissions on wagering                          3,299        1,638
     Other revenues                                     338          262
  Television Stations                                 1,676          900
  Gain from sale of 50% interest in
     Television Stations                                581        -
  Interest income                                       141           76
                                                 ----------   ----------
     Total revenues                                  16,782       13,439
                                                 ----------   ----------
EXPENSES:
  Financial                                           6,696        6,674
  Depreciation                                        1,847        1,544
  General and administrative                          1,400        1,041
  Operating costs of Dominican Republic racing        4,490        2,628
  Operating costs of Television Stations              1,461        1,752
  Other Costs                                         -              131
                                                 ----------   ----------
     Total expenses                                  15,894       13,770
                                                 ----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES AND
  MINORITY INTERESTS                                    888         (331)

PROVISION FOR INCOME TAXES                              619          354

MINORITY INTERESTS                                      (92)        (460)
                                                 ----------   ----------
NET INCOME (LOSS)                                $      361   $     (225)
                                                 ==========   ==========
ALLOCATION OF NET INCOME (LOSS):
  General Partners                               $        4   $       (2)
  Limited Partners                                      357         (223)
                                                 ----------   ----------
                                                 $      361   $     (225)
                                                 ==========   ==========
NET INCOME (LOSS) PER UNIT                       $      .06   $    (0.04)
                                                 ==========   ==========
WEIGHTED AVERAGE UNITS OUTSTANDING                    6,334        6,334
                                                 ==========   ==========

(PAGE)31             EL COMANDANTE OPERATING COMPANY, INC.
                      STATEMENTS OF REVENUES AND EXPENSES
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)
                                                    1996          1995
                                                -----------   -----------
REVENUES:
  Commissions on wagering                       $42,989,361   $41,052,371
  Other                                           2,060,785     1,728,251
                                                -----------   -----------
     Total revenues                              45,050,146    42,780,622
                                                -----------   -----------
EXPENSES:
  Payments to horse owners and horse owners'
     association                                 21,431,724    20,537,085
  Track rent                                     10,746,502    10,563,092
  Salaries, wages and employee benefits           5,291,011     5,135,620
  Operating expenses                              3,942,872     4,301,120
  General and administrative                      1,978,845     2,209,503
  Marketing and satellite transmission costs      1,806,368     1,582,516
                                                -----------   -----------
     Total expenses                              45,197,322    44,328,936
                                                -----------   -----------
LOSS BEFORE INCOME TAXES                           (147,176)   (1,548,314)

CREDIT FOR DEFERRED INCOME TAXES                    (53,182)      (45,450)
                                                -----------   -----------
NET LOSS                                        $   (93,994)  $(1,502,864)
                                                ===========   ===========





















                    The accompanying notes are an integral
                           part of these statements.
(PAGE)32             EL COMANDANTE OPERATING COMPANY, INC.
                      STATEMENTS OF REVENUES AND EXPENSES
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)
                                                    1996          1995
                                                -----------   -----------
REVENUES:
  Commissions on wagering                       $13,315,305   $12,407,310
  Other                                             710,551       528,786
                                                -----------   -----------
     Total revenues                              14,025,856    12,936,096
                                                -----------   -----------
EXPENSES:
  Payments to horse owners and horse owners'
     association                                  6,646,175     6,201,690
  Track rent                                      3,327,988     3,201,827
  Salaries, wages and employee benefits           1,776,654     1,768,352
  Operating expenses                              1,315,179     1,412,600
  General and administrative                        628,010       691,267
  Marketing and satellite transmission costs        614,388       462,291
                                                -----------   -----------
     Total expenses                              14,308,394    13,738,027
                                                -----------   -----------
LOSS BEFORE INCOME TAXES                           (282,538)     (801,931)

CREDIT FOR DEFERRED INCOME TAXES                    (38,312)     (133,022)
                                                -----------   -----------
NET LOSS                                        $  (244,226)  $  (668,909)
                                                ===========   ===========




















                    The accompanying notes are an integral
                           part of these statements.

(PAGE)33             EL COMANDANTE OPERATING COMPANY, INC.

                    STATEMENTS OF NET ASSETS (LIABILITIES)


                                                September 30,December 31,
                                                   1996          1995
                                                -----------  -----------
                                                (Unaudited)    (Audited)

ASSETS:
  CURRENT ASSETS:
    Cash, including restricted cash of
      $984,024 and $903,562, respectively       $ 1,112,883  $ 2,883,447
    Accounts receivable, net                      1,269,742      954,809
    Prepayments and supplies inventory              423,850      291,717
    Notes receivable                                418,112      310,944
                                                -----------  -----------
       Total current assets                       3,224,587    4,440,917
                                                -----------  -----------
  DEFERRED COSTS, net:
    Organizational costs                             30,100       36,355
    Deferred tax asset                              611,319      558,137
    Telecommunication installation costs            205,249      257,829
    Noncompetition agreement                        208,333      395,833
                                                -----------  -----------
      Total deferred costs                        1,055,001    1,248,154
                                                -----------  -----------
  FURNITURE AND EQUIPMENT, net                    3,800,197    3,469,371
                                                -----------  -----------
      Total assets                              $ 8,079,785  $ 9,158,442
                                                -----------  -----------




















(PAGE)34             EL COMANDANTE OPERATING COMPANY, INC.

                    STATEMENTS OF NET ASSETS (LIABILITIES)

                                  (continued)

                                                September 30,December 31,
                                                   1996          1995
                                                -----------  -----------
                                                (Unaudited)    (Audited)

LIABILITIES:
  CURRENT LIABILITIES:
    Current portion of capital lease
      obligations                               $   680,156  $   560,128
    Accounts payable and accrued liabilities      2,441,589    2,911,948
    Outstanding winning tickets and refunds       1,661,069    2,095,794
                                                -----------  -----------
      Total current liabilities                   4,782,814    5,567,870
                                                -----------  -----------
  CAPITAL LEASE OBLIGATIONS                       1,237,797    1,318,962
                                                -----------  -----------
  PAYABLE TO HOUSING DEVELOPMENT
    ASSOCIATES S.E.:
      Rent                                          809,315      796,145
      Note payable and accrued interest             873,457    1,020,164
                                                -----------  -----------
                                                  1,682,772    1,816,310
                                                -----------  -----------
  OTHER LIABILITIES:
    Notes                                         2,450,000    2,450,000
    Accrued interest                                139,998      124,902
                                                -----------  -----------
                                                  2,589,998    2,574,902
                                                -----------  -----------
      Total liabilities                          10,293,381   11,278,044
                                                -----------  -----------
NET ASSETS (LIABILITIES)                        $(2,213,596) $(2,119,602)
                                                ===========  ===========










                  The accompanying notes are an integral part
                             of these statements.

(PAGE)35             EL COMANDANTE OPERATING COMPANY, INC.

               STATEMENT OF CHANGES IN NET ASSETS (LIABILITIES)

          FOR THE NINE AND THE THREE MONTHS ENDED SEPTEMBER 30, 1996

                                  (Unaudited)

                                                   Amount
                                                -------------

BALANCES, December 31, 1995 (audited)           $ (2,119,602)

  Net income for the period                          150,232
                                                -------------
BALANCES, June 30, 1996                           (1,969,370)

  Net loss for the period                           (244,226)
                                                -------------
BALANCES, September 30, 1996                    $ (2,213,596)
                                                =============




























                  The accompanying notes are an integral part
                              of this statement.

(PAGE)36             EL COMANDANTE OPERATING COMPANY, INC.
                           STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)
                                                    1996          1995
                                                 -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $   (93,994)  $(1,502,864)
                                                 -----------   -----------
  Adjustments to reconcile net loss to net
    cash used in operating activities-
      Depreciation and amortization                  690,777       621,586
      Deferred tax credit                            (53,182)      (45,450)
      Provision for bad debts                         75,006       174,998
      (Increase) in current assets-
        Accounts receivable                         (389,939)     (183,712)
        Prepayments and supplies inventory          (132,133)     (239,411)
      Increase (decrease) in current liabilities-
        Accounts payable and accrued liabilities    (470,359)     (417,070)
        Outstanding winning tickets and refunds     (434,725)     (445,041)
        Accrued interest                              (2,798)       20,638
        Rent payable                                  13,170       499,730
                                                 -----------   -----------
           Total adjustments                        (704,183)      (13,732)
                                                 -----------   -----------
           Net cash used in operating activities    (798,177)   (1,516,596)
                                                 -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in notes receivable                      (107,168)      (19,222)
  Capital expenditures                              (227,939)     (334,920)
  Payments of telecommunication installation
    costs                                                (61)      (17,374)
                                                 -----------   -----------
     Net cash used in investing activities          (335,168)     (371,516)
                                                 -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of capital lease obligations             (508,405)     (301,140)
  Payments on notes payable                         (128,814)        -
  Cash contributions                                   -         1,000,000
                                                 -----------   -----------
     Net cash (used in) provided by in
       financing activities                         (637,219)      698,860
                                                 -----------   -----------
NET DECREASE IN CASH                              (1,770,564)   (1,189,252)

CASH, beginning of year                            2,883,447     2,214,801
                                                 -----------   -----------
CASH, end of period                              $ 1,112,883   $ 1,025,549
                                                 ===========   ===========



(PAGE)37             EL COMANDANTE OPERATING COMPANY, INC.
                           STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)

                                  (continued)

                                                    1996          1995
                                                 -----------   ------------

SUPPLEMENTAL INFORMATION:
  Interest paid                                  $   278,039   $    197,862

NONCASH TRANSACTIONS:
  Equipment acquired through capital leases      $   547,269   $    275,976


































                  The accompanying notes are an integral part
                             of these statements.

(PAGE)38             EL COMANDANTE OPERATING COMPANY, INC.
                           STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)
                                                    1996          1995
                                                 -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $  (244,226)  $  (668,909)
                                                 -----------   -----------
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities-
      Depreciation and amortization                  235,381       214,585
      Deferred tax provision (credit)                (38,312)     (133,022)
      Provision for bad debts                         25,002        50,000
      (Increase) decrease in current assets-
        Accounts receivable                           71,899        (6,994)
        Prepayments and supplies inventory           (53,435)     (182,636)
      Increase (decrease) in current liabilities-
        Accounts payable and accrued liabilities     (23,481)     (673,363)
        Outstanding winning tickets and refunds      775,038       201,754
        Accrued interest                               7,042         9,892
        Rent payable                                 127,990       499,730
                                                 -----------   -----------
           Total adjustments                       1,127,124       (20,054)
                                                 -----------   -----------
           Net cash provided by (used in)
             operating activities                    882,898      (688,963)
                                                 -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in notes receivable                         8,834        33,655
  Capital expenditures                               (14,918)      (60,592)
  Payments of telecommunication installation
    costs                                              -            (4,539)
                                                 -----------   -----------
     Net cash used in investing activities            (6,084)      (31,476)
                                                 -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of capital lease obligations             (294,543)      (91,439)
  Payments on notes payable                          (77,657)
  Decrease in organizational costs                     -         1,000,000
                                                 -----------   -----------
     Net cash (used in) provided by financing
       activities                                   (372,200)      908,561
                                                 -----------   -----------
NET INCREASE IN CASH                                 504,614       188,122

CASH, beginning of period                            608,269       837,427
                                                 -----------   -----------
CASH, end of period                              $ 1,112,883   $ 1,025,549
                                                 ===========   ===========

(PAGE)39             EL COMANDANTE OPERATING COMPANY, INC.
                           STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)

                                  (continued)

                                                    1996          1995
                                                 -----------   ------------

SUPPLEMENTAL INFORMATION:
  Interest paid                                  $   164,253   $     81,631

NONCASH TRANSACTIONS:
  Equipment acquired through capital leases      $   148,504   $    184,113


































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

     Interim Financial Statements

     The consolidated financial statements as of September 30, 1996 and for the nine and the three month periods ended September 30, 1996 and 1995 are unaudited but include all adjustments (consisting of normal recurring adjustments) which management considers necessary for a fair presentation of the results of operations of the interim periods. The operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year.



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



(PAGE)41
     Commissions on Wagering

     ECOC earns commissions ("ECOC Commissions") on bets placed on El Comandante's thoroughbred horse races through wagering facilities at El Comandante and wagering facilities located at independently owned off-track betting agencies throughout Puerto Rico, and from wagering on races simulcasted outside Puerto Rico. ECOC offers bettors win and place, daily double, exacta, quiniela and pool wagering. Commissions are based on percentages of wagers established by law and vary for the different types of wagers in Puerto Rico, as follows: 26% of daily double and pool wagers; 20% of exacta and quiniela wagers; and 25% of losing wagers on win and place wagers. ECOC Commissions on wagers in Puerto Rico during the nine months ended September 30, 1996 and 1995 averaged 21.23% and 20.42% , respectively. Commissions on simulcasted races are negotiated with wagering facilities outside Puerto Rico. ECOC Commissions on wagers on simulcasted races during the nine months ended September 30, 1996 and 1995 averaged 6.16% and 6.42%, respectively.

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

     Accounts Receivable

     Accounts receivable include balances from pool agents, simulcasting commissions, fees earned under a management agreement described in Note 4 and other miscellaneous amounts. As of September 30, 1996 and December 31, 1995, reserves for doubtful accounts amounted to $260,129 and $171,735, respectively.

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

     Organizational Costs

     Legal fees and other costs incurred in the reorganization of ECOC into a nonstock corporation were recorded as deferred costs and are amortized on a straight-line basis over a period of five years that commenced on August 1, 1994. Amortization expense for the nine months ended September 30, 1996 and
(PAGE)42
1995 was $6,255 in each period.

     Telecommunication Installation Costs

     These costs are related to the installation of telephone lines by Puerto Rico Telephone Company ("PRTC") and to excise taxes on the off-track telecommunication equipment. The costs are amortized on a straight-line basis over the remaining life of an agreement with PRTC expiring on April 1, 1999. Amortization expense for the nine months ended September 30, 1996 and 1995 was $45,000 in each period.

     Noncompetition Agreement

     These costs are related to a Noncompetition Agreement entered into with the majority owner of Supra and former President of ECOC which prohibits him from investing or participating in horse racing operations anywhere in the Caribbean for a period of three years from August 1, 1994. The amount of $750,000 payable under the agreement was recorded as a deferred cost and is being amortized on a straight-line basis over the noncompete period. Amortization expense for the nine months ended September 30, 1996 and 1995 was $187,500 in each period.

     Furniture and Equipment

     Furniture and equipment is stated at cost and depreciated on a straight-line basis over their estimated useful lives, which range from 5 to 10 years. Major replacements and improvements are capitalized and depreciated over their estimated useful lives.

     Repairs and maintenance are charged to expense when incurred. As of September 30, 1996 and December 31, 1995, furniture and equipment was as follows:

                                           September 30,    December 31,
                                                1996            1995
                                             ----------     -----------
     Furniture                               $  379,938     $   338,314
     Equipment                                4,613,236       3,987,222
     Motor vehicles                             804,907         726,138
                                             ----------     -----------
                                              5,798,081       5,051,674
     Less - Accumulated depreciation          1,997,884       1,582,303
                                             ----------     -----------
                                             $3,800,197     $ 3,469,371
                                             ==========     ===========

     For information with respect to pledged assets, see Note 4.




(PAGE)43
3.  PENSION PLAN:

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



(PAGE)44
     El Comandante Lease

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

     The El Comandante Lease also requires ECOC to establish and fund with certain excess cash flow a rent escrow (the "Rent Escrow") until the Rent Escrow equals one half of the Minimum Basic Rent for that year. For purposes of determining the required deposits to the Rent Escrow, excess cash flow means, after ECOC has a cash balance of $700,000 for working capital (excluding restricted cash and payables to winning bettors), all cash flow of ECOC in excess of $300,000 per year, provided that the $300,000 threshold shall be increased by $100,000 for each $1 million by which the Rent Escrow exceeds $3 million. Funds held in the Rent Escrow may be released to make up any difference between rent payments made by ECOC and the rent due and payable under the El Comandante Lease. After deposits into the Rent Escrow, payments of Fixed Rent and donations in accordance with New ECOC's certificate of incorporation aggregating $3 million have been made, additional deposits to the Rent Escrow are subordinated to the obligations to Supra, Supra's majority owner and Interstate General Properties Limited Partnership S.E. ("IGP"), as discussed below under "Reorganization of ECOC". As of September 30, 1996, no deposits have been made into the Rent Escrow.

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

     The El Comandante Lease provides for renegotiation of the Basic Rent, Fixed Rent and the Rent Escrow provisions with the results of such
(PAGE)45
renegotiation to be effective on January 1, 1998.

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

     The obligations under the Supra Agreements and Noncompetition Agreement are subordinated to ECOC's working capital cash balance of $700,000, excluding restricted cash and payables to winning bettors, and to payments aggregating $3 million for Fixed Rent payable to HDA, deposits into the Rent Escrow and donations of $300,000 per year. Thereafter, until the obligations are paid, Supra and its majority owner will have priority on ECOC's Excess Cash Flow, as defined in the Supra Agreements, after payment of the Basic Rent, provided that ECOC has a working capital cash balance of at least $700,000. No payments of these obligations have been made as of September 30, 1996.

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

     Consulting Agreement

     Pursuant to a consulting agreement between ECOC and IGP executed on
(PAGE)46
December 15, 1993 (the "Consulting Agreement") and as required under the El Comandante Lease, ECOC retained as executive management three racing consultants then employed by IGP. Except for approximately 14% of the salary and related payroll costs of one consultant, ECOC reimburses all of payroll, bonus and fringe benefit costs with respects to the employment of the consultants. On April 22, 1996, IGP assigned its interest in the Consulting Agreement to Equus Management Company ("EMC") and the three racing consultants became employees of EMC. Fees incurred by ECOC pursuant to the Consulting Agreement during the nine months ended September 30, 1996 and 1995 were $539,043 and $530,449, respectively.

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

     Management Services Agreement

     ECOC provides executive management services to Galapagos, S.A. ("Galapagos"), a subsidiary of HDA, pursuant to a management agreement effective September 28, 1994. Fees are the lesser of (i) 1% of amounts wagered on races run at the government owned V Centenario Race Track in the Dominican Republic which is operated by Galapagos, and on El Comandante races simulcasted in the Dominican Republic or (ii) $250,000 annually, adjusted by CPI commencing January 1996. During the nine months ended September 30, 1996 and 1995, ECOC earned fees of $175,219 and $80,395, respectively. Galapagos also reimburses ECOC for out-of-pocket expenses related to the services.

     Television Contracts

     Pursuant to an agreement between a subsidiary of HDA, S & E Network Inc. ("S&E"), and ECOC effective January 1995, S&E was producing and broadcasting a four-hour television program for all races run at El Comandante for a maximum of 208 race days per year (the "Television Contract"). The Television Contract was originally for ten years to December 2004, but was replaced by a new agreement effective February 1, 1996 (the "New Contract"). The Television Contract required fixed monthly payments by ECOC to S&E of $56,000. S&E was
(PAGE)47
entitled to revenues from sales of advertising time. ECOC agreed to pay up to $150,000 for certain improvements to provide facilities at El Comandante for S&E's television studio, production and administration space at no cost to S&E as long as S&E broadcasts the television program for ECOC.

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

     Due during year
     ending September 30,

          1997...........................................$  680,156
          1998...........................................   635,172
          1999...........................................   447,820
          2000...........................................   154,805
                                                         ----------
          Minimum lease payments......................... 1,917,953
          Less  - Current portion........................   680,156
                                                         ----------
                                                         $1,237,797
                                                         ==========

6.  PAYABLE TO HOUSING DEVELOPMENT ASSOCIATES S.E.:

     Payable to HDA as of September 30, 1996 and December 31, 1995 consists of
(i) a note payable and accrued interest of $873,457 and $1,020,164, respectively, and (ii) unpaid rent under the El Comandante Lease. The note accrues interest at 5.75% and is payable in monthly installments of $30,309, including interest, over a three year period that commenced May 1, 1996.




(PAGE)48
7.  OTHER LIABILITIES:

     Other liabilities consist of unsecured notes of $160,000 to IGP and $40,000 to Supra, including accrued interest, and $500,000 of accrued past service costs payable to Supra and Supra's majority owner under the Supra Agreements. They also include $1,750,000 payable to Supra and Supra's majority owner for the purchase of ECOC's stock and for the amount payable under the Noncompetition Agreement. The unsecured notes bear interest at 2.5% over the prime rate, without a stated maturity date. The interest rate at September 30, 1996 and December 31, 1995 was 10.50% and 11%, respectively.



8.  INCOME TAXES:

     As of January 1, 1993, ECOC adopted the provisions of SFAS No. 109, "Accounting for Income Taxes", and recorded a deferred tax asset of $345,000, net of a valuation allowance of $1,055,000. This asset resulted from net operating loss carryforwards ("NOL") which are available to offset future taxable income and expire in various dates through 2001.

     Deferred tax assets of $611,319 and $558,137, net of valuation allowances of $1,342,047 and $1,419,433, were recorded as of September 30, 1996 and December 31, 1995, respectively. These assets arise from the difference between the tax basis of certain liabilities and their reported amounts in the financial statements (which will result in deductible amounts in future years when such liabilities are finally settled) and from the benefits of NOL.

     The deferred credit for income taxes for the nine months ended September 30, 1996 is net of a decrease in the valuation allowance of $77,386 and the deferred credit for income taxes for the nine months ended September 30, 1995 is net of an increase in the valuation allowance of $175,440.

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

(PAGE)49                        September 30, 1996      December 31, 1995
                             ------------------------ ------------------------
                                          Carrying                  Carrying
                             Fair Value   Value       Fair Value    Value
                             -----------  ----------- -----------   ----------

Cash                         $ 1,112,883  $ 1,112,883 $ 2,883,447   $2,883,447
Note receivable                  418,112      418,112     310,944      310,944
Capital lease obligations      1,917,953    1,917,953   1,879,090    1,879,090
Payable to HDA -
  Note and accrued interest      920,000      873,457     940,000    1,020,164
Other liabilities              2,589,998    2,589,998   2,574,902    2,574,902


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





























(PAGE)50                   EQUUS MANAGEMENT COMPANY

                                 BALANCE SHEET

                              SEPTEMBER 30, 1996

                                  (unaudited)


                                    ASSETS

Cash                                                             $111,319

Receivables                                                       278,893

Other                                                               2,164
                                                                ----------
                                                                 $394,376
                                                                ==========


                     LIABILITIES AND STOCKHOLDER'S DEFICIT

Accounts payable and accrued liabilities                         $443,148
                                                                ----------

Stockholder's deficit:
  Common stock, $.01 par value, 100 shares authorized,
    issued and outstanding                                              1
  Additional paid-in capital                                           99
  Distributions to stockholder                                    (29,818)
  Accumulated deficit                                             (19,054)
                                                                ----------
                                                                  (48,772)
                                                                ----------
                                                                 $394,376
                                                                ==========














      The accompanying notes are an integral part of this balance sheet.
(PAGE)51                   EQUUS MANAGEMENT COMPANY

                            NOTES TO BALANCE SHEET
                              SEPTEMBER 30, 1996



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

     Because EMC has a general partnership interest, it accounts for its investment in the Company under the equity method of accounting. Since the investment in the Company has been written down below zero due to EMC's share of the Company's losses and distributions received from the Company, the negative investment account balance is classified as accrued liabilities in the accompanying balance sheet.


3.  OPERATIONS

     EMC has full and exclusive responsibility and authority to manage the business and operations of the Company except as otherwise provided in the partnership agreement of the Company. EMC is reimbursed for its independent director's fees and expenses and reasonable out-of-pocket costs incurred to third parties in connection with the management of the Company and for administrative services that EMC renders to the Company to the extent that such expenses exceed EMC's share in the Company's cash distributions.

     IGC provides certain support services to EMC and the Company pursuant to a three-year support agreement effective as of February 6, 1996 and the Company reimburses IGC for expenses incurred in providing such services. Commencing August 1996 the scope of the service rendered by IGC were reduced when EMC employed two former executives of IGC and EMC is now providing administrative services to the Company. These executives also provide services to a subsidiary of IGC and EMC is reimbursed for these costs.

(PAGE)52
     A subsidiary of IGC provided management services to Housing Development Associates S.E. ("HDA"), an 82% owned subsidiary of the Company, pursuant to a management agreement which was assigned to EMC effective August 1996. The management agreement ends on December 31, 2004 and provides for fees of $250,000 per annum payable monthly in equal installements, with annual CPI adjustments after 1993.

     Until April 1996, a subsidiary of IGC provided three racing consultants as executive management to El Comandante Operating Company, Inc. ("ECOC") which leases El Comandante Race Track from HDA. The consulting services were provided pursuant to a consulting agreement which the IGC subsidiary assigned to EMC in April 1996, at which time the racing consultants became employees of EMC. The consulting agreement requires ECOC to reimburse to EMC all of EMC's payroll costs, fringe benefits and out-of-pocket costs with respect to the racing consultants, except for approximately 14% of the compensation of one of the consultants which is paid by the Company. The ECOC-HDA lease agreement requires ECOC to retain the services of the racing consultants as set forth in the consulting agreement.

































(PAGE)53
PART I -- ITEM 2.

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

     The Company's principal income producing asset is an 82% interest in HDA in which it is a co-managing partner. HDA owns El Comandante Race Track ("El Comandante"), the only licensed thoroughbred racing facility in Puerto Rico, which it leases to El Comandante Operating Company, Inc., a Puerto Rico nonstock corporation ("ECOC"). ECOC operates El Comandante at its expense and pays rent to HDA based upon 25% of ECOC's share of wagering revenues. The lease agreement between ECOC and HDA (the "El Comandante Lease") expires on December 14, 2004. HDA also owns 55% of the capital stock of Galapagos, S.A. ("Galapagos"), a Dominican Republic corporation that leases and since April 29, 1995 operates V Centenario Race Track, a government-owned racing facility in the Dominican Republic ("V Centenario"). On August 30, 1996 HDA closed the sale to Paxson Communications of San Juan, Inc. ("Paxson") of a 50% interest in its wholly owned subsidiary, S & E Network Inc. ("S&E"), a Puerto Rico corporation that owns and operates since 1995 three 3 UHF television stations in Puerto Rico (the "Television Stations"). On November 12, 1996, HDA entered into an agreement to sell to Paxson its remaining 50% interest in S&E, subject to receiving approval of the Federal Communications Commission ("FCC"). If approved, the transaction is expected to close in late 1996 or early 1997.

     The Company also owns 100% of the issued and outstanding stock of Virginia Jockey Club Inc., a Virginia corporation ("VJC"), which applied to the Virginia Racing Commission for licenses to own and operate a thoroughbred horse racing and wagering facility in Virginia. On October 12, 1994, the Virginia Racing Commission awarded the Virginia licenses to an applicant other than VJC. VJC appealed the decision of the Virginia Racing Commission to the Circuit Court of Richmond which affirmed the award to the other applicant and then to the Virginia Court of Appeals which, in April 1996, also affirmed the
(PAGE)54
award. The Company does not intend to file any further appeals and VJC is now an inactive company.

     The Company does not have any employees. IGC provides support services pursuant to a Master Support and Services Agreement ("Support Agreement"). Commencing August 1996 the scope of services rendered by IGC was reduced and EMC now provides administrative support services and is reimbursed by the Company for its costs in excess EMC's share of cash distributions that it receives from the Company.

     Prior to March 8, 1995 generally accepted accounting principles did not permit the Company to consolidate the accounts of HDA in the Company's financial statements because HDAMC had the right to approve any sale or disposition of HDA's assets in excess of $500,000 and the incurrence of any debt in excess of $1 million. On March 8, 1995, HDA's partnership agreement was amended to eliminate these approval rights of HDAMC, and commencing as of that date the accounts of HDA and its consolidated subsidiaries have been consolidated with the Company's accounts.

     This section reflects Management's discussion and analysis of the financial condition and results of operations of (i) the Company and its consolidated subsidiaries, VJC and HDA, as of and for the nine and three month periods ending September 30, 1996 and 1995 (HDA accounts were consolidated with the Company's accounts for the period after March 8, 1995) and (ii) the Company and its consolidated subsidiaries, VJC and HDA, based on proforma statements of income for the nine month periods ended September 30, 1996 (historical) and 1995 (proforma) presented in Note 16 to the consolidated financial statements of the Company.


The Company's Results of Operations

Nine Months Ended September 30, 1996 Compared to the Nine Months Ended September 30, 1995

     The Company did not consolidate the accounts of HDA until March 8, 1995. Accordingly, the Company's historical results of operations for the nine month periods ended September 30, 1996 and 1995 are not readily comparable and the discussion below is limited to a comparison of revenues and expenses of the Company and VJC for these nine month periods. More meaningful comparative information for these nine month periods is included elsewhere in this report in Management's Discussion of the Company's Proforma Results of Operations since that discussion also includes results of operations of HDA for the nine month periods ended September 30, 1996 and 1995.

     Revenues.   With the exception of a cash distribution of $134,000
received from HDA in February 1995 and $2,500 of interest income in 1996, the revenues of the Company in its consolidated statements of income for the nine months ended September 30, 1996 and 1995 are entirely from the consolidation of the accounts of HDA. Because the Company had a zero investment in HDA when the cash distribution of $134,000 was received in February 1995 and since the
(PAGE)55
distribution was received prior to the consolidation of HDA's accounts as of March 8, 1995, the distribution represented revenue to the Company that was not eliminated in the consolidated financial statements.

     Expenses, other than Income Taxes. Substantially all of the expenses, other than income taxes, in the consolidated statements of income of the Company for the nine month periods ended September 30, 1996 and 1995 are HDA expenses from January 1, 1996 to September 30, 1996 and from March 8, 1995 to September 30, 1995.

     Expenses of the Company and its subsidiary VJC during the nine month periods ended September 30, 1996 and 1995, and excluding the expenses of HDA and its subsidiaries, were as follows:

     a.  Interest and amortization of financing costs were $56,000 in the 1996 period and $45,000 in the 1995 period related to a bank loan closed

         March 1995 and renegotiated in May 1996;

     b.  Depreciation of $155,000 in the 1996 period and $117,000 in the 1995 period related to a step-up of $5,650,000 in El Comandante assets.

         The step-up is the value assigned to HDAMC's interest in HDA which was transferred to the Company in March 1995 in exchange for limited partnership Units of the Company;

     c.  General and administrative expenses were $523,000 in the nine months ended September 30, 1996 and $599,000 in the comparable period of

         1995.  The decrease of $76,000 resulted primarily from reductions in

         VJC appeal costs of $69,000, costs of IGC and EMC support services of

         $21,000 and $31,000 in costs of investigating new business opportunities, partially offset by increases in legal, accounting and consulting fees of $45,000 and Directors' fees and expenses of

         $22,000.

     Provision for Income Taxes. The Company is subject to Puerto Rico income tax at a 29% rate on its allocable share of HDA's taxable income and an HDA subsidiary is subject to Federal income taxes. HDA had previously provided for deferred Dominican Republic income taxes on interest accrued on loans to Galapagos. The accrued interest was forgiven in 1996 and a tax credit was
(PAGE)56
recorded for reversal of the deferred tax provision applicable to the forgiven interest. The net provisions for income taxes of $619,000 and $209,000 in the nine month periods ended September 30, 1996 and 1995 were as follows:

                                                      1996           1995
                                                     Period         Period
                                                  ------------   ------------

     Puerto Rico income taxes of the Company
       Current                                    $    153,000   $    216,000
       Deferred                                        480,000        (12,000)
     Dominican Republic income tax credit of HDA       (19,000)          -
     Federal income taxes of HDA subsidiary              5,000          5,000
                                                  ------------   ------------
                                                  $    619,000   $    209,000
                                                  ============   ============
     Minority Interest. Minority partners own 18% of HDA and minority stockholders hold a 45% interest in Galapagos. As explained in Note 1 to the Company's consolidated financial statements, the Company did not recognize the 18% minority partners' share of HDA's net income until such time as the accumulated deficit of HDA at December 31, 1994 was eliminated by earnings of HDA in the nine months ended September 30, 1995. The minority interest in the nine month periods ended September 30, 1996 and 1995 is comprised of the following:


                                              1996             1995
                                             Period           Period
                                          -------------    -------------
     Minority stockholders' share of
       losses of Galapagos                $(    471,000)   $(    483,000)
     Minority partners' share of
       income of HDA after accumulated
       deficit was eliminated by
       HDA's earnings in the 1995 period        379,000           72,000
                                          -------------    -------------
                                          $(     92,000)   $(    411,000)
                                          =============    =============


Three Months Ended September 30, 1996 Compared to the Three Months Ended September 30, 1995

     Revenues.   The revenues of the Company for the three months ended
September 30, 1996 and 1995, except for interest income of $1,500 and $1,000, respectively, are entirely from the consolidation of the accounts of HDA in the Company's financial statements. Revenues increased $895,000 to $5,566,000 in the three months ended September 30, 1996 from $4,671,000 in the comparable period in 1995. The increase resulted primarily from a gain of $581,000 in the 1996 period from the sale of 50% interest in S&E and increases in revenues of $140,000 from the Television Stations and $126,000 from El Comandante
(PAGE)57
rental income.

     Rental income from El Comandante.   Rental income from El Comandante
increased $126,000 to $3,328,000 in the three months ended September 30, 1996 from $3,202,000 in the comparable period of 1995. Rental income in the 1996 quarter was based on 25% of ECOC's commissions of $13,315,000 from El Comandante wagering on 65 racing days, whereas 1995 rental income was based on 25% of ECOC's commissions of $12,407,000 from wagering on 49 racing days, plus fixed rent of $100,000. In February 1996, ECOC commenced racing five days a week by adding Thursday to its previous four-day race week. Although the average daily commissions earned by ECOC declined in the 1996 quarter, the commissions earned on Thursday race days more than offset the decline in average daily commissions.

     Due to a combination of unanticipated regulatory actions and weather emergencies affecting Puerto Rico racing operations and wagering in 1995, ECOC requested, and HDA granted, relief from payment of certain future lease obligations. As a result the El Comandante Lease was amended effective January 1, 1996 to eliminate fixed rent after 1995 and HDA assumed responsibility for paying El Comandante real property taxes due and payable after December 31, 1995.

     Dominican Republic Racing Revenues.   Galapagos began simulcasting El
Comandante races on February 27, 1995 to several sports betting agencies in the Dominican Republic, and earned commissions on wagering on El Comandante races of $310,000 in the three months ended September 30, 1996 and $284,000 in the comparable three months of 1995. Galapagos commenced racing operations at V Centenario in late April 1995 and earned commissions on V Centenario races of $727,000 in the three months ended September 30, 1996 and $633,000 in the comparable three months of 1995.

     Revenues from Television Stations.   In August 1996 HDA closed a sale to
Paxson of a 50% interest in S&E (see "Introduction") and Paxson is now responsible for managing the Television Stations. Paxson and S&E previously entered into a Time Brokerage Agreement which commenced February 1996 and terminated upon the closing of the sale. Pursuant to the terms of this agreement, Paxson paid fees of $23,333 monthly to S&E from February through August 1996, provided programming, including infomercials, and certain other services to S&E and was entitled to 50% of S&E's operating cash flow from February through August 1996.

     Commencing September 1996, the accounts of S&E are not included in HDA's consolidated financial statements since its ownership interest in S&E is now 50% and Paxson manages the operations of S&E and is responsible for making operating loans to S&E, if required. Consequently, commencing September 1996 HDA accounts for its investment in S&E under the equity method and therefore recognizes in its financial statements a 50% share in net income or loss of S&E.

     S&E earned broadcasting fees and advertising revenues of $370,000 in the three months ended September 30, 1995. As a result of the changes in
(PAGE)58
broadcasting and programming formats pursuant to the Time Brokerage Agreement with Paxson which commenced February 1996 and terminated August 1996, S&E increased its revenues to $504,000 for the two months ended August 1996. HDA recognized revenues of $7,000 for its share of September 1996 earnings of S&E.

The revenues included fees of $118,000 in the two months ended August 1996 and $168,000 in the three months ended September 1995 from ECOC for broadcasting a four-hour program for races run at El Comandante and fees from Paxson of $47,000 for July and August 1996 pursuant to the Time Brokerage Agreement.

     Interest Income.   Interest income was $61,000 in the three months ended
September 30, 1996, including interest income of $13,000 on its note receivable from ECOC and $46,000 from short term investments; in the comparable 1995 period interest income was $11,000, including interest of $6,000 on the ECOC note receivable and $4,000 from short-term investments.

     Gain on Sale of 50% Interest in Television Stations. On August 30, 1996 HDA closed the sale of 50% interest in S&E. The sales price was $4 million, and a gain of $581,000 was recorded for this sale in the three months ended September 1996. The costs of this sale included approximately $1.5 million for employee severance payments, costs to cancel certain contracts, write-off of deferred costs not recoverable under the revised broadcasting and programming format, legal, accounting and investment bankers' fees, and consent fees to holders of First Mortgage Notes for approving the transaction.

     Financial Expenses.   Financial expenses in the three months ended
September 30, 1996 increased to $2,258,000 from $2,252,000 in the three months ended September 30, 1995. The principal changes between periods were interest expense in 1996 of $50,000 on capital leases of Galapagos and the Television Stations versus interest expense of $11,000 in the 1995 period for the leases which commenced in September 1995, and a decrease in interest expense of $28,000 on loans from minority stockholders of Galapagos. The stockholders of Galapagos converted their loans to capital in 1996 and forgave accrued interest on their loans. The 1995 three-month period included interest expense of $28,000 on the loans and no interest expense was recorded in the 1996 period.

     Depreciation.   There was no significant change in depreciation which was
$606,000 in the three months ended September 30, 1996 and $602,000 in the comparable three months of 1995.

     General and Administrative Expenses. General and administrative expenses increased to $387,000 in the three months ended September 30, 1996 from $365,000 in the comparable three months of 1995. The increase was caused by El Comandante property taxes of $158,000 in the 1996 period and none in the 1995 period, partially offset by decreases in investor relations expenses of $28,000, VJC appeal costs of $43,000, IGC and EMC support services of $21,000 and costs of $32,000 of investigating new business opportunities.

     Operating Costs of Dominican Republic Racing. A portion of the wagering in the Dominican Republic is set aside and reserved to cover losses from
(PAGE)59
currency fluctuations and for other purposes approved by the Dominican Republic Racing Commission ("Required Reserves"). Commencing April 1996, the Dominican Republic approved the use of Required Reserves for certain marketing costs and $183,000 of such reserves were used in the three months ended September 30, 1996. Operating costs of Dominican Republic racing were $1,381,000 in the three months ended September 30, 1996, net of the $183,000 credit for marketing costs, and $1,504,000 in the three months ended September 30, 1995.

     Operating Costs of Television Stations.   Operating costs of the
Television Stations were $378,000 in the two months ended August 1996 (S&E's accounts were not consolidated after August 1996) and $848,000 in the three months ended September 30, 1995. The change in the broadcasting and programming format which commenced in February 1996 resulted in significant reductions in operating costs. As a result, there was only $6,000 of production and programming costs in the 1996 two-month period, whereas the 1995 three-month period included $450,000 of such costs.

     Provision for Income Taxes.   HDA qualifies as a special partnership
under the Puerto Rico Internal Revenue Code and therefore is not subject to taxation in Puerto Rico at the HDA level. Instead, HDA's partners are taxed on their allocable share of HDA's taxable income. The Company is subject to Puerto Rico taxes at a 29% rate on its share of HDA's taxable income. An HDA subsidiary is subject to federal income taxes. The net provisions (credit) for income taxes in the three month periods ended September 30, 1996 and 1995 were as follows:

                                             1996             1995
                                             Period           Period
                                             ------------     ------------
Puerto Rico income taxes of the Company -
     Current                                 $     81,000     $     47,000
     Deferred                                     194,000          (64,000)
Federal income taxes of HDA subsidiary              1,000            3,000
                                             ------------     ------------
                                             $    276,000     $    (14,000)
                                             ============     ============

     Minority Interest.    Minority partners own 18% of HDA and minority
stockholders hold a 45% interest in Galapagos. The minority interest in the three months ended September 30, 1996 was $33,000, comprised of minority stockholders' $198,000 share of losses of Galapagos, less minority partners' $165,000 share of income of HDA. The minority interest in the three months ended September 30, 1995 was $340,000, comprised of minority partners' $70,000 share of losses of HDA and minority stockholders' $270,000 share of losses of Galapagos.


     Liquidity and Capital Resources of the Company

     This discussion relates solely to the liquidity and capital resources of
(PAGE)60
the Company and VJC. Liquidity and capital resources of HDA and its subsidiaries is discussed below under "Liquidity and Capital Resources of HDA". HDA is forecasting $5.4 million of cash flow in 1996 after distributions to its partners.

     The Company's principal cash needs are income taxes, principal and interest on a bank loan, and general and administrative expenses. The Company's 1996 cash requirement is estimated to be approximately $1.3 million without considering any payments of loans from IGC, a general partner of the Company, which amounted to $212,000 at December 31, 1995 and $464,000 at September 30, 1996.

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

     During the nine months ended September 30, 1996 HDA made cash distributions of $526,000 to the Company related to consolidated net income of HDA for the fourth quarter of 1995 and first six months of 1996. Based on HDA's consolidated net income for the quarter ended September 30, 1996, the Company's share of HDA's Permitted Distributions to be made in the fourth quarter of 1996 is approximately $361,000. These distributions, together with December 31, 1995 cash balances of $56,000, net proceeds of approximately $240,000 from the increase in the bank loan and 1996 loans of $252,000 from IGC are expected to cover the Company's 1996 estimated cash requirements of $1.3 million.

     Management does not anticipate any significant changes in expenses and cash requirements of the Company in 1997, except for income taxes related to the sale of S&E to Paxson and the payment of its debt to IGC which amounted to $464,000 at September 30, 1996 and is not expected to change materially by year-end. As discussed previously, HDA anticipates that it will close the sale to Paxson of its remaining 50% interest in S&E in late 1996 or early 1997. Management expects that the net income of HDA in 1997, including a gain on the sale to Paxson, will be sufficient to permit HDA to distribute approximately $2.5 million to the Company as its 82% share of HDA's cash distributions. Consequently, management expects an improvement in the
(PAGE)61
Company's liquidity in 1997.


Liquidity and Capital Resources of HDA

     HDA's principal source of cash is rental income from the lease of El Comandante to ECOC. El Comandante commissions on wagering in 1995 were approximately $2,800,000 less than commissions in 1994. Also, ECOC incurred higher costs in 1995 related to (i) costs of televising El Comandante races resulting from a new contract effective January 1, 1995, (ii) early retirement of approximately 25 employees under an incentive plan designed to reduce payroll costs prospectively, and (iii) satellite costs for the simulcasting of El Comandante races to the Dominican Republic. As a result of reduced El Comandante commissions and higher operating costs in 1995, ECOC had rent payable to HDA of approximately $1,800,000 at December 31, 1995, including $1,000,000 which was converted into a promissory note. ECOC's business plan is to increase revenue through growth in the core Puerto Rico market, primarily by the increase in number of race days from four to five days a week which commenced February 1, 1996, bring additional OTB agencies on line for simulcasting in the Dominican Republic and expand simulcasting to other Caribbean islands and Latin American countries. As discussed previously, ECOC achieved an increase of $1,937,000 in commission income for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     At the beginning of the year ECOC's management forecasted that the 1996 El Comandante commissions would exceed 1995 commissions by $6 million, which commissions include wagering on races simulcasted to the Dominican Republic, but now forecasts the increase will be approximately $2.3 million. The principal reasons for the forecast of increased El Comandante commissions were
(i) increases in ECOC's race days from four to five days effective February 1, 1996 and (ii) increased simulcasting commissions from OTB agencies in Dominican Republic, with an expected increase in agencies from 163 at the end of 1995 to approximately 360 by the end of 1996. Based on the revised forecast ECOC expects to pay 1996 rent in full and reduce its 1995 debt to HDA by approximately $200,000. The forecast assumed no adverse regulatory changes, continued availability of adequate horses and jockeys, and no significant loss of revenues due to new forms of competing gambling, any unusual number of pick-six jackpot winners or general economic decline.

     ECOC's total revenues for the nine months ended September 30, 1996 were $2,872,000 lower (6%) than forecasted. While 1996 year-to-date wagering commissions increased $1,937,000 over the comparable period of 1995, the 1996 commissions on El Comandante wagers were $2,394,000 below (5.3%) the forecast.

The Puerto Rico racing law was changed whereby OTB agents received 5% of win-place wagers as commissions commencing August 1994 which reduced the pay-out to bettors by the amount paid to agents. The commissions were increased to 5.5% in January 1995 and 6% in July 1995, further reducing the pay-out to bettors. ECOC's management believes that the majority of the variance from budget is caused by the effect on wagering caused by the reduced pay-outs to
(PAGE)62
bettors on win-place wagers and by over estimating the increase in weekly wagering when ECOC increased the number of racing days from four to five days a week in February 1996. ECOC believes that other contributing factors for the variance from the forecast were (1) the effect on wagering on the Pick-Six Jackpot of more frequent Jackpot winners in 1996 which caused the Jackpot pay-outs to bettors to be smaller and (2) an unusually active hurricane season in 1996 which typically affects wagering for a few days before and after threatened or actual storms.

     Wagering in the Dominican Republic on simulcasted El Comandante races has also been less than forecasted which ECOC management attributes to (1) growth of OTB agencies being slower than forecasted and (2) average wagering per OTB agency being less that forecasted as a result of the Presidential elections in the Dominican Republic which impacted economic activity (including wagering) and, as discussed below, declines in wagering on horse races during the U.S. major league baseball season.

     HDA's management continues to forecast significantly improved cash flow and liquidity in 1996 due primarily to 1996 rent payments by ECOC in excess of 1995 payments, net cash flow to HDA of approximately $1.6 million from the Television Stations, as discussed below.

     At the beginning of the year management forecasted Dominican Republic racing operations would generate approximately break-even cash flow in 1996 and consequently result in a significant improvement over 1995 results. The forecasted improved operating results were based primarily on (1) cash which the Dominican Republic government would permit to be made available from Required Reserves to promote racing in the Dominican Republic, including payments of certain existing marketing costs that would otherwise be payable from operating cash flow of Galapagos and (2) increased commissions from the OTB agencies on wagering on V Centenario and El Comandante races due to the planned expansion of the OTB network to 360 agencies in Dominican Republic by December 31, 1996. However, the planned expansion of the OTB network is behind schedule and wagering for the nine months ended September 30, 1996 was less than forecasted. Most OTB agencies in the Dominican Republic accept wagers on a number of sports. Average daily betting in OTB agencies has declined significantly from January through September 1996. Management believes the decline in average daily betting coincided with (1) the uncertainty during the 1996 Presidential election process which had a negative effect on the economy, and (2) a large shift in OTB wagering from horse racing to baseball during the major league baseball season in the U.S. Wagering is expected to improve during the winter and spring months, and to offset the effect on wagering when the U.S. baseball season begins in April 1997 management expects to have more OTB agencies on line through intensified efforts to open new agencies and have other sources of revenue which are being developed by Galapagos.

     The sale of a 50% interest in S&E and the operations of the Television Stations under Paxson's management have had a significant positive effect on HDA's cash flow, resulting in an estimated $1.6 million of cash flow in 1996, in contrast to a cash requirement of $3.9 million in 1995. HDA's estimated
(PAGE)63
net cash flow of $1.6 million in 1996 is comprised of $4 million received from Paxson upon closing of the S&E stock sale, less estimated net investments in S&E of $2.4 million in 1996. HDA's estimated investment of $2.4 million, which is net of HDA's estimated $340,000 share of 1996 operating cash flow of S&E, is primarily for capital improvements, employee severance costs, costs to cancel certain S&E contracts and other transaction costs (including legal, accounting and costs of approvals required from holders of the First Mortgage Notes), and payments of $1,325,000 of the $1.7 million of S&E debt that HDA assumed when the S&E stock sale closed. The balance of the assumed debt is payable in monthly installments over approximately five years; however, HDA management may choose to prepay this debt from 1996 or 1997 cash flow.

     HDA had cash balances of $560,000 at December 31, 1995, and is forecasting a cash balance of $5,960,000 at December 31, 1996, as follows, under the assumption that the pending sale to Paxson of the remaining 50% interest in S&E does not close until 1997:

                                              1996        Actual
                                            Forecast      9-30-96
                                          ------------  ------------
Cash receipts to HDA:
   El Comandante 1996 rent & collections
       of receivables from ECOC           $ 14,750,000  $ 10,862,000
   Sale of 50% interest in S&E               4,000,000     4,000,000
   Interest on investments                     175,000       110,000
                                          ------------  ------------
                                            18,925,000    14,972,000
Cash disbursements by HDA:
    Debt service on First Mortgage
      Notes                               (  7,990,000) (  3,995,000)
    Television Stations
      Net investment in S&E               (  1,060,000) (  1,197,000)
      Payment of S&E debt assumed by HDA ( 1,325,000) ( 1,306,000) Administrative costs and costs of
      registration of the units of Equus  (    800,000) (    685,000)
    El Comandante property taxes and
      capital improvements                (  1,035,000) (    784,000)
    Cash distributions to partners        (  1,084,000) (    642,000)
Contingency reserve                       (    231,000)        -
                                          ------------- -------------
Net cash flow                                5,400,000     6,363,000
Cash balance, December 31, 1995                560,000       560,000
                                          ------------  ------------
Cash balance, end of period               $  5,960,000  $  6,923,000
                                          ============  ============

     In January 1996 ECOC requested and HDA approved a 1996 capital improvement budget of $650,000 for El Comandante, which budget was increased to $880,000 in the second quarter of 1996 for the estimated cost of an additional closed circuit television tower. ECOC's management also asked HDA for additional barns with 100 horse stalls, at an estimated cost of $850,000,
(PAGE)64
which HDA's management expects will be approved in the 1997 budget. Based on the present status of the capital improvement program, ECOC management estimates that cash requirements for the approved capital budget of $880,000 will not exceed $450,000 in 1996 and the balance will be needed in 1997.

     HDA is forecasting a cash balance of approximately $6 million at the end of 1996 and HDA should have excellent liquidity in 1997. The proceeds of the sale to Paxson of the remaining 50% interest in S&E plus cash flow from 1997 operations of HDA are expected to provide an additional $10-11 million to HDA, before distributions to partners. If the sale to Paxson closes, as expected, HDA will be required by the terms of the Indenture for the First Mortgage Notes to use approximately $8 million in 1997 to purchase First Mortgage Notes from noteholders to the extent such funds are not invested in assets to be used in a gaming-related business. Accordingly, HDA believes it will have $8-9 million available in 1997 for cash distributions and other purposes. As previously disclosed the Indenture for the First Mortgage Notes presently limits cash distributions to 48% of the consolidated net income of HDA.

The Company's Proforma Results of Operations

Nine Months Ended September 30, 1996 Compared to the Nine Months Ended September 30, 1995

     As previously disclosed, the Company did not consolidate the accounts of HDA in the Company's historical financial statements until March 8, 1995.
Note 16 to the Company's consolidated financial statements includes proforma consolidated statements of income for the nine months ended September 30, 1996 (historical) and 1995 (proforma) based upon the consolidated statements of income of the Company and VJC, and HDA and its subsidiaries, which were prepared as if the acquisition by the Company of its 82% interest in HDA had occurred on January 1, 1995.

     Revenues.   The Company and VJC did not have any revenues in the nine
months ended September 30, 1996 and 1995, except for minor amounts of interest income. Accordingly, all other revenues in these nine month periods relate to HDA and its subsidiaries. Revenues increased $3,343,000 to $16,782,000 in the nine months ended September 30, 1996 from $13,439,000 in the comparable period in 1995.

     Rental income from El Comandante.   Rental income from El Comandante
increased to $10,747,000 in the nine months ended September 30, 1996 from $10,563,000 in the comparable period of 1995. Rental income in the 1996 period was based on 25% of ECOC's commissions of $42,989,000 from El Comandante wagering on 188 racing days, whereas 1995 rental income was based on 25% of ECOC's commissions of $41,052,000 from wagering on 151 racing days, plus fixed rent of $300,000 (as disclosed previously, fixed rent payments were eliminated effective January 1, 1996). In February 1996, ECOC commenced racing five days a week by adding Thursday to its previous four-day race week.

Although the average daily commissions earned by ECOC declined in the 1996 period, the commissions earned on Thursday race days more than offset the
(PAGE)65
decline in average daily commissions.

     The effect of the additional race day is shown by (1) the comparison of January 1996 and 1995 commissions earned by ECOC before introduction of Thursday racing, and (2) the comparison of February to September 1995 commissions earned before Thursday racing commenced with commissions earned in February to September 1996 after Thursday racing commenced. Whereas the January 1996 commissions were $501,000 less than the January 1995 commissions, the average monthly commissions in February through September 1996 exceeded by $305,000 the average monthly commissions in the comparable months of 1995.

     Dominican Republic Racing Revenues. Galapagos began simulcasting El Comandante races on February 27, 1995 to several sports betting agencies in the Dominican Republic, and earned commissions on wagering on El Comandante races of $1,114,000 in the first nine months of 1996 and $623,000 in the comparable 1995 period. Galapagos commenced racing operations at V Centenario in April 1995 and earned commissions on V Centenario races of $2,185,000 in the nine months ended September 30, 1996 and $1,015,000 in the 1995 period. Galapagos also had revenues of $338,000 in the 1996 period and $262,000 in the 1995 period from Jockey Club and restaurant operations and other miscellaneous sources.

     Revenues from Television Stations.   In August 1996 HDA  closed a sale to
Paxson of a 50% interest in S&E (see "Introduction") and commencing September 1996 Paxson is responsible for managing the Television Stations. Paxson and S&E previously entered into a Time Brokerage Agreement which commenced February 1996 and terminated upon the closing of the sale. Pursuant to the terms of this agreement, Paxson paid fees of $23,333 monthly to S&E, provided programming, including infomercials, and certain other services to S&E and was entitled to 50% of S&E's operating cash flow from February through August 1996.

     As discussed previously, the accounts of S&E were included in HDA's consolidated financial statements through August 1996, and commencing September 1996 HDA recognizes its 50% share of income or losses of S&E. S&E commenced television broadcasting in January 1995 on a test basis until June 26, 1995 and earned broadcasting fees and advertising revenues of $900,000 in the nine months ended September 30, 1995. As a result of the changes in broadcasting and programming formats commencing February 1996 pursuant to Paxson's Time Brokerage Agreement, S&E increased its revenues to $1,669,000 in the eight months ended August 1996. The revenues included fees of $452,000 and $504,000 in the nine months ended September 30, 1996 and 1995, respectively, from ECOC for broadcasting a four-hour program for races run at El Comandante, fees of $163,000 from Paxson in the 1996 period pursuant to the Time Brokerage Agreement and $7,000 recognized by HDA for its share of earnings of S&E for September 1996.

     Gain on Sale of 50% Interest in Television Stations. On August 30, 1996, HDA closed the sale of a 50% interest in S&E. The sales price was $4 million, and a gain of $581,000 was recorded for this sale in the nine months ended September 1996. The costs of this sale included approximately $1.5 million
(PAGE)66
for employee severance payments, costs to cancel certain contracts, write-off of deferred costs not recoverable under the revised broadcasting and programming format, legal, accounting and investment bankers' fees, and consent fees to holders of First Mortgage Notes for approving the transaction.

     Interest Income.   Interest income increased $65,000 to $141,000 in the
nine months ended September 30, 1996 from $76,000 in the comparable 1995 period, caused primarily by increases in interest income of $35,000 on a note receivable from ECOC and $28,000 from short-term investments.

     Financial Expenses.   Financial expenses in the nine months ended
September 30, 1996 increased to $6,696,000 from $6,674,000 in the nine months ended September 30, 1995, summarized as follows:

                                                   1996              1995
                                                -----------      -----------
   Interest on First Mortgage Notes and
     amortization of related financing
     costs                                      $ 6,516,000      $ 6,498,000

   Interest on capital leases of
     Galapagos and S&E (leases commenced
     in third quarter of 1995)                      148,000           11,000

   Interest and financing costs on the
     Company's bank loan                             46,000           39,000

   Interest (interest credit) on Galapagos'
     minority stockholder loans                     (89,000)          59,000

   Other costs                                       75,000           67,000
                                                -----------      -----------
                                                $ 6,696,000      $ 6,674,000
                                                ===========      ===========

   As previously disclosed, the stockholders of Galapagos forgave accrued interest in 1996 on their loans to Galapagos and accordingly the 1996 nine-month period includes a credit of $89,000 for the reversal of interest accrued in 1995 on minority stockholder loans.

   Depreciation.   Depreciation increased $303,000 in the nine months ended
September 30, 1996 to $1,847,000 from $1,544,000 in the comparable nine months of 1995. The increase is attributable to depreciation of $491,000 related to assets of the Television Stations and Galapagos in the 1996 period, compared to 1995 depreciation of $122,000 for Galapagos which commenced operations on April 29, 1995 and $53,000 for the Television Stations. The Television Stations were operated on a test basis from January to June 26, 1995 and depreciation was recognized commencing July 1995.

   General and Administrative Expenses. General and administrative expenses increased $358,000 to $1,399,000 in the nine months ended September 30, 1996
(PAGE)67
from $1,041,000 in the comparable period of 1995. The major changes in expenses are summarized as follows:

                                                  Increase
                                                 (Decrease)
                                                ____________

   El Comandante property taxes of $456,000
     in 1996, and none in 1995                  $    456,000

   Legal, accounting and consulting fees              50,000

   Management fees and admistrative support
     services                                        (35,000)

   VJC appeal costs                                  (70,000)

   Costs of investigating new business
       opportunities                                 (31,000)

   Other, net                                        (12,000)
                                                _____________
                                                $    358,000
                                                =============

   Operating Costs of Dominican Republic Racing. Galapagos began simulcasting El Comandante races on February 27, 1995 and opened V Centenario in April 1995. Costs incurred in connection with these operations were $2,628,000 in the nine months ended September 30, 1995, net of certain costs which were deferred as start-up costs prior to the opening of V Centenario in April 1995, and $4,490,000 while under full operation during the nine months ended September 1996. Certain costs, such as horseowners' 50% share of commissions, ECOC's management fee and fees paid to Autotote for providing the wagering system, are directly related to the amount of wagering or to commissions earned by Galapagos. Such costs accounted for $958,000 of the 1996 increase in costs. The other increases in 1996 costs are largely attributable to the additional months that V Centenario operated in 1996, offset in part by credits of $343,000 for funds released for marketing costs from the Required Reserves.

   Operating Costs of Television Stations. S&E commenced television broadcasting in January 1995 on a test basis which ended June 1995 and incurred operating costs of $1,752,000 during the nine months ended September 30, 1995, net of certain costs which were deferred as start-up costs during the test period. Operating costs in the 1996 period were $1,461,000 for the January to August period when S&E's accounts were consolidated in the Company's financial statements. The 1996 costs include fees of $272,000 to Paxson pursuant to the Time Brokerage Agreement for the seven months from February through August 1996. Costs between periods are not readily comparable because (1) certain costs were deferred during the 1995 test period, (2) the change in the broadcasting and programming format which
(PAGE)68
commenced February 1996 resulted in significant reductions in production and programming costs in 1996 and (3) fees to Paxson of $272,000 are included in the 1996 period.

   Distribution of Units of the Company.   The legal, accounting and other
costs of the Distribution were $131,000 in the nine months ended September 30, 1995. There were no similar costs in the comparable period of 1996.

   Provision for Income Taxes. The Company is subject to Puerto Rico income tax at a 29% rate on its allocable share of HDA's taxable income and an HDA subsidiary is subject to Federal income taxes. HDA had previously provided for deferred Dominican Republic income taxes on accrued interest on loans to Galapagos. The accrued interest was forgiven in 1996 and a tax credit of $19,000 was recorded for reversal of the deferred tax provision applicable to the forgiven interest. The net provision for income taxes of $619,000 and $354,000 in the nine month periods ended September 30, 1996 and 1995 were as follows:

                                                    1996           1995
                                                   Period         Period
                                                ------------   ------------
     Puerto Rico income taxes of the Company -
       Current                                  $    153,000   $    217,000
       Deferred                                      480,000        132,000
     Dominican Republic income tax credit
       of HDA                                        (19,000)          -
     Federal income taxes of HDA subsidiary            5,000          5,000
                                                ------------   ------------
                                                $    619,000   $    354,000
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

     The minority interest of $92,000 and $460,000 in the nine month periods ended September 30, 1996 and 1995, respectively, is comprised of the following:









(PAGE)69                                     1996             1995
                                            Period           Period
                                        -------------    -------------
     Minority stockholders' share of
        losses of Galapagos             $(   471,000)    $(   483,000)
     Minority partners' share of
       income of HDA after accumulated
       deficit was eliminated by HDA's
       earnings in the 1995 period           379,000           23,000
                                        -------------    -------------
                                        $(    92,000)    $(   460,000)
                                        =============    =============








































(PAGE)70
PART II -- OTHER INFORMATION

ITEM 1 - 5

Not applicable.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Securities and Exchange Commission Section 601 of Resolution S-K

          Exhibit
            No.             Descrption of Exhibit           Reference
         ---------       ---------------------------     ---------------
           10.1          Stock Purchase Agreement by
                         and between Housing Development
                         Associates S.E. and Paxson
                         Communications of San Juan, Inc.
                         dated November 12, 1996          File herewith































(PAGE)71
                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Equus Gaming Company L.P.
                                   -----------------------------------
                                            (Registrant)

                                   By:  Equus Management Company
                                        Managing General Partner


November 14, 1996                    By: /s/ Donald G. Blakeman
-----------------                       ------------------------------
Date                                    Donald G. Blakeman
                                        President



November 14, 1996                    By: /s/ Gretchen Gronau
-----------------                       ----------------------
Date                                    Gretchen Gronau
                                        Vice President and
                                        Chief Financial Officer
























(PAGE)72                       INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  EXHIBIT
-------                                 -------

10.1 Stock Purchase Agreement by and between Housing Development Associates S.E. and Paxson Communication of San Juan, Inc. dated November 12, 1996