Form 10-K
period 1996-12-31
EQUUS GAMING CO LP
filed 1997-03-31
CIK 928423

(PAGE)
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 1996         COMMISSION FILE NUMBER 000-25306

                           EQUUS GAMING COMPANY L.P.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Virginia                           54-1719877
     --------------------------------        ----------------------
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

                         222 Smallwood Village Center
                         St. Charles,  Maryland 20602
       ----------------------------------------------------------------
             (Address of Principal Executive Offices and Zip Code)

Registrant's telephone number, including area code:  (301)  843-8600

Securities registered pursuant to Section 12(b) of the Act: Not applicable

Securities registered pursuant to Section 12(g) of the Act:

     TITLE OF EACH CLASS                   NAME OF EXCHANGE ON WHICH
REGISTERED

Class A Units representing assignment        Nasdaq National Market System
beneficial ownership of Class A limited      ("Nasdaq/NMS")
partnership interest and evidenced by
beneficial assignment certificates
("Units")

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 26, 1997, the aggregate market value of 2,561,874 Units held by non-affiliates of the registrant based on the closing price reported on the NASDAQ was $5,123,748.

Documents Incorporated By Reference:  Not Applicable



(PAGE)
                          EQUUS GAMING COMPANY L.P.

                         1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                                                      Page


                                    PART I
Item 1.   Business                                                      1
Item 2.   Properties                                                    7
Item 3.   Legal Proceedings                                             8
Item 4.   Submission of Matters to a Vote of Security Holders           8


                                    PART II
Item 5.   Market for Registrant's Class A Units and Related
          Unitholder Matters                                            9
Item 6.   Selected Financial and Operating Data                         9
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                12
Item 8.   Financial Statements and Supplementary Data                  26
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                       72


                                   PART III
Item 10.  Directors and Executive Officers of the Company and EMC      72
Item 11.  Executive Compensation                                       74
Item 12.  Security Ownership of Certain Unitholders and Management     78
Item 13.  Certain Relationships and Related Transactions               79


                                    PART IV
Item 14.  Exhibits, Financial  Schedules and Reports
          on Form 8-K                                                  82





















(PAGE)
                             PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Equus Gaming Company L.P. (the "Company") is a Virginia limited partnership. The Company is managed by its managing general partner, Equus Management Company ("EMC"), which until December 31, 1996 was a wholly owned subsidiary of the Company's other general partner, Interstate General Company L.P. ("IGC"). Effective December 31, 1996, IGC transferred all of the outstanding shares of EMC to IGC's general partner, Interstate Business Corporation ("IBC"). IGC is a publicly traded limited partnership with its units traded on the American Stock Exchange. The Company is the successor owner of the horse racing and wagering business acquired in 1989 by an IGC subsidiary. On February 6, 1995, IGC distributed to its unitholders Class A Units ("Units") representing assignment of a 99% Class A limited partnership interest in the Company (the "Distribution").

     The Company's principal income producing asset is its 82% interest in Housing Development Associates S.E. ("HDA"). HDA owns El Comandante Race Track ("El Comandante"), the only licensed thoroughbred racing facility in Puerto Rico, which it leases to El Comandante Operating Company, Inc., a Puerto Rico nonstock corporation ("ECOC"). HDA also owns 55% of the capital stock of Galapagos, S.A. ("Galapagos"), a Dominican Republic corporation that leases and since April 29, 1995 operates V Centenario Race Track, a government-owned racing facility in the Dominican Republic ("V Centenario"). In 1994 HDA formed S&E Network Inc. ("S&E"), a Puerto Rico corporation that owns and operates three UHF television stations in Puerto Rico (the "Television Stations"). HDA sold its interest in S&E to Paxson Communications of San Juan, Inc. ("Paxson") in sales closed in August 1996 (50% interest) and January 1997 (50% interest).

     The Company also owns Virginia Jockey Club, Inc. ("VJC"), an unsuccessful applicant for licenses to own and operate Virginia's first thoroughbred racing and pari-mutuel wagering facility (the "Virginia License"). VJC is now inactive.


El Comandante's Pari-Mutuel Wagering

     Live thoroughbred horse racing has been conducted continuously at El
Comandante since 1976 and a predecessor facility since 1957.   ECOC generates
commissions ("El Comandante Commissions") from bets placed on El Comandante's thoroughbred horse races through computerized wagering facilities located at El Comandante and V Centenario, and as of December 31, 1996 at 664 independently-owned off-track betting ("OTB") agencies throughout Puerto Rico and 230 independently-owned OTB agencies in the Dominican Republic. ECOC offers bettors win and place wagers, and exotic wagers that include daily double, exacta, quiniela and Pick 6 wagering. Races are run 52 weeks per year, generally five days per week. From 1993 through February 1996 races were generally run four days per week and prior to 1993 three days per week.


El Comandante Lease

     HDA leased El Comandante to ECOC for a term ending December 14, 2004 (the "El Comandante Lease"). Set forth below are the principal terms of the El Comandante Lease in effect through 1996, and as amended effective January 1,
(PAGE)
1997. The El Comandante Lease provides for either party to ask for renegotiation during the period of July 1 to August 31, 1997 with any renegotiated terms to be effective January 1, 1998.

     Rent. The El Comandante Lease provides for payment of rent consisting of 25% of the annual El Comandante Commissions ("Basic Rent"). Through December 31, 1995, the El Comandante Lease also provided for payment of certain fixed rent ("Fixed Rent") of $150,000 in 1994 and $400,000 in 1995. Due to a
combination of unanticipated regulatory actions and weather emergencies affecting Puerto Rico racing operations and wagering in 1995, ECOC requested relief from payment of certain future rent obligations. As a result the El Comandante Lease was amended effective January 1, 1996 to eliminate Fixed Rent after 1995 and HDA assumed responsibility for paying El Comandante real property taxes due and payable after December 31, 1995, which taxes were formerly considered to be additional rent under the El Comandante Lease. Pursuant to another amendment effective January 1, 1997, HDA agreed to pay, upon ECOC's request, the annual racing license fee.

     Taxes and Maintenance. Pursuant to the El Comandante Lease, ECOC is required to pay all real and personal property taxes, utility and sewer charges, all special and general assessments, and all governmental charges of any nature, ordinary or extraordinary, which may be levied or assessed upon El Comandante, except that HDA assumed responsibility for the real property taxes after December 31, 1995 and the annual racing license fee commencing with the 1997 fee. ECOC also pays all other costs and expenses relating to the ownership, operation, maintenance or use of El Comandante.

     ECOC also operates, repairs, and maintains all the property of HDA that is used in the operation of El Comandante to ensure that it is suitable for a modern, first-class, safe, and clean horse racing facility. The El Comandante Lease requires ECOC to replace personal property when necessary to maintain this standard.

     Capital Improvements. Under the El Comandante Lease, ECOC may not make capital improvements or other additions to El Comandante that would be required to be capitalized under generally accepted accounting principles without the prior written consent of HDA. HDA is required to fund capital improvements that it approves in its sole and unreviewable discretion subject to a determination by HDA that the cost of any capital improvement is reasonable in relation to the benefit to El Comandante and compatible with HDA's future plans for using El Comandante and with HDA's financing capabilities.

Puerto Rico Racing Operations

     ECOC's revenues are derived principally from wagering. ECOC also generates revenues from fees paid by bettors on all OTB wagers except win-place, clubhouse admissions, concessions, the sale of programs, and other non-wagering activities.

     The total amounts wagered are distributed principally as commissions to ECOC and the OTB agents, winning bettors and the Puerto Rico Government.
The largest single item of expense in operating El Comandante consists of payments to individual horse owners and to a horse owners association (the "Owners Association") pursuant to a contract that expires April 1, 1998. The contract requires the Owners' Association to field sufficient horses to conduct racing operations at El Comandante in accordance with the racing program approved by the Racing Board. The prior owner of El Comandante
(PAGE)
maintained similar agreements with the Owners' Association since 1957. The contract obligates ECOC to provide horse stables and related facilities, to make annual lump sum payments to the Owners' Association of $55,000 and to pay 50% of El Comandante Commissions as purse monies.

     In January 1992, ECOC entered into an equipment lease and services agreement with Autotote Systems Inc. ("Autotote") for the computerized tote system installed at El Comandante and related computerized wagering equipment provided to the OTB agencies. Autotote personnel operate and maintain the tote system at El Comandante and maintain the wagering equipment provided to the OTB agencies. Pursuant to the lease and services agreement which expires March 2004, ECOC reimburses Autotote's personal property taxes and pays a fee equal to the greater of $800,800 annually or .65% (.0065) of the pari-mutuel handle. When the on-line wagering system was implemented, the Owners' Association agreed to reimburse ECOC through April 1, 1998 for one-half of the rental fee paid to Autotote by ECOC up to a maximum of $3,461 per race day.

     ECOC, as a means to improve the quality of racing, agreed to provide limited financing to horse owners to purchase horses. ECOC has advised the Owners' Association that its credit to all members of the Owners' Association as a group will not exceed $500,000 and that it will not extend credit in excess of $50,000 to any single owner, nor lend more than 80 percent of the purchase price for any horse.

     Since commencing the on-line wagering system, ECOC has arranged for live broadcasts of all of El Comandante's races via commercial television in Puerto Rico. The telecast permits OTB patrons to monitor odds and handicapping information while placing bets until post time and then to view the live racing action. ECOC currently broadcasts races through an agreement with HDA (See "Television Stations").


ECOC's Operating License

     On December 15, 1989, the Racing Board, at the request of HDA, granted an operating license (the "Operating License") to ECOC. The Operating License provides ECOC with the exclusive right through December 14, 2004, to operate a race track in the San Juan Region (the largest of three regions in Puerto
Rico) which includes the San Juan metropolitan area and over three-fourths of the northern half of the Island; the exclusive right to conduct all types of authorized betting, both at El Comandante and off-track, anywhere in Puerto Rico, based on races held at El Comandante; and the right to hold a minimum of 180 day- or night-race days per year. The racing program for El Comandante is approved annually by the Racing Board. From 1993 through January 31, 1996, races were conducted at El Comandante four days a week, generally on Monday, Wednesday, Friday and Sunday, 52 weeks a year, including most holidays. Since February 1, 1996 races have been conducted five days a week by adding Thursdays to the previous racing schedule.

     The continued validity of the Operating License during its term requires payment by ECOC of an annual license fee, currently $250,000. Pursuant to the Operating License, HDA has an obligation to ensure that ECOC complies with all terms and provisions of the Operating License and applicable laws and regulations.

     Upon its expiration in December 2004, there can be no assurance that a new operating license will be issued to ECOC, HDA, or any other entity operating El Comandante or that a new operating license will be exclusive.
(PAGE)
However, since 1957 ECOC and its predecessor have operated the only thoroughbred racing facility in Puerto Rico.


Dominican Republic Operations

     In September 1994, HDA formed Galapagos and in February 1995 transferred a 45% interest to Dominican Republic resident investors (the "Minority
Stockholders").   Galapagos was selected by the Dominican Republic Racing
Commission to operate the government-owned V Centenario race track pursuant to a ten year lease which commenced April 1995 (the "V Centenario Lease"). The V Centenario Lease also provides Galapagos with the right to develop OTB in the Dominican Republic and the exclusive right to simulcast all horse races, including El Comandante races, into the Dominican Republic. Simulcasting of El Comandante races to the Dominican Republic commenced February 27, 1995 and V Centenario racing operations commenced April 29, 1995.

     At December 31, 1996 there were 230 agencies in the Dominican Republic taking wagers on El Comandante and V Centenario races. Galapagos' business plan anticipates that approximately 375 agencies will be on-line by the end of 1997 with continuing growth to approximately 450 agencies in 1998.

     A company controlled by one of Galapagos' Minority Stockholders has entered into a contract to operate a new electronic lottery in the Dominican Republic (the "Lottery Operator") and Galapagos has agreed to provide the wagering distribution system for the lottery which is scheduled to commence June 1997. Galapagos has executed an agreement to sub-contract substantially all of its responsibilities for the distribution system to Autotote which provides the tote equipment for racing in Puerto Rico and the Dominican Republic. Lottery games will be sold at OTB agencies of Galapagos and at lottery agencies selected by the operator. The lottery agencies will also take Pick 6 pool wagers on Galapagos' live and simulcasted races, thereby expanding Pick 6 pool wagering opportunities at no cost to Galapagos. The introduction of an electronic lottery is expected to have a negative effect on wagers on horse races, but it is anticipated that the Pick 6 pool wagers at the new lottery agencies will offset the effect of the electronic lottery on wagers or racing. The financial arrangements are as follows:

     1. Galapagos' fees for providing the distribution system, net of fees to Autotote, will be 1% of gross lottery sales at lottery agencies and 2% of gross lottery sales at OTB agencies.

     2. Galapagos currently pays for telephone communication costs to each OTB agency. The Lottery Operator will pay Galapagos $100 per month for each OTB agency that sells lottery games as its share of telephone costs.

     3. Galapagos will not have any significant costs for supervision of the lottery distribution system provided by Autotote.


Television Stations

     To ensure the availability of television time for El Comandante racing, HDA formed S&E as a wholly-owned subsidiary and on November 17, 1994 S&E acquired the assets and broadcast licenses of the Television Stations for approximately $2 million. S&E commenced broadcasting on a test basis six hours a day and had the official inauguration of its network, TELENET, in June 1995.

(PAGE)
     Paxson provided programming and certain other services to S&E under a Time Brokerage Agreement from February to August 1996 when Paxson purchased a 50% interest in S&E for $4 million. Paxson then assumed responsibility for managing the television operations. In January 1997 Paxson purchased the other 50% interest in S&E for $7 million.

     Commencing January 1995 S&E produced and broadcasted all El Comandante races, generally 4 hours each race day. At the time that Paxson assumed responsibility for managing the television operations, ECOC and S&E entered into a new agreement (the "S&E-ECOC Agreement") for broadcast time which was effective February 1, 1996. Pursuant to the S&E-ECOC Agreement, ECOC purchases a minimum of 910 hours of television time annually from S&E at $725 per hour (minimum annual amount of $659,750), adjusted annually by CPI. If ECOC needs television time after 7:00 P.M., the cost per hour will be $900, also subject to CPI adjustments. ECOC is responsible for producing and directing the broadcasts and retains the revenues from its sales of advertising time during the broadcasts of the racing program. The term of the S&E-ECOC Agreement expires January 31, 2000, but is renewable for successive one year terms at ECOC's option. The El Comandante television program includes, among other things, presentation of all races, pari-mutuel betting odds and results of pari-mutuel betting.

     At the time of the second sale to Paxson in January 1997, HDA entered into a broadcast agreement (the "HDA-S&E Agreement") with S&E for television time for El Comandante races for the same minimum number of hours and the same rates as the S&E-ECOC Agreement. The HDA-S&E Agreement is non-cancelable by either party for ten years and thereafter can be cancelled by HDA at five year intervals or by S&E upon payment of liquidated damages of $2 million plus CPI from January 1997.

     The S&E-ECOC Agreement will remain in place unless ECOC terminates that agreement and accepts an assignment of the HDA-S&E Agreement. HDA has offered to assign the HDA-S&E Agreement to ECOC for an initial term ending January 31, 2002 with an option to extend for additional five years terms. The proposed rates per hour to be paid by ECOC are $525 the first year and $800 during the next four years, plus CPI. Thereafter the rates would be identical to the rates to be paid by HDA to S&E.

     The ECOC Board of Directors has scheduled a meeting in April 1997 to act upon HDA's offer. IF ECOC does not accept the assignment offer, S&E will continue to broadcast ECOC's racing program under the S&E-ECOC Agreement. If ECOC should terminate the S&E-ECOC Agreement on January 31, 2000 or thereafter as a result of selecting some other television station or finding an alternative way of transmitting its television signal to the public, HDA would be obligated, pursuant to the HDA-S&E Agreement, until January 2007 to purchase the broadcast time from S&E and resell it to other parties. If ECOC does not accept an assignment offer before June 30, 1997, HDA intends to resolve this issue in connection with any renegotiation of the El Comandante Lease (See Item 1 "El Comandante Lease").


Competition

     El Comandante is the only licensed thoroughbred race track operating in Puerto Rico. Until the expiration of the Operating License, no other thoroughbred race track license for the San Juan Region may be issued to any person. Neither the Racing Act nor ECOC's Operating License precludes the Puerto Rico Government from granting a license to a competitor to construct or operate a race track outside of the San Juan Region (either in the Ponce
(PAGE)
Region or the Mayaguez Region). Management is not aware of any pending applications for such a license. In addition, Management believes there are significant practical obstacles to establishing a competing race track in Puerto Rico including the availability of construction financing, the need to establish an OTB network and insufficiency of horses in Puerto Rico to conduct racing operations at two tracks. In addition, pursuant to the Interstate Racing Act of 1978, no entity may simulcast its racing program to Puerto Rico without consent of ECOC.

     ECOC faces competition from other forms of legalized gambling in Puerto Rico. There are 19 licensed casinos in Puerto Rico offering card and dice games, slot machines and other games of chance. The Puerto Rico Government has operated a lottery for more than 50 years and in 1991 commenced an electronic jackpot lottery. In addition, there are numerous cock fighting venues on the Island. ECOC also faces competition from illegal gambling. The Puerto Rico Government may, through legislation, legalize other forms of gambling or grant additional gaming licenses for those forms of gambling already authorized by law.

     Galapagos faces competition from other forms of gambling in the Dominican Republic. The Dominican Republic Government operates a ticket lottery and instant lottery throughout the country, and an electronic lottery is scheduled to commence in June 1997 (see "Item 1 - Dominican Republic Operations").
There are approximately 600 independent sports betting agencies and wagering on baseball is particularly popular. Approximately 195 of the sports betting agencies were being utilized by Galapagos as OTB agencies at December 31, 1996. Wagering on cock fighting is both legal and popular in the Dominican Republic. Casino gaming is permitted at hotels with a minimum of 100 rooms and there are 25 licensed casinos in operation. Galapagos also faces competition from illegal gambling.


Employees

     The Company does not have any employees, but certain officers of EMC, its
managing general partner, also serve as officers of the Company.    The
Company reimburses IGC for costs incurred in rendering administrative, tax and management support services to the Company. IBC provides accounting services to the Company since the third quarter of 1996. See "Item 13 -- Certain Relationships and Related Transactions".

     HDA has designated certain persons employed by EMC as officers, but
otherwise has no employees.   Galapagos had 246 employees at December 31,
1996. Neither company has any agreements with unions and neither has experienced any work stoppage or material labor difficulties.

     Three EMC officers provide executive management to ECOC pursuant to a consulting agreement, and one also provides services to the Company. See
"Item 13 -- ECOC Consulting Agreement".   ECOC had approximately 325 employees
as of December 31, 1996, including four senior management personnel. There were 92 employees working in the mutuel, admissions, parking and closed circuit television departments covered by a collective bargaining agreement between ECOC and the El Comandante Race Track Employees Union which expires August 23, 1998, 103 employees performing building and premises maintenance services covered by a collective bargaining agreement between ECOC and the General Workers Union which expires May 31, 1999, and 44 employees performing security guard services covered by a collective bargaining agreement between ECOC and the Security Guards Union which expires January 23, 1999. ECOC has not experienced any work stoppage or material labor difficulty since it began operating El Comandante in December 1989.
(PAGE)

HDA Financing

     On December 15, 1993, HDA and El Comandante Capital Corp. ("ECCC"), a special purpose finance subsidiary of HDA, together with HDA Management Corporation ("HDAMC"), completed the sale (the "Private Offering") of 68,000 units each consisting of $1,000 principal amount of ECCC's 11.75% First Mortgage Notes due 2003 (the "First Mortgage Notes") and a warrant to purchase one share of Class A Common Stock of HDAMC (the "Warrants"). ECCC loaned the proceeds of the sale of the First Mortgage Notes to HDA and HDAMC contributed the proceeds from the sale of the Warrants to HDA in exchange for a 15% interest in HDA. Following the 1995 Distribution of Units by IGC, HDAMC transferred its 15% interest in HDA to the Company in exchange for 1,205,245 Units. As a result, the Warrants became exercisable to purchase a ratable portion of the Units held by HDAMC, net of Units to be sold by HDAMC to fund payment of HDAMC's income taxes associated with the disposition of Units upon exercise of Warrants.


ITEM 2.  PROPERTIES

     El Comandante and related assets consist of the following:

     a. A 257-acre improved parcel of land located approximately 12 miles east of downtown San Juan in Canovanas, Puerto Rico;

     b. A six-level grandstand and clubhouse with seating for over 10,000, including private boxes for the Racing Board, Racing Administrator, and other officials and horse owners, and a total capacity in excess of 25,000;

     c. Racing facilities, including a one-mile oval racing strip with a seven-furlong chute and a 65-foot wide exercise track;

     d. Food concession services and two glass-enclosed air conditioned dining rooms with a total seating capacity of over 1,400;

     e.   Barn area and related facilities, including 1,595 horse stalls;

     f.   Paved parking area which can accommodate 7,250 vehicles;

     g.   Landscaped infield containing three lakes and a waterfall.

     El Comandante is encumbered by a mortgage securing the First Mortgage Notes and by the El Comandante Lease.

     Galapagos leases V Centenario from the Dominican Republic Government (See "Item 1-- Dominican Republic Racing"). V Centenario consists of the following:

     a. An improved parcel of land located approximately 12 kilometers east of Santo Domingo, Dominican Republic;

     b. Grandstand and clubhouse with seating for over 4,200 and a total capacity in excess of 10,000;

     c. Racing facilities, including a one-mile oval strip with a seven-furlong chute and a 1400 meter exercise track and all necessary racing and groundskeeping equipment;
(PAGE)
     d. Food concession services and an air conditioned dining room with a total seating capacity of 400;

     e. Barn area and related facilities and equipment, including 950 horse stalls;

     d.   Paved parking area which can accommodate 1,100 vehicles.

     Galapagos also owns certain race track and telecommunication equipment used in the operation of V Centenario and the off-track betting system.


ITEM 3.  LEGAL PROCEEDINGS

     Prompted by HDA's then pending sale of S&E, on December 30, 1996 the Racing Board issued an order seeking to impose certain obligations on HDA, ECOC and Paxson in conjunction with the sale, including that (1) in addition to live racing broadcasts, ECOC must rebroadcast races at times of lesser audience, (2) any broadcast agreement for races must be approved by the Racing Board, and (3) HDA, ECOC and Paxson must indemnify third parties for any losses suffered from any discontinuance of racing telecasts and, to secure this indemnity, HDA and ECOC must post a $4 million bond. On January 21, 1997 HDA filed with the Racing Board a motion for reconsideration of the December 30, 1996 order arguing that the Racing Board failed to comply with applicable administrative procedures in issuing the order and that the Racing Board lacked jurisdiction to impose conditions on the S&E sale. In late February, the Owners' Association moved to intervene in the Racing Board proceeding.
The Racing Board held a hearing on both motions on March 4, 1997 and determined to postpone ruling on either motion until another, as yet unscheduled, hearing could be held. Based upon facts available to date, Management and legal counsel believe that none of such actions will have a material adverse effect on ECOC's, HDA's or the Company's financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.





















(PAGE)
                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S CLASS A UNITS AND RELATED UNITHOLDER MATTERS


     The Units, which represent the assignment of beneficial ownership of the Company's Class A limited partnership interests, have been listed and traded on Nasdaq/NMS since February 7, 1995. The following table sets forth, for the periods indicated, the high and low sales prices per Unit as reported by the Nasdaq Stock Market and cash distributions paid to Unitholders during these periods.
                              Cash Distributions    Price Range of Units
                              Total     Per Unit       High       Low
1995 Quarter:
      First                     -             -        $6.00     $4.00
      Second                  $205,135      $0.04       5.50      4.125
      Third                      -            -         4.50      3.25
      Fourth                     -            -         3.75      2.25

1996 Quarter:
      First                     -              -        4.00      3.00
      Second                    -              -        4.125     3.125
      Third                     -              -        3.50      2.50
      Fourth                    -              -        3.00      2.25

      On March 26, 1997, the closing sale price of Units was $2.00 as reported on Nasdaq/NMS.

      As of March 26, 1997, there were 6,333,617 Units outstanding and approximately 304 Unitholders of record. The Company intends to distribute quarterly to its Unitholders the maximum possible amount of cash from operations, consistent with the operational needs of the Company, including debt service. The Company's principal source of cash is distributions related to its 82% interest in HDA. The trust indenture related to the First Mortgage Notes (the "Indenture") limits distributions by HDA to its partners, including the Company, to the higher of (i) 8.4% plus the higher of the then applicable federal personal or corporate income tax rate or (ii) the higher of the then applicable Puerto Rico personal or corporate income tax rate, multiplied by HDA's cumulative consolidated net income ("Tax Distributions"). It allows additional cash distributions, if a certain debt coverage ratio is met, equal to 44.25% of the excess of HDA's cumulative consolidated net income after December 31, 1993 over the cumulative amount of the Tax Distributions.


ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

      The Company was incorporated in 1993 and effective March 8, 1995 it consolidates the accounts of HDA and its subsidiaries in its financial statements. Since the Company's historical results of operations for years 1996, 1995 and 1994 are not readily comparable, Management has presented herein certain data on a proforma basis as if the acquisition by the Company of its 82% interest in HDA's profits and the issuance of 1,205,245 Units to HDAMC had all occurred on January 1, 1994 (see Note 18 to the Company's consolidated financial statements). The historical financial information was derived from the consolidated financial statements of the Company which for the years ended December 31, 1993 through 1996 have been audited by Arthur Andersen LLP, independent public accountants. The proforma financial information is unaudited. This information should be read in conjunction with, and is qualified in its entirety by, the consolidated financial
(PAGE)
statements of the Company and "Management Discussion and Analysis of Financial Conditions and Results of Operations".

                                       For the years ended December 31,
                             -------------------------------------------------
                                        Historical (1)           Proforma (1)
                             --------------------------------- ---------------
                               1996     1995    1994    1993    1995    1994
                             -------- -------  ------- ------- ------- -------
                                  (In thousands, except per Unit amounts)
Statement of Income (Loss):
Revenues:
  Rental income from El
    Comandante Race Track     $14,322 $11,429  $  -    $  -    $14,333 $14,774
  Cash distributions
    from HDA                    -         134      300    -        -      -
  Dominican Republic racing     5,036   3,087     -       -      3,098    -
  Television Stations           1,725   1,344     -       -      1,511    -
  Gain from sale of 50%
    interest in Television
    Stations                      581     -       -       -       -       -
  Interest income                 232      92       55    -        114     840
                             -------- -------  ------- ------- ------- -------
      Total revenues           21,896  16,086      355    -     19,056  15,614
                             -------- -------  ------- ------- ------- -------
Expenses:
  Financial                     9,048   7,398     -       -      9,002   8,616
  Depreciation                  2,508   1,829     -       -      2,163   1,788
  General and administrative    1,807   1,115        1    -      1,227     455
  Operating costs of Dominican
    Republic racing             5,972   4,341     -       -      4,413      42
  Operating costs of
    Television Stations         1,461   2,350     -       -      2,695     237
  Other costs                     -       134    1,761    -        265   2,320
                             -------- -------  ------- ------- ------- -------
      Total expenses           20,796  17,167    1,762    -     19,765  13,458
                             -------- -------  ------- ------- ------- -------
Income (loss) before
  provision for income taxes
  and minority interests        1,100  (1,081)  (1,407)   -      (709)  2,156
Provision for income taxes        400     231       87    -       511   1,035
Minority interests (2)           (127)   (721)    -       -      (770)     (3)
                             -------- -------  ------- ------- ------- -------
Net income (loss)            $    827 $  (591) $(1,494)$  -    $ (450) $1,124
                             ======== =======  ======= ======= ======= =======
Allocation of net income (loss)
  General partners           $      8 $   (77) $(1,494)$  -    $   (4) $   11
  Limited partners                819    (514)    -       -      (446)  1,113
                             -------- -------  ------- ------- ------- -------
                             $    827 $  (591) $(1,494)$  -    $ (450) $1,124
                             ======== =======  ======= ======= ======= =======
Net income (loss) per
  Unit (3)                   $    .13 $  (.08)    -       -    $ (.07) $  .18
                             ======== =======  ======= ======= ======= =======

Weighted average Units
  outstanding (3)               6,334   6,223     -       -      6,334   6,334
                             ======== ======== ======= ======= ======= =======

(PAGE)
                                          December 31,
                             --------------------------------------
                               1996      1995      1994     1993
                             --------  --------  --------  -------
Balance Sheet Data:

Cash and cash equivalents       4,268      814      -         -
Race Tracks property and
  equipment (4)                45,956    47,891     -         -
Receivables from ECOC           2,780     1,816     -         -
Investment in S&E (5)           2,223     4,862     -         -
Total assets                   60,586    60,823     -         800
First Mortgage Notes and
  accrued interest             66,737    66,573     -         -
Unsecured partner's loans         415       212      131      654
Notes payable                   1,077     2,457     -         -
Total liabilities              71,775    72,611      524      800
Partner's deficit             (11,189)  (11,788)    (524)     -
-----------------------------------------------------------------------------

(1) The accounts of HDA and its subsidiaries have been consolidated in the historical statements of income (loss) as of and for the periods after March 8, 1995 and in the proforma statements of income (loss) commencing on January 1, 1994.

(2) Includes HDA's minority interest in losses of Galapagos and the Company's minority interest in HDA's net income, except that in 1995 generally accepted accounting principles limited the amount recognized as the Company's minority interest in HDA (see Note 1 to the Company's consolidated financial statements).

(3) Net income (loss) per Unit in the historical statements of income (loss) is calculated based on weighted average of Units outstanding since the Distribution on February 6, 1995. Net income (loss) in the proforma statements of income (loss) and weigthed average of Units outstanding are calculated as if all the outstanding Units of the Company had been issued as of January 1, 1994. Outstanding options and Warrants to purchase Units do not have a material dilutive effect on the calculation of per Unit amounts.

(4) Includes a step-up of $5,650,000, resulting from the issuance of Units by the Company for a 15% interest in HDA, net of accumulated depreciation in 1996 of $376,140 and in 1995 of $169,000, attributable to the step-up amount.

(5) In 1995 this amount consisted of TV Licenses, property and equipment and other assets of the Television Stations owned by S&E. The accounts of S&E were not consolidated at December 31, 1996.













(PAGE)
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview of the Company's Operations

     The Company's principal income producing asset is an 82% interest in HDA in which it is a co-managing partner. HDA owns El Comandante, the only licensed thoroughbred racing facility in Puerto Rico, which it leases to ECOC, and 55% of the capital stock of Galapagos, which leases and operates a race track in the Dominican Republic.

     HDA formed S&E in November 1994 to own and operate the Television Stations, sold a 50% interest in S&E to Paxson in August 1996 and sold the remaining 50% to Paxson in January 1997. The Company also owns all of the outstanding stock of VJC, an inactive company and a former applicant for licenses to own and operate a thoroughbred racing and wagering facility in Virginia. See Item 1--"Introduction".

Overview of HDA's Operations

     Substantially all of HDA's revenues through 1994 were derived from rent paid by ECOC pursuant to the El Comandante Lease (see Note 9 to the consolidated financial statements of the Company and "Item 1 -- El Comandante Lease"). Commencing in 1995, HDA began to generate revenues from the Dominican Republic racing operations of Galapagos, principally consisting of commissions on wagering for races held at V Centenario and El Comandante
simulcasted races, and from television operations of S&E.   HDA revenues in
1996 also reflect the sale of a 50% interest in S&E.

     ECOC had significant growth in revenues from 1991 through 1994 which resulted largely from the conversion, commencing in November 1991 and completed in 1993, of over 570 OTB agencies to an on-line computerized wagering system, the increase in OTB agencies to 636 at December 31, 1994 and the television broadcasting of all of its races. Until November 1991, ECOC televised only Sunday races. With the automation of the OTB agencies, ECOC began televising all of its races throughout Puerto Rico via commercial
television.   A total of 664 agencies were on-line at December 31, 1996 and applications for 52 additional agencies are in various stages of processing.

     At the same time that it was automating the OTB agencies, ECOC expanded its betting program to offer one additional daily double wager and four
additional exacta wagers, and in 1994 added another daily double wager.   The
OTB agencies are able to participate in the expanded betting program, including win-place bets which could not be made at agencies prior to automation. In August 1990 ECOC introduced a jackpot pool ("Pool Pote") which is paid out only in the event a single bettor wins the regular pick-six pool. Four percent of the regular daily pool pay-out is added to the Pool Pote if no single bettor wins. Whenever the Pool Pote reaches $1.5 million (as it did in July 1994), the regulations of the Racing Board require $500,000 to be paid out as part of the regular pick-six pool wager on the next Sunday or holiday following the date the Pool Pote reaches $1.5 million. ECOC has asked the Puerto Rico Racing Board ("Racing Board") to permit two new wagers in 1997, a trifecta and a Pick-3 pool wager. The Racing Board has not yet responded to ECOC's request.

     The automation of OTB agencies, the expanded betting program, the Pool Pote, and the daily broadcasting of races resulted in substantial increases in wagering from $128 million in 1992 to $288 million in 1994 as betting
(PAGE)
opportunities became more attractive and more convenient to wagering patrons. Wagering decreased to $274 million in 1995 and remained at the same level in 1996.

     ECOC's Management attributed the 1995 decrease to (i) regulatory changes in OTB agents' commissions and (ii) more frequent, and therefore lower, payouts in 1995 on El Comandante's pick six jackpot wager which caused bettors to shift to other wagers for which ECOC receives lower commissions.

     In February 1996 ECOC increased its race days from four to five days a week and at the same time reduced the number of races per day, resulting in an increase to approximately 36 races per week from approximately 32 races per week. The average daily wagering handle decreased, as expected, but the extra day compensated for the decrease. The extra race day per week provides an extra Pick-6 pool wager each week; this wager is favored by bettors and provides a higher commission to ECOC than other wagers. Consequently the mix of wagers in 1996 improved ECOC's percentage of the total wagers it received as commissions. As a result ECOC increased its commissions by $1.5 million in 1996 with no significant increase in handle.

     ECOC management is forecasting a modest $7 million increase in 1997 handle of which $2.6 million is from El Comandante live racing and $4.4 million from simulcasted races to the Dominican Republic. The forecasted increase in live racing handle is based on an expected approval in 1997 of two new bets, the trifecta and Pick-3 pool bet. The increase in simulcasting handle is expected from wagering at additional OTB agencies to be developed by Galapagos in the Dominican Republic.


Basis of Presentation

     The Company was restructured as a limited partnership on August 2, 1994 and acquired a 67% profits interest in HDA. On March 8, 1995, the Company acquired an additional 15% profits interest in HDA. Prior to March 8, 1995, the Company accounted for its investment in HDA under the equity method of accounting. Because HDA is a limited liability partnership, the original partners of HDA only recorded equity in losses of HDA until their investments in HDA were reduced to zero. HDA had an accumulated deficit at the time the partners transferred their interests in HDA to the Company in August 1994. Since the Company received its interest in HDA as capital contributions from related parties whose investments in HDA were zero, the Company did not record any investment in HDA and adopted the same accounting treatment of not recognizing equity in earnings of HDA until HDA's accumulated deficit was eliminated.

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

     Since the Company did not consolidate the accounts of HDA until March 8, 1995, the Company's historical results of operations for 1996, 1995 and 1994 are not readily comparable. Accordingly, management has presented in Item 6 - Selected Financial and Operating Data and in Note 18 to the Company's
(PAGE)
financial statements the historical audited consolidated statements of income for the year ended December 31, 1996 and unaudited proforma consolidated statements of income (loss) for the years ended December 31, 1995 and 1994.

     This section reflects Management's discussion and analysis of the financial condition and results of operations of (i) the Company and its consolidated subsidiaries, on a proforma basis, based on statements of income for the year ended December 31, 1996 (historical) and the years ended December 31, 1995 and 1994 (proforma), and (ii) the Company and its consolidated subsidiaries, as of and for each of the three years ended December 31, 1996 which exclude the accounts of HDA and its subsidiaries prior to March 8, 1995.

The unaudited proforma consolidated statements of income (loss) for the years ended December 31, 1995 and 1994 are not necessarily indicative of what the actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1994, and does not purport to represent the results of operations for future periods.


The Company's Proforma Results of Operations

1996 Historical Compared to 1995 Proforma

     Revenues.   The Company and VJC did not have any revenues in the year
ended December 31, 1996 and 1995, except for minor amounts of interest income.

Accordingly, all other revenues in these years relate to HDA and its subsidiaries. Revenues increased $2,840,000 to $21,896,000 in 1996 from $19,056,000 in 1995.

     Rental Income from El Comandante. Rental income from El Comandante was $14,322,000 in 1996 and $14,333,000 in 1995. Rental income in 1996 was based on 25% of ECOC's commissions of $57,286,000 from El Comandante wagering on 256 racing days, whereas 1995 rental income was based on 25% of ECOC's commissions of $55,731,000 from wagering on 207 racing days, plus fixed rent of $400,000 (as disclosed previously, fixed rent payments were eliminated effective January 1, 1996). In February 1996, ECOC commenced racing five days a week by adding Thursday to its previous four-day race week. Although the average daily commissions earned by ECOC declined in the 1996 period, the commissions earned on Thursday race days more than offset the decline in average daily commissions.

     The effect of the additional race day is shown by (1) the comparison of January 1996 and 1995 commissions earned by ECOC before introduction of Thursday racing, and (2) the comparison of February - December, 1995 commissions earned before Thursday racing commenced with commissions earned February - December 1996 after Thursday racing commenced. Whereas the January 1996 commissions were $501,000 less than the January 1995 commissions, the average monthly commissions for the balance of 1996 exceeded by $187,000 the average monthly commissions in the comparable months of 1995.

     Dominican Republic Racing Revenues. Galapagos began simulcasting El Comandante races on February 27, 1995 to several sports betting agencies in the Dominican Republic, and earned commissions on wagering on El Comandante races of $1,480,000 in 1996 and $1,008,000 in 1995. Galapagos commenced racing operations at V Centenario in April 1995 and earned commissions on V Centenario races of $3,033,000 in 1996 and $1,717,000 in 1995.

(PAGE)
     The increase in commissions is attributable to (1) full year of racing in 1996 versus partial year in 1995 and (2) growth in the number OTB agencies -- 53 agencies when V Centenario opened in April 1995, 163 at December 31, 1995 and 230 at December 31, 1996.

     Galapagos also had revenues of $523,000 in 1996 and $373,000 in 1995 from Jockey Club and restaurant operations and other miscellaneous sources.

     Revenues from Television Stations.   In August 1996 HDA closed a sale to
Paxson of a 50% interest in S&E (see Item 1 - "Introduction") and commencing September 1996 Paxson assumed responsibility for managing the Television Stations. Paxson and S&E previously entered into a Time Brokerage Agreement which commenced February 1996 and terminated upon the closing of the sale. Pursuant to the terms of this agreement, Paxson paid fees of $23,333 monthly to S&E, provided programming, including infomercials, and certain other services to S&E and was entitled to 50% of S&E's operating cash flow from February through August 1996.

     The accounts of S&E were included in HDA's consolidated financial statements through August 1996, and commencing September 1996 HDA recognized its 50% equity interest in the operations of S&E. S&E commenced television broadcasting in January 1995 on a test basis until June 26, 1995 and earned
broadcasting fees and advertising revenues of $1,511,000 in 1995.   The 1996
revenues were $1,725,000 which included revenues of $1,669,000 from S&E's operations in the eight months ended August 1996 and $56,000 representing HDA's 50% share of S&E's net income for the four months ended December 31, 1996. The revenues between years are not readily comparable since (1) S&E commenced operations in 1995, (2) the broadcasting and programming format was changed in February 1996 when Paxson began providing infomercials and other services to S&E, and (3) for the period of September to December 1996 the revenues only included the Company's 50% share of S&E's net income.

     Gain on Sale of 50% Interest in Television Stations. On August 30, 1996, HDA closed the sale of a 50% interest in S&E. The sales price was $4 million, and a gain of $581,000 was recorded in 1996 for this sale. The costs of this sale included approximately $1.5 million for employee severance payments, costs to cancel certain contracts, write-off of deferred costs not recoverable under the revised broadcasting and programming format, legal, accounting and investment bankers' fees, and fees to holders of First Mortgage Notes for consenting to the transaction.

     HDA closed the sale to Paxson of its remaining 50% interest in S&E on January 21, 1997.

     Interest Income.   Interest income increased to $232,000 in 1996 from
$114,000 in 1995, caused primarily by increases in interest income of $83,000 from short-term investments and $33,000 on a note receivable from ECOC.

     Financial Expenses.   Financial expenses were $9,048,000 in 1996 and
$9,002,000 in 1995, summarized as follows:

                                                   1996              1995
                                                -----------      -----------
   Interest on First Mortgage Notes and
     amortization of related financing
     costs                                      $ 8,710,000      $ 8,686,000
   Interest on capital leases of
     Galapagos and S&E (leases commenced
     in third quarter of 1995)                      161,000           63,000
(PAGE)
   Interest on debt under television
     purchase agreements                             51,000           70,000
   Interest and financing costs on the
     Company's bank loan                             72,000           64,000
   Interest on loans from IGC                        39,000             -
   Interest (interest credit) on Galapagos'
     minority stockholder loans                     (86,000)          86,000
   Galapagos interest on debt to Dominican
       Republic Government                           91,000            -
   Other costs                                       10,000           33,000
                                                -----------      -----------
                                                $ 9,048,000      $ 9,002,000
                                                ===========      ===========

   The stockholders of Galapagos forgave accrued interest in 1996 on their loans to Galapagos and accordingly the 1996 period includes a credit of $89,000 for the reversal of interest accrued in 1995 on minority stockholder loans.

   Galapagos pays taxes to the Government of the Dominican Republic based on a percentage of wagering. The Government agreed to a deferred payment plan for taxes of approximately $519,000 and interest of $91,000 was accrued in 1996 on this deferred tax liability. The balance of the indebtedness was $473,000 at December 31, 1996.

   Depreciation.   Depreciation increased $345,000 in 1996 to $2,508,000 from
$2,163,000 in 1995. The increase is primarily caused by increases in (1) El Comandante depreciation to $1,687,000 in 1996 from $1,618,000 in 1995, which increase is attributable to capital additions, (2) Galapagos depreciation to $456,000 in 1996 from $227,000 in 1995 -- Galapagos depreciation in 1995 was for eight months since it commenced operations April 29, 1995 and (3) S&E depreciation to $158,000 in 1996 and $111,000 in 1995. The Television Stations were operated on a test basis from January to June 26, 1995 and depreciation was recognized from July 1995 through August 1996 when a 50% interest in S&E was sold to Paxson and S&E's accounts were no longer consolidated in the Company's financial statements.

   General and Administrative Expenses. General and administrative expenses increased $580,000 to $1,807,000 in 1996 from $1,227,000 in 1995. The major changes in expenses are summarized as follows:

                                                                Increase
                                                               (Decrease)
                                                               ----------

   El Comandante property taxes of $610,000 in 1996,
     and none in 1995                                         $   610,000
   Legal, accounting and consulting fees                           86,000
   Management fees and administrative support services            (75,000)
   S&E administrative costs                                      ( 45,000)
   Costs of investigating new business opportunities             ( 37,000)
   Directors' fees and expenses                                    30,000
   Other, net                                                      11,000
                                                              -----------
                                                              $   580,000
                                                              ===========

   Operating Costs of Dominican Republic Racing. Galapagos began simulcasting El Comandante races on February 27, 1995 and opened V Centenario in April 1995. Costs incurred in connection with these operations were $4,413,000 in
(PAGE)
1995, net of certain costs which were deferred as start-up costs prior to the opening of V Centenario in April 1995, and $5,972,000 while under full operation during 1996. Certain costs, such as horseowners' 50% share of commissions, ECOC's management fee and fees paid to Autotote for providing the wagering system, are directly related to the amount of wagering or to commissions earned by Galapagos. Such costs accounted for $958,000 of the 1996 increase in costs. The other increases in 1996 costs are largely attributable to the additional months that V Centenario operated in 1996, offset in part by credits of $545,000 for funds released for Galapagos' marketing costs from the Required Escrow account upon authorization of the Government. The Required Escrow account is funded from a portion of wagers on pool bets for the purpose of reimbursing Galapagos for foreign exchange losses and/or for other purposes approved by the Government.

   Operating Costs of Television Stations. S&E commenced television broadcasting in January 1995 on a test basis which ended June 1995 and incurred operating costs of $2,695,000 during 1995, net of certain costs which were deferred as start-up costs during the test period. Operating costs in the 1996 period were $1,461,000 for the January to August period while S&E's accounts were consolidated in the Company's financial statements. The 1996 costs include fees of $272,000 to Paxson pursuant to the Time Brokerage Agreement for the seven months from February through August 1996. Costs between periods are not readily comparable because (i) certain costs were deferred during the 1995 test period, (ii) the change in the broadcasting and programming format which commenced February 1996 resulted in significant reductions in production and programming costs in 1996 and (iii) fees to Paxson of $272,000 in 1996.

   Other Costs. Other costs in 1995 includes $134,000 related to VJC's application for the Virginia License and VJC's appeal of the grant of the license to another applicant and $131,000 for legal, accounting and other costs incurred in connection with the Distribution. No similar costs were incurred in 1996.

   Provision for Income Taxes. The Company is subject to Puerto Rico income tax at a 29% rate on its allocable share of HDA's taxable income and an HDA subsidiary is subject to Federal income taxes. HDA had previously provided for deferred Dominican Republic income taxes on accrued interest on loans to Galapagos. The accrued interest was forgiven in 1996 and a tax credit of $19,000 was recorded for reversal of the deferred tax provision applicable to the forgiven interest. The net provisions for income taxes in 1996 and 1995 were as follows:

                                                     1996          1995
                                                ------------   ------------
     Puerto Rico income taxes of the Company -
       Current                                  $    257,000   $    217,000
       Deferred                                      156,000        269,000
     Dominican Republic income tax provision
       (credit) of HDA                               (19,000)        19,000
     Federal income taxes of HDA subsidiary            6,000          6,000
                                                ------------   ------------
                                                $    400,000   $    511,000
                                                ============   ============


     Minority Interests. Minority partners own 18% of HDA and the Minority Stockholders hold a 45% interest in Galapagos. The accumulated deficit of HDA was $818,750 at December 31, 1994 and, as explained in Note 1 to the Company's
(PAGE)
consolidated financial statements, the Company did not recognize the 18% minority partners' share of HDA's net income until such time as the accumulated deficit of HDA was eliminated by earnings of HDA after December 31, 1994. The minority interests in 1996 and 1995 are comprised of the following:


                                             1996             1995
                                        -------------    -------------
     Minority Stockholders' share of
        losses of Galapagos             $(   614,000)    $(   833,000)
     Minority partners' share of
       income of HDA after accumulated
       deficit was eliminated by HDA's
       earnings in the 1995 period           487,000           63,000
                                        -------------    -------------
                                        $(   127,000)    $(   770,000)
                                        =============    =============


1995 Proforma Compared to 1994 Proforma

     During 1994, the Company and VJC incurred costs associated with VJC's efforts to obtain the Virginia Licenses, but had no other activities. Accordingly, substantially all proforma revenues and expenses in 1994 relate to HDA and its subsidiaries, except for (i) $55,000 in interest income earned on the receivable from Land Development Associates S.E. ("LDA"), (ii) $1,761,000 in VJC costs, (iii) Puerto Rico income taxes of $1,034,000 applicable to the Company's proforma share of HDA's taxable income and (iv) $207,000 of additional depreciation related to a step up of $5,650,000 in El Comandante assets which is the value assigned to HDAMC's interest in HDA transferred to the Company in March 1995 in exchange for Units.

     Revenues.  Revenues increased $3,442,000 (22%) to $19,056,000 in 1995 from $15,614,000 in 1994. The increase resulted primarily from revenues of $1,511,000 from the Television Stations and $3,098,000 from racing operations in the Dominican Republic, offset in part by decreases of $441,000 in rental income from El Comandante and $726,000 in interest income.

     Rental Income from El Comandante. Rental income from El Comandante decreased $441,000 (3%) to $14,333,000 in 1995 from $14,774,000 in 1994.
Rental income in 1995 was based on 25% of ECOC's commissions of $55,731,000 from El Comandante wagering plus fixed rent of $400,000, whereas 1994 rental income was based on 25% of ECOC's commissions of $58,497,000 from wagering plus fixed rent of $150,000. Despite increased OTB outlets, ECOC's wagering commissions for the 1995 period decreased from the prior year which management attributes principally to (i) legislative increases to OTB agency commissions payable on win-place wagering which reduced the payout to bettors, (ii) more frequent, and therefore lower, payouts in 1995 on El Comandante's pick six jackpot wager which caused bettors to shift to other wagers for which ECOC receives lower commissions.

     Dominican Republic Racing Revenues. Galapagos began simulcasting El Comandante races on February 27, 1995 to sports betting agencies in the Dominican Republic and commenced racing operations at V Centenario on April 29, 1995. In 1995 Galapagos earned commissions of $1,008,000, net of commissions to ECOC, on wagering on El Comandante simulcasted races and $1,717,000 on V Centenario races. Galapagos also had 1995 revenues of $278,000 from the jockey club and food services operations after the opening
(PAGE)
of V Centenario, $38,000 from foreign currency exchange transactions and $57,000 from other sources.

     Revenues from Television Stations. S&E commenced television broadcasting on a test basis in January 1995 and commenced full network operations on June 26, 1995. S&E earned broadcasting fees and advertising revenues of $1,511,000 in 1995, which included revenues of $672,000 from ECOC for producing and broadcasting a four hour program for races run at El Comandante.

     Interest Income. The Company and HDA earned interest income of $114,000 in 1995, principally from short term investments of HDA, compared to 1994 interest income of $157,000 on short term investments and $683,000 on loans to LDA. On August 2, 1994, HDA distributed the receivable from LDA to its partners, including the Company, and the Company transferred its share of the receivable to its partners, EMC and IGC, on September 30, 1994.

     Financial Expenses.   Financial expenses increased $386,000 to $9,002,000
in 1995 from $8,616,000 in 1994. The increase was primarily caused by additional amortization of $59,000 in 1995 of financial costs related to the First Mortgage Notes, interest of $70,000 in 1995 related to the debt incurred in connection with the acquisition in November 1994 of the Television Stations, interest of $86,000 on loans to Galapagos from Minority Stockholders, interest and amortization of financing costs of $64,000 on a bank loan of the Company and interest of $63,000 on loans to S&E and Galapagos for the acquisition of equipment.

     Depreciation.   Depreciation increased $375,000 in 1995 to $2,163,000
from $1,788,000 in 1994. The increase is attributable to depreciation on additional barns placed in service in October 1994 and other capital improvements at El Comandante, depreciation of $227,000 which commenced May 1995 on assets of Galapagos and depreciation of $111,000 which commenced July 1995 on assets of the Television Stations.

     General and Administrative Expenses. General and administrative expenses increased $772,000 to $1,227,000 in 1995 from $455,000 in 1994. The Company, excluding HDA and its subsidiaries, did not have any general and administrative expenses in 1994 and $668,000 of the increase was attributable to the Company's expenses in 1995. The principal expenses of the Company in 1995 were services by IGC pursuant to the Support Agreement ($254,000), costs related to investigating potential racing opportunities ($71,000) and related travel expenses ($39,000), public relations and investors' matters ($116,000), legal, accounting and other professional fees ($133,000) and reimbursement to EMC for directors' expenses ($36,000). General and administrative expenses in 1995 also included $25,000 for the Dominican Republic racing operations and $61,000 for the television operations. There were no similar expenses in 1994 for television and Dominican Republic racing operations.

     Other Costs. Other costs includes (i) $134,000 in 1995 and $1,761,000 in 1994 in VJC costs related to VJC,s application for the Virginia Licenses and the VJC's appeal of the grant of the license to another applicant, and (ii) $131,000 in 1995 and $559,000 in 1994 for legal, accounting and other costs incurred in connection with the Distribution.

     Operating Costs of Dominican Republic Racing. Galapagos began simulcasting El Comandante races on February 27, 1995 and commenced racing operations at V Centenario on April 29, 1995. Costs incurred in connection with these operations and the opening of V Centenario were $4,413,000 in 1995, net of certain costs which were deferred as start-up costs prior to the
(PAGE)
opening of V Centenario. Start-up costs of Galapagos charged to expense in 1994 amounted to $42,000.

     Operating Costs of Television Stations. S&E officially launched its television operations on June 26, 1995, after commencing broadcasting on a test basis for six hours a day in January 1995 and increasing to eighteen hours a day on April 29, 1995. Television operating costs charged to expense during 1995 were $2,695,000, net of certain costs which were deferred as start-up costs during the test period. Start-up costs charged to expense in 1994 amounted to $237,000.

     Other Costs.    Other costs of $265,000 in 1995 and $2,320,000 in 1994
include (i) $134,000 in 1995 and $1,761,000 in 1994 in costs related to VJC's application for the Virginia License and VJC's appeal of the grant of the license to another applicant, and (ii) $131,000 in 1995 and $559,000 in 1994 for legal, accounting and other costs incurred in connection with the Distribution.

     Provision for Income Taxes. The provision for income taxes is attributable to (i) Puerto Rico tax on the Company's Puerto Rico source income, which is its 82% distributable share of HDA's consolidated net income (excluding Galapagos' losses, for which a deduction will not be available to HDA) (ii) federal income tax of HDA's corporate subsidiary, ECCC, and (iii) Dominican Republic tax on interest income earned by HDA on stockholders loans to Galapagos (which loans and interest are eliminated in the consolidated financial statements).

     Minority Interests.   Minority interests of $770,000  for 1995 is the
minority shareholders' share of net losses of Galapagos ($833,000), less the minority partners' share of net income of HDA ($63,000). Losses attributable to minority shareholders of Galapagos in 1994 were $3,000.


Liquidity and Capital Resources of HDA and the Company

     Liquidity of HDA

     HDA has cash and cash equivalents of $4,038,000 at December 31, 1996 and management is forecasting 1997 sources and uses of cash as follows:

     SOURCES OF CASH:
       Receipts from ECOC
          Rental income for 1997                               $14,550,000
          Collection of note and 1996 rent receivable            1,000,000
       Sale of 50% interest in S&E                               7,000,000
       Interest income                                             435,000
                                                               -----------
                                                                22,985,000
                                                               -----------
     USES OF CASH:
       Debt service on First Mortgage Notes                      7,925,000
       Payment of property taxes and racing license
          of El Comandante                                         860,000
       General and administrative, expenses and
          costs of Noteholder approvals                          1,020,000
       Costs related to sale of S&E and to S&E
          broadcast agreement                                      440,000
(PAGE)
       Uses of Excess Proceeds from sale of S&E for
          redemption of First Mortgage Notes, investment in
          Galapagos and/or El Comandante capital improvements 3,237,000 Cash distributions to partners (Company's
          82% share is $2,862,000)                               3,490,000
       Unforeseen uses                                             500,000
                                                               -----------
                                                                17,472,000
                                                               -----------
     NET CASH FLOW                                               5,513,000

     CASH, beginning of year                                     4,038,000
                                                               -----------
     CASH, end of year                                         $ 9,551,000
                                                               ===========

     HDA's principal source of cash is rental income from the lease of El Comandante to ECOC, augmented in 1997 by proceeds of the sale of HDA's remaining 50% interest in S&E. The rental income is based on ECOC's commissions on wagering. ECOC management is forecasting a $924,000 increase (4.5%) in its 1997 commissions, resulting from a $635,000 increase from El Comandante live racing and $289,000 increase from simulcasting as additional OTB agencies are developed in the Dominican Republic.

     HDA sold a 50% interest in S&E in August 1996 for $4 million and the remaining 50% for $7 million in January 1997. The Indenture requires HDA to use approximately $7.5 million of these proceeds by January 1998 to offer to redeem First Mortgage Notes to the extent these proceeds are not used in HDA's
racing business.   HDA made an offer, which expired on March 25, 1997, to
redeem up to $5 million of the First Mortgage Notes at par plus accrued interest. Prior to January 1998 HDA plans to use the other $2.5 million as investment in Galapagos, for capital improvements for El Comandante and/or for redemption of additional First Mortgage Notes. In response to the $5 million repurchase offer that expired on March 25, 1997, First Mortgage Notes in the principal amount of $737,000 were tendered and redeemed on March 28, 1997. As a result, HDA may retain $4,263,000 of the $5 million offered for partnership purposes.

     Galapagos had a cash flow deficit from operations of approximately $1.1 million in 1996. Management expects Galapagos to have a positive cash flow in 1997 as a result of the following:

     1. An intensified effort in 1997 to expand the OTB network which grew from 163 to 230 OTB agencies in 1996, with a goal of 375 agencies by the end of 1997 and further growth in 1998 to a maximum of 450 agencies.

     2. The Lottery Operator, a company controlled by one of Galapagos' Minority Stockholders, has a contract with the Government to operate an electronic lottery in the Dominican Republic. Galapagos will permit OTB agencies to sell lottery tickets and the Lottery Operator will pay Galapagos $100 per month per OTB agency as partial reimbursement for telephone line costs for OTB agencies. The reimbursement is forecasted to be $230,000 from June to December 1997. Each lottery location that is not an OTB agency will also sell the Pick-6 pool wagers for Galapagos' live racing and El
Comandante's simulcasted races.   The Dominican bettors favor the pool bet and
in 1996 approximately 67% of Galapagos' commissions were earned from this wager. Galapagos will manage the distribution system for the Lottery Operator.

The lottery is tentatively scheduled to open in June 1997 with 485 agencies selling lottery games, with agencies forecasted to grow to 725 locations by
(PAGE)
year-end and to 900 in 1998.   Forecasted cash flow for the management
contract is $275,000 for 1997.

     3. The Government receives taxes on wagering on simulcasted races from El Comandante. Galapagos, the Horseowners' Association and the Breeders' Association have proposed that the Government invest, commencing April 1997, these tax receipts to improve racing in the Dominican Republic. Pursuant to the proposal, Galapagos would receive 75% of the taxes in the first year, 65% in the second year and 50% thereafter as reimbursement for repairs and maintenance at V Centenario, marketing costs (including television costs of V Centenario races) and certain other items benefitting racing in the Dominican Republic. If approved effective April 1997, these Government expenditures are forecasted to reduce Galapagos' operating costs by approximately $1 million in 1997. The balance of the tax revenues would be used to increase the purses paid to horseowners.

The President of the Dominican Republic appoints the members of the Racing Commission and of the Patronato Hipodromo V Centenario ("Patronato"), a seven member commission that oversees the contractual relationship between the Government and Galapagos. Both commissions support the proposal. On March 26, 1997 the President of the Patronato, the President of the Breeders' Association, a representative of the Horseowners' Association and the general manager of Galapagos met with a Presidential aide to discuss the proposal. The aide informed the group that he will meet with the President to discuss this matter which he expects to conclude by April 15, 1997.

     Subject to approval by holders of a majority in principal amount of the First Mortgage Notes, HDA expects to make capital contributions, together with the Minority Stockholders, to Galapagos to improve Galapagos' working capital position until these additional sources of revenues materialize.

     ECOC had rent and loans payable to HDA of approximately $2.8 million at December 31, 1996 and the indebtedness has increased in the first quarter of 1997 to an amount which approaches the limit permitted by the El Comandante Lease and the Indenture. ECOC's 1997 forecasts show cash flow from El Comandante operations, collection of its 1996 receivable of approximately $900,000 from Galapagos and financing of its horseowners' loans which will provide approximately $335,000 to ECOC (see Note 2 to ECOC's financial statements). ECOC's forecast also includes a $1 million reduction in 1997 in its debt to HDA, most of which can be accomplished when ECOC collects its receivable from Galapagos. As discussed above, HDA and the Minority Stockholders plan to make capital contributions to Galapagos which will provide funds to Galapagos to pay its debt to ECOC, which in turn can use a significant portion, if not all, of the amount collected to reduce its debt to HDA. The Company's management has reviewed ECOC's forecasts and believes that ECOC's cash position will be significantly improved in 1997 and that, assuming the planned capital contributions are made to Galapagos, ECOC will be able to reduce its debt to HDA and avoid a default under the El Comandante Lease and the Indenture.

     Liquidity of the Company

     The Company's principal sources of cash have been distributions related to its 82% interest in HDA, proceeds from bank loans and loans from IGC. Indenture restrictions presently limit HDA's ability to make distributions ("Permitted Distributions") to its partners, including the Company, to approximately 48% of HDA's cumulative consolidated net income since January 1, 1994 (see Item 5 and Note 6 to the Company's Consolidated Financial Statements).
(PAGE)
     Management forecasts approximately $2.8 million in cash distributions from HDA to the Company in 1997 and the only other forecasted source of cash of the Company is approximately $265,000 from commissions and guarantee fees related to the sale of S&E. The Company's forecasted cash needs are approximately $2.1 million, including payment of bank debt and interest ($531,000), administrative expenses and costs of investigating new business opportunities ($675,000), income taxes ($257,000) and reduction of payables ($690,000), including $412,000 to IGC.

     The Company's bank debt will be paid in full in 1997 and Management believes the line of credit can be renewed if needed. The forecast of 1997 net cash flow of approximately $900,000, coupled with cash of $175,000 at December 31, 1996 and bank loans, if needed, should provide the Company with funds to expand its business and/or make modest cash distributions to partners. EMC's directors will consider cash distributions at their April 1997 meeting and thereafter on a quarterly basis.

     The Company is negotiating with the Government of Panama to operate the Presidente Remon race track in Panama City which is owned and presently managed by the Government. If an agreement to operate the Presidente Remon track is concluded, the operation should require modest capital investment that Management expects to fund from current operations.


The Company's Historical Results of Operations

1996 Compared to 1995

     The Company did not consolidate the accounts of HDA until March 8, 1995. Accordingly, the Company's historical results of operations for 1996, 1995 and 1994 are not readily comparable and the discussion below is limited to a comparison of revenues and expenses of the Company and VJC for these years.

     Revenues.   With the exception of a cash distribution of $134,000
received from HDA in February 1995 and insignificant amounts of interest income in 1996 and 1995, the revenues of the Company in its consolidated statements of income (loss) for the years ended December 31, 1996 and 1995 are entirely from the consolidation of the accounts of HDA. Because the Company had a zero investment in HDA when the cash distribution of $134,000 was received in February 1995 and since the distribution was received prior to the consolidation of HDA's accounts as of March 8, 1995, the distribution represented revenue to the Company that was not eliminated in the consolidated financial statements.

     Expenses, other than Income Taxes. Substantially all of the expenses, other than income taxes, for 1996 and 1995 are HDA expenses for 1996 and HDA expenses from March 8, 1995 to December 30, 1996.

     Expenses of the Company and its subsidiary VJC during 1996 and 1995, and excluding the expenses of HDA and its subsidiaries, were as follows:

     a. Interest and amortization of financing costs of $113,000 in 1996 included $72,000 related to a bank loan closed March 1995 and renegotiated in May 1996 and $39,000 of interest on loans from IGC, compared to $64,000 in 1995 related to the bank loan;

     b. Depreciation of $207,000 in 1996 and $169,000 in 1995 related to a step-up of $5,650,000 in El Comandante assets. The step-up is the value assigned HDAMC's interest in HDA which was transferred to the Company in March
(PAGE)
1995 in exchange for Units of the Company;

     c. General and administrative expenses were $661,000 in 1996 and $669,000 in 1995. The changes in expenses were primarily reductions in 1996 in IGC and EMC support services of $82,000 and costs of $37,000 related to investigating new business opportunities, and increases in 1996 in legal, accounting and consulting fees of $78,000 and Directors' fees and expenses of $35,000.

     d. Other Costs in 1995 are $134,000 related to VJC's application for the Virginia License And VJC's appeal of the grant of the license to another applicant. No similar costs were incurred in 1996.

     Provision for Income Taxes. The Company is subject to Puerto Rico income tax at a 29% rate on its allocable share of HDA's taxable income and ECCC, an HDA subsidiary, is subject to Federal income taxes. HDA had previously provided for deferred Dominican Republic income taxes on interest accrued on Stockholders' loans to Galapagos. The accrued interest was forgiven in 1996 and a tax credit was recorded for reversal of the deferred tax provision applicable to the forgiven interest. The net provisions for income taxes in 1996 and 1995 were as follows:

                                                      1996           1995
                                                  ------------   ------------
     Puerto Rico income taxes of the Company
        Current                                   $    257,000   $   217,000
        Deferred                                       156,000       (10,000)
     Dominican Republic income tax provision
        (credit) of HDA                                (19,000)       19,000
     Federal income taxes of HDA subsidiary              6,000         5,000
                                                  ------------   -----------
                                                  $    400,000   $   231,000
                                                  ============   ===========

     Minority Interests. Minority partners own 18% of HDA and Minority Stockholders hold a 45% interest in Galapagos. As explained in Note 1 to the Company's consolidated financial statements, the Company did not recognize the 18% minority partners' share of HDA's net income until such time as the accumulated deficit of HDA at December 31, 1994 was eliminated by earnings of HDA in 1995. The minority interests in 1996 and 1995 are comprised of the following:
                                              1996             1995
                                          -------------    -------------
     Minority Stockholders' share of
       losses of Galapagos                $(    615,000)   $(    784,000)
     Minority partners' share of
       income of HDA after accumulated
       deficit was eliminated by
       HDA's earnings in the 1995 period        487,000           63,000
                                          -------------    -------------
                                          $(    128,000)   $(    721,000)
                                          =============    =============


1995 Compared to 1994

     Revenues. Revenues were $16,086,000 for 1995 as compared with revenues of $355,000 in 1994. All of the revenues for 1995 were generated by HDA and its subsidiaries during the period from March 8 to December 31, 1995, except
(PAGE)
for $2,000 of interest income earned by the Company and a cash distribution of $134,000 from HDA to the Company in February 1995. Because the Company had a zero investment in HDA, the cash distribution represented revenue to the Company, and since the distribution was received prior to the consolidation of HDA's accounts as of March 8, 1995, the revenue of $134,000 was not eliminated in the consolidated financial statements.

     HDA's primary sources of revenue during the period from March 8 to December 31, 1995 were (i) rental income of $11,429,000 from ECOC pursuant to the El Comandante Lease, (ii) Galapagos' commissions of $1,002,000, net of commissions to ECOC, from wagers on El Comandante races simulcasted to the Dominican Republic, commissions of $1,718,000 on V Centenario races, revenues of $273,000 from jockey club and food services operations at V Centenario, and other Galapagos income of $95,000, (iii) Television Station revenues of $1,344,000 and (iv) interest income of $92,000.

     The Company's revenues during 1994 consisted of cash distributions from HDA of $300,004 and interest income of $55,000 earned on a receivable from an affiliate, LDA, which was distributed by HDA to the Company on August 2, 1994.

On September 30, 1994 the Company transferred a portion of the receivable to IGC in satisfaction of the Company's obligation to repay certain loans and the remainder of the receivable was distributed to its partners.

     Expenses.  Expenses were $17,167,000 in 1995 and $1,762,000 in 1994.
Expenses of HDA and its subsidiaries during the period from March 8 to December 31, 1995 were $16,130,000 and the Company's and VJC's expenses were $1,037,000 for the year. The HDA expenses were financial ($7,333,000), depreciation ($1,660,000), operating costs of the Television Stations ($2,351,000), operating costs of Dominican Republic racing ($4,341,000) and administrative expenses and management fees ($445,000).

     The expenses of the Company and VJC in 1995 were primarily interest and amortization of financing costs of $64,000 on a bank loan, administrative expenses of $415,000, reimbursements of $255,000 to IGC for administrative services pursuant to the Support Agreement, depreciation of $169,000 related to a step-up of $5,650,000 in El Comandante assets, which is the value assigned to HDAMC's interest in HDA transferred to the Company in March 1995 in exchange for Units, and costs of $134,000 related to VJC's appeal contesting the award of the Virginia Licenses to another applicant.

     Expenses during 1994, consisted of the write off of VJC costs of $1,761,000 related to VJC's application for the Virginia Licenses and VJC's appeal of the grant of the license to another applicant, and administrative expenses of $1,300.

     Provision for Income Taxes. The Company is subject to Puerto Rico income tax at a 29% rate on its Puerto Rico source income, which is its distributable share of HDA's net taxable income and ECCC, an HDA corporate subsidiary, is subject to federal income taxes. The current provision of $222,000 and $87,000 for the years ended December 31, 1995 and 1994, respectively, relates to the Puerto Rico tax liability of the Company ($217,000 in 1995 and $87,000 in 1994) and the 1995 federal tax liability of $5,000 of HDA's subsidiary, ECCC.

     Minority Interests. Minority interests of $721,000 for 1995 is the Minority Stockholders' share of net losses of Galapagos ($784,000), less the minority partners' share of net income of HDA ($63,000).
(PAGE)
     The Minority Stockholders acquired a 45% interest in Galapagos in February 1995 and their 45% share of Galapagos' net loss for the period from March 8 to December 31, 1995 was $784,000.

     As explained in Note 1 to the Company's consolidated financial statements, the Company did not recognize the 18% minority partners' share of HDA's net income until the accumulated deficit of HDA was eliminated by earnings in 1995. HDA's accumulated earnings as of December 31, 1995 were $353,000 (1995 earnings in excess of the accumulated deficit at March 8, 1995) and the minority partners' 18% share was $63,000 in 1995.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA














































(PAGE)
                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the partners of
Equus Gaming Company L.P.:

We have audited the accompanying consolidated balance sheets of Equus Gaming Company L.P. (a Virginia limited partnership) (the Company) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income (loss), changes in partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1996 and 1995 financial statements of Galapagos, S.A., which statements reflect total assets and total revenues of 4 percent and 23 percent in 1996 and 19 percent and 5 percent in 1995, respectively, of the consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this entity, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Equus Gaming Company L.P. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Arthur Andersen LLP
March 27, 1997
Washington, D.C.














(PAGE)
                          EQUUS GAMING COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                       FOR THE YEARS ENDED DECEMBER 31,

                                          1996          1995         1994
                                       -----------  -----------   -----------
REVENUES:
  Rental income from El Comandante
    Race Track                         $14,321,401  $11,428,711   $     -
  Cash distribution from Housing
    Development Associates S.E.("HDA")       -          134,000       300,004
  Dominican Republic racing-
    Commissions on wagering              4,513,252    2,718,646         -
    Other revenues                         523,348      368,186         -
  Television Stations                    1,724,991    1,344,338         -
  Gain from sale of 50% interest in
    Television Stations                    581,120        -             -
  Interest income                          232,048       91,775        54,714
                                       -----------  -----------   -----------
     Total revenues                     21,896,160   16,085,656       354,718
                                       -----------  -----------   -----------
EXPENSES:
  Financial                              9,048,141    7,397,759         -
  Depreciation                           2,508,116    1,828,841         -
  General and administrative             1,807,104    1,114,807         1,321
  Operating costs of Dominican
    Republic racing                      5,971,818    4,341,046         -
  Operating costs of Television Stations 1,461,312    2,350,412         -
  Other costs                                -          133,713     1,761,000
                                       -----------  -----------   -----------
     Total expenses                     20,796,491   17,166,578     1,762,321
                                       -----------  -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES
  AND MINORITY INTERESTS                 1,099,669   (1,080,922)   (1,407,603)

PROVISION FOR INCOME TAXES:
  Current                                  263,163      222,164        87,000
  Deferred                                 136,860        8,991         -
                                       -----------  -----------   -----------
INCOME (LOSS) BEFORE MINORITY
  INTERESTS                                699,646   (1,312,077)   (1,494,603)

MINORITY INTERESTS                        (127,577)    (720,792)        -
                                       -----------  -----------   -----------
NET INCOME (LOSS)                      $   827,223  $  (591,285)  $(1,494,603)
                                       ===========  ===========   ===========
ALLOCATION OF NET INCOME (LOSS):
  General Partners                     $     8,272  $   (77,247)  $(1,494,603)
  Limited Partners                         818,951     (514,038)        -
                                       -----------  -----------   -----------
                                       $   827,223  $  (591,285)  $(1,494,603)
                                       ===========  ===========   ===========
NET INCOME (LOSS) PER UNIT             $     0.13   $     (0.08)        -
                                       ===========  ===========   ===========
WEIGHTED AVERAGE UNITS OUTSTANDING      6,333,617     6,223,381         -
                                       ===========  ===========   ===========
                  The accompanying notes are an integral part
                       of these consolidated statements.
(PAGE)
                           EQUUS GAMING COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                         December 31,
                                                 ---------------------------
                                                    1996            1995
                                                 -----------    ------------

CASH AND CASH EQUIVALENTS                        $ 4,268,029    $   814,292
                                                 -----------    ------------

ASSETS RELATED TO RACE TRACKS:
  Property and equipment-
     Land                                          7,128,858      7,128,858
     Buildings and improvements                   48,138,946     48,105,723
     Equipment                                     2,669,639      2,389,924
                                                 -----------    ------------
                                                  57,937,443     57,624,505
     Less accumulated depreciation               (11,981,552)    (9,733,479)
                                                 -----------    ------------
                                                  45,955,891     47,891,026
  Receivables from El Comandante
     Operating Company, Inc. ("ECOC")              2,780,416      1,816,310
  Deferred costs-
     Financing                                     4,055,866      4,388,926
     Organizational and other                        370,120        470,286
  Other                                              932,566        580,288
                                                 -----------    ------------
                                                  54,094,859     55,146,836
                                                 -----------    ------------

ASSETS RELATED TO TELEVISION STATIONS:
  TV Licenses                                          -          1,061,290
  Property and equipment                               -          2,413,983
                                                 -----------    ------------
                                                       -          3,475,273
  Less accumulated depreciation and
     amortization                                      -           (137,620)
                                                 -----------    ------------
                                                       -          3,337,653
  Investment in S & E Network Inc. ("S&E")         1,825,243          -
  Deferred costs                                       -          1,158,668
  Other                                              398,199        365,765
                                                 -----------    ------------
                                                   2,223,442      4,862,086
                                                 -----------    ------------
                                                 $60,586,330    $60,823,214
                                                 ===========    ============









(PAGE)
                           EQUUS GAMING COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS
                                  (continued)
                       LIABILITIES AND PARTNERS' DEFICIT

                                                         December 31,
                                                 ---------------------------
                                                    1996            1995
                                                 -----------    ------------
LIABILITIES RELATED TO RACE TRACKS:
  First Mortgage Notes-
     Principal, net of bond discount of
       $1,596,261 and $1,760,161, respectively   $66,403,739    $66,239,879
     Accrued interest                                332,918        332,918
  Minority interest in Galapagos                     111,427        816,216
  Notes payable                                      577,388        523,562
  Accounts payable and accrued liabilities         2,157,681      1,092,765
  Accrued income taxes                               437,692        231,980
                                                 -----------    ------------
                                                  70,020,845     69,237,320
                                                 -----------    ------------

LIABILITIES RELATED TO TELEVISION STATIONS:
  Note payable                                         -          1,365,848
  Obligations under TV Purchase Agreements             -            474,661
  Accounts payable and accrued liabilities             -            464,414
                                                 -----------    ------------
                                                       -          2,304,923
                                                 -----------    ------------

OTHER LIABILITIES:
  Unsecured partner's loans                          415,883        211,629
  Notes payable and accrued interest                 500,000        566,885
  Accounts payable and accrued liabilities           287,976        226,710
  Minority interest in HDA                           550,605         63,559
                                                 -----------    ------------
                                                   1,754,464      1,068,783
                                                 -----------    ------------

PARTNERS' DEFICIT:
  General Partners                                    24,854       (760,803)
  Limited Partners                               (11,213,833)   (11,027,009)
                                                 -----------    ------------
                                                 (11,188,979)   (11,787,812)
                                                 -----------    ------------
                                                 $60,586,330    $60,823,214
                                                 ===========    ============










                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

(PAGE)
                           EQUUS GAMING COMPANY L.P.
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                       General      Limited
                                       Partners     Partners      Total
                                      -----------  ------------  ------------
BALANCES, December 31, 1993           $       100  $      -      $        100

  Net loss for the year                (1,494,603)        -        (1,494,603)

  Capital contributions                 4,128,582         -         4,128,582

  Distributions to partners-
    Receivable from Land
      Development Associates
        S.E. ("LDA")                   (2,933,296)        -        (2,933,296)

    Cash                                 (225,000)        -          (225,000)
                                      -----------  ------------  ------------
BALANCES, December 31, 1994              (524,217)        -          (524,217)

  Net loss for the year                   (77,247)     (514,038)     (591,285)

  Issuance of partnership units             -         5,650,000     5,650,000

  Effect of consolidation of HDA         (158,406)  (15,682,238)  (15,840,644)

  Currency translation
    adjustments                              (933)      (92,388)      (93,321)

  Cash distributions to
    partners                                -          (388,345)     (388,345)
                                      -----------  ------------  ------------
BALANCES, December 31, 1995              (760,803)  (11,027,009)  (11,787,812)

  Net income for the period               818,951         8,272       827,223

  Currency translation
    adjustments                           (33,294)         (336)      (33,630)

  Cash distributions to
    partners                                -          (194,760)     (194,760)
                                      -----------  ------------  ------------
BALANCES, December 31, 1996           $    24,854  $(11,213,833) $(11,188,979)
                                      ===========  ============  ============









                  The accompanying notes are an integral part
                        of this consolidated statement.


(PAGE)
                           EQUUS GAMING COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31,

                                           1996         1995         1994
                                        -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     $   827,223  $  (591,285) $(1,494,603)
                                        -----------  -----------  -----------
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities-
      Gain from sale of 50% interest in
        Television Stations                (581,120)       -            -
      Equity in earnings                    (55,533)       -            -
      Depreciation                        2,508,116    1,828,841        -
      Amortization                          853,035      798,773        -
      VJC costs write-off                     -            -        1,761,000
      Deferred income tax provision         136,860        8,991        -
      Currency translation adjustments      (33,630)     (93,321)       -
      Forgiveness of interest              (173,754)       -            -
      Increase in assets-
        Rent receivable from ECOC        (1,188,067)    (796,146)       -
        Deferred costs                      (97,598)     (36,971)    (960,691)
        Other                              (435,306)    (756,985)     (54,714)
      Increase (decrease) in liabilities-
        Accrued interest                     66,703   (1,359,409)       -
        Accounts payable and accrued
          liabilities                     1,040,160      (60,293)     159,909
        Accrued income taxes                 68,852      134,315       87,000
      Minority interests                   (127,577)    (720,792)       -
                                        -----------  -----------  -----------
        Total adjustments                 1,981,141   (1,052,997)     992,504
                                        -----------  -----------  -----------
        Net cash provided by (used in)
          operating activities            2,808,364   (1,644,282)   (502,099)
                                        -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                     (554,214)  (1,790,109)       -
  Loan to ECOC                                -       (1,000,000)       -
  Collections of note from ECOC             207,594        -            -
  Effect of deconsolidation of S&E         (129,948)       -            -
  Sale of 50% interest in Television
    Stations
     Proceeds                             4,000,000        -            -
     Costs                                 (418,950)       -            -
  Effect of consolidation of HDA cash
     accounts                                 -        3,429,221        -
                                        -----------  -----------  -----------
        Net cash provided by investing
          activities                      3,104,482      639,112        -
                                        -----------  -----------  -----------






(PAGE)
                           EQUUS GAMING COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31,

                                  (continued)

                                           1996         1995         1994
                                        -----------  ------------ -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of obligations under TV
    Purchase Agreements                    (607,076)    (387,077)       -
  Loans from minority stockholders            -        1,057,750        -
  Loans from general partner, net           204,254       80,762      727,099
  Loans from financial institutions         448,418    2,799,525        -
  Payments on notes payable              (1,810,441)    (360,114)       -
  Increase in deferred costs               (499,504)    (983,039)       -
  Cash distributions to partners           (194,760)    (388,345)    (225,000)
                                        -----------  -----------  -----------
        Net cash (used in) provided by
          financing activities           (2,459,109)   1,819,462      502,099
                                        -----------  -----------  -----------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                        3,453,737      814,292        -

CASH AND CASH EQUIVALENTS,
  beginning of year                         814,292        -            -
                                        -----------  -----------  -----------
CASH AND CASH EQUIVALENTS,
  end of year                           $ 4,268,029  $   814,292  $     -
                                        ===========  ===========  ===========

SUPPLEMENTAL INFORMATION:
  Interest paid                         $ 8,269,562  $ 8,165,847        -
  Income taxes paid                         194,310       94,844        -

NONCASH TRANSACTIONS:
  Effect of consolidation of HDA's
     non cash accounts                        -      (19,269,865)       -
  Step-up in value of assets related to
     race tracks                              -        5,650,000        -
  Capital contribution of receivable
     from LDA                                 -            -        4,128,582
  Disposition of receivable from LDA
    and accrued interest -
     In payment of unsecured partner's
       loans                                  -             -       1,250,000
     As a distribution to partners            -             -       2,933,296









                  The accompanying notes are an integral part
                       of these consolidated statements.
(PAGE)
                           EQUUS GAMING COMPANY L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

     Equus Gaming Company L.P. (the "Company") was formed initially on September 17, 1993 as a general partnership between Interstate General Company L.P. ("IGC") and one of its general partners, Interstate Business Corporation ("IBC"). Through a series of transactions completed on August 2, 1994, the Company was restructured as a Virginia limited partnership between IGC and its then wholly owned subsidiary, Equus Management Company ("EMC"), for the purpose of succeeding to substantially all of IGC's ownership interest in real estate assets employed in thoroughbred racing and related wagering businesses. On February 6, 1995, IGC distributed to its unitholders 5,128,372 Class A Units ("Units") representing in the aggregate beneficial assignment of a 99% Class A limited partnership interest in the Company (the "Distribution"). On March 8, 1995 an additional 1,205,245 Units were issued by the Company to HDA Management Corporation ("HDAMC"). The Units are listed for trading on the Nasdaq National Market System under the symbol "EQUUS".

     EMC serves as managing partner of the Company and IGC and EMC together hold a 1% general partnership interest in the Company. Effective December 31, 1996, IGC transferred all of the outstanding shares of EMC to IBC (see Note
15).

     The Company's principal income producing asset is an 82% interest in Housing Development Associates S.E. ("HDA") in which it is a co-managing partner. HDA owns El Comandante Race Track ("El Comandante"), the only licensed thoroughbred racing facility in Puerto Rico, located in 257 acres of land, which it leases to El Comandante Operating Company, Inc., a Puerto Rico non-stock corporation ("ECOC"). HDA also owns 55% of the capital stock of Galapagos, S.A. ("Galapagos"), a corporation that leases and operates a race track in the Dominican Republic. In 1994 HDA formed S & E Network Inc. ("S&E"), a Puerto Rico corporation that owns and operates since 1995 three UHF television stations in Puerto Rico (the "Television Stations"). HDA sold its interest in S&E to Paxson Communications of San Juan, Inc. ("Paxson") in sales closed in August 1996 (50% interest) and January 1997 (50% interest). The Company also owns Virginia Jockey Club, Inc. ("VJC"), an unsuccessful applicant for licenses to own and operate Virginia's first thoroughbred racing and pari-mutuel wagering facility, which is now inactive.

     The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries, HDA and VJC, after eliminating all inter-company transactions. The accounts of HDA and its subsidiaries have been consolidated since March 8, 1995 (see Note 4), Accordingly, the consolidated statement of loss for the year ended December 31, 1995 only includes results of operations of HDA and its subsidiaries for the period from March 8 to December 31, 1995. Since HDA's ownership interest in S&E was reduced to 50% on August 30, 1996 and Paxson assumed responsibility for management of S&E, commencing September 1, 1996 the accounts of S&E are not consolidated in the financial statements of HDA or the Company.

     HDA had an accumulated deficit of $818,750 at December 31, 1994 which resulted principally from an extraordinary item in 1993 related to financing. HDA is a limited liability partnership and the partners do not have any legal obligation to fund any portion of such deficit. Accordingly, generally accepted accounting principles did not permit the Company to record any minority partners' interest in HDA's accumulated deficit, nor did they permit
(PAGE)
the recognition of the minority partners' 18% share of HDA's net income until the accumulated deficit was eliminated by earnings. As of December 31, 1995 the accumulated deficit had been eliminated and a minority interest of $63,560 was recorded for the year ended December 31, 1995 representing the minority partners' 18% interest in HDA's net income in excess of the December 31, 1994 accumulated deficit of $818,750. For the year ended December 31, 1996 a minority interest of $487,000 was recorded representing the minority partners' 18% interest in HDA's net income for the period. A minority interest of $614,600 and $784,300 was also recorded related to the minority stockholders' interest in the net losses of Galapagos for the year ended December 31, 1996 and 1995, respectively.

     Net income (loss) per Unit is calculated based on weighted average of Units outstanding since the Distribution on February 6, 1995. Outstanding options and warrants to purchase Units do not have a material dilutive effect on the calculation of earnings per Unit.

     Outstanding Warrants and Options

     In connection with the Distribution, the Company agreed to make available for no consideration up to 100,000 Units of the Company for distributions by IGC (i) to a limited number of employees upon the exercise by employees of options and appreciation rights, under certain employees plans of IGC and (ii) to Oppenheimer & Co., Inc. upon the exercise of certain warrants. Pursuant to the terms of a Control Transfer Agreement effective December 31, 1996 (see
Note 15), the obligation of the Company to make its Units available to IGC was reduced from 100,000 to 50,000 Units.


2.  BACKGROUND INFORMATION:

     El Comandante Lease and the Operating License

     HDA leases El Comandante to ECOC under a lease agreement, as amended, (El "Comandante Lease") that expires on December 14, 2004 (See Note 9). ECOC operates El Comandante and pays rent to HDA based upon 25% of ECOC's share of wagering revenues.

     On December 15, 1989, the Puerto Rico Racing Board (the "Racing Board") granted a license to ECOC to operate El Comandante, which will expire on December 14, 2004 (the "Operating License"). The Operating License provided ECOC with: (i) the exclusive right to operate a race track in the area of Puerto Rico known as the San Juan Region, which approximates the northern half of Puerto Rico, as delineated in maps produced by the Puerto Rico Planning Board and Government Development Administration; (ii) the exclusive right to conduct all types of authorized betting, both at El Comandante and off-track, anywhere in Puerto Rico, based on races held at El Comandante; and (iii) the right to hold a minimum 180 day or night race days per year. The Operating License requires payment of an annual license fee, currently $250,000.

     HDA has the primary obligation to ensure that ECOC complies with all terms and provisions of the Operating License and applicable regulations and orders of the Racing Board.

     S & E Network Inc., Television Stations and Agreements with Paxson

     On November 17, 1994 S&E acquired the assets and broadcast licenses (the "TV Licenses") of three dormant Television Stations under certain agreements (the "TV Purchase Agreements") that required total payments and assumption of
(PAGE)
rescheduled debts of approximately $2 million. S&E commenced broadcasting six hours a day in January 1995 on a test basis and increased the testing to eighteen hours a day in April 1995. It officially launched the television network under the trade name of TELENET on June 26, 1995.

     On August 30, 1996 HDA closed the sale to Paxson of a 50% interest in S&E, at which time HDA received $4 million and assumed approximately $1.7 million of S&E's debt (see Note 7). Upon closing, Paxson assumed responsibility for managing the Television Stations. HDA funded approximately $1 million in transaction costs in connection with the sale, including capital expenditures, employee severance costs and payment of certain liabilities of S&E. The sale was made pursuant to certain agreements effective February 1996, one of which required Paxson to pay fees of $23,333 monthly to S&E and to provide programming (mainly infomercials) and certain other services to S&E until closing. Paxson was also entitled to 50% of S&E's operating cash flow generated during that period. Commencing September 1996, HDA accounted for its investment in S&E under the equity method of accounting until January 1997 when Paxson purchased the remaining 50% interest in S&E for $7 million.

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

Racing operations at V Centenario commenced on April 29, 1995. At December 31, 1996, there were 230 off track betting ("OTB") agencies in the Dominican Republic.


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

     New Pronouncements

     In 1996, the Company implemented SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 establishes standards for identifying impairment for long-lived assets and certain identifiable intangibles to be held and used by an entity. Generally, if the sum of the expected future cash flows (undiscounted and (PAGE) without interest charges) is less than the carrying amount of the asset, an impairment loss is assumed to have occurred. An adjustment to reflect this impairment would be recorded to the extent that an asset's market value was less than its carrying value. As of December 31, 1996, no adjustment has been recorded under SFAS No. 121.

     Rental Income from El Comandante Race Track

     Rental income represents rent earned under the El Comandante Lease (see
Note 9). Basic Rent, as defined in Note 9, is recognized when wagering commissions are earned by ECOC. Fixed Rent, as defined in Note 9, was recognized in 1995 and 1994 in equal monthly installments.

     Revenues from Dominican Republic Racing

     Commissions on wagering represent income earned by Galapagos on El Comandante races simulcasted into the Dominican Republic and on races held at V Centenario (see Note 10). Other revenues include income earned on the Jockey Club and food services operations.

     Revenues from Television Stations

     Revenues from Television Stations represent income earned by S&E until August 1996 while HDA consolidated the accounts of S&E into its financial statements. The revenues were primarily (i) from contracts for the production and broadcasting of television programs which was recognized when the programs had been completed and delivered, (ii) advertising income from sale of air time, recognized at the time of broadcast and (iii) fees paid by Paxson since February 1996 (see Note 2), recognized monthly. Revenues from Television Stations included income earned from a contract with ECOC (see Note 11) of $452,000 for the eight months ended August 31, 1996 and of $547,000 for the period after March 8, 1995 to December 31, 1995. During the 1996 period, revenues from Television Stations also included HDA's $55,533 share of S&E's net income for the period after August 31, 1996, recognized under the equity method of accounting for investments.

     Cash Equivalents

     The Company considers as cash equivalents certificates of deposit with an issuance to maturity term of six months or less. Management intends to hold these certificates until maturity.

     Property and Equipment of the Race Tracks

     Land, buildings and improvements, and equipment are stated at cost plus a step-up of $5,650,000 of El Comandante assets on March 8, 1995 resulting from the issuance of Units of the Company to HDAMC for a 15% profits interest in HDA. Composite depreciation is calculated for the property related to El Comandante, using the straight-line method, over the estimated useful lives of the buildings and equipment; five to seven years for machinery and equipment,
35  years   for  buildings  and   10  to  15  years  for  land  improvements.
Under the composite depreciation method, any gain or loss of property retired or sold is charged against accumulated depreciation, unless the amount involved is material. Depreciation, using the straight-line method, commenced May 1, 1995 for the property and equipment related to V Centenario where racing commenced on April 29, 1995.


(PAGE)
     TV Licenses and Property and Equipment of the Television Stations

     The TV Licenses and land and equipment used in the operation of the Television Stations at December 31, 1995 are stated at cost. Depreciation and amortization of S&E was included in the accompanying consolidated financial statements through August 1996 when HDA sold a 50% interest in S&E and ceased consolidating the accounts of S&E in its financial statements. Composite depreciation was calculated for the property and equipment acquired under the TV Purchase Agreements. All property and equipment was depreciated using the straight-line method over their estimated useful lives, ranging from 5 to 10 years. The TV Licenses were amortized using the straight-line method over a period of 20 years. Depreciation and amortization commenced July 1, 1995.

     Deferred Costs

     Deferred financing costs are being amortized since December 5, 1993 over the 10 year life of the first mortgage notes using the interest method. Organizational and other costs related to El Comandante are being amortized using the straight-line method over a period of 5 to 15 years that commenced on December 15, 1989. Organizational and other costs related to V Centenario are being amortized using the straight-line method over a period of five years ending May 1, 2000.

     Deferred costs related to Television Stations at December 31, 1995 included a noncompetition agreement entered into in connection with the acquisition of the Television Stations and certain organizational, start-up and other costs which were being amortized, using the straight-line method, over a period of 3 to 10 years that commenced July 1, 1995. Upon the closing of the sale to Paxson on August 30, 1996, S&E wrote-off approximately $1 million of deferred costs and broadcast contract rights which did not have any future benefit to S&E under Paxson's management of the Television Stations. The write-off has been included in the accompanying consolidated financial statements as a reduction of the gain from the sale of the 50% interest in the Television Stations.

     Currencies

     HDA consolidates its accounts with Galapagos whose functional currency is Dominican Republic pesos ("RD$"), although United States dollars ("US$") are also a recording currency. US$ are exchanged into RD$ and vice versa through commercial banks and/or the Central Bank of the Dominican Republic. Galapagos remeasures its monetary assets and liabilities recorded in US$ into RD$ using the exchange rate in effect at the balance sheet date (the "current rate") and all other assets and liabilities and capital accounts, at the historical rates. Galapagos then translates its financial statements from RD$ into US$ using the current rate, for all assets and liabilities, and the average exchange rate prevailing during the year for results of operations. Net exchange gains or losses resulting from remeasurement of accounts, together with gains or losses from foreign currency transactions are included in operating results of Dominican Republic racing. In 1996 Galapagos recognized a net loss of $82,000 (included in operating costs) and in 1995 recognized a net gain of $37,000 (included in other revenues). Also, the following accumulated net losses from changes in exchange rates are included in the partners' deficit:
                                                  December 31,
                                           ----------------------------
                                           1996            1995
                                           ------------    ------------
   Translation of assets and
     liabilities                           $    126,950    $     26,700
(PAGE)
   Unsettled intercompany transactions
     of a long term nature                        -              66,600
                                           ------------    ------------
                                           $    126,950    $     93,300
                                           ============    ============


     The exchange rates as of December 31, 1996 and December 31, 1995 were US$1.00 to RD$13.97 and US$1.00 to RD$13.46, respectively and the average exchange rate prevailing during the year ended December 31, 1996 was US$1.00 to RD$13.75.


4.  INVESTMENT IN HDA:

     In August 1994 IBC and a subsidiary of IGC, Interstate General Properties Limited Partnership S.E. ("IGP"), together transferred a 67% interest in the profits and 26.35% interest in the capital of HDA to the Company as capital contributions, which transfers were accounted for at book value. On March 8, 1995, HDAMC transferred an additional 15% interest in the profits and a portion of its capital interest of HDA to the Company in exchange for 1,205,245 Units which were valued at $5,650,000, resulting in a step-up of the cost of El Comandante assets by that amount. On February 7, 1996, (i) HDAMC transferred to the Company its remaining capital interest in HDA for no additional consideration, and (ii) IGP transferred to the Company all but 1% of its profits and capital interest in HDA, as capital contributions. As a result of these transactions the Company now holds an 82% interest in both the profits and capital of HDA.

     Prior to March 8, 1995, the Company accounted for its investment in HDA under the equity method of accounting. Because HDA is a limited liability partnership, the original partners of HDA only recorded equity in losses of HDA until their investments in HDA were reduced to zero. HDA had an accumulated deficit at the time the partners transferred their interests in HDA to the Company in August 1994. Since the Company received its interest in HDA as capital contributions from related parties whose investments in HDA were zero, the Company did not record any investment in HDA and adopted the same accounting treatment of not recognizing equity in earnings of HDA until HDA's accumulated deficit was eliminated. The Company did, however, recognize revenues of $134,000 and $300,004 in the years ended December 31, 1995 and 1994, respectively, from cash distributions that were received from HDA prior to consolidation of HDA's accounts in the Company's financial statements effective March 8, 1995.

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


5.  RECEIVABLES FROM EL COMANDANTE OPERATING COMPANY, INC.:

     Receivables from ECOC as of December 31, 1996 and 1995 consist of (i) a note receivable and accrued interest of $796,203 and $1,020,164, respectively, and (ii) unpaid rent under the El Comandante Lease of $1,984,213 and $796,146,
(PAGE)
respectively. The note accrues interest at 5.75% and is due in monthly installments of $30,309, including interest, over a three year period that commenced May 1, 1996.

     Under the El Comandante Lease, ECOC is required to pay HDA its Basic Rent for each race day on the 29th day following such racing day. Unless paid by the 29th day the Basic Rent becomes due and payable and constitutes an extension of credit. Under the Indenture (as defined in Note 6), the maximum outstanding amount of credit that HDA can extend is $2 million, including the note and the Basic Rent that has become due and payable. ECOC's payable to HDA has increased in the first quarter of 1997 to an amount that approaches the limit estalished in the El Comandante Lease and the Indenture.

     HDA amended the El Comandante Lease effective January 1, 1997 to (i) provide for HDA, upon ECOC's request, to pay the annual racing license fee of $250,000 (previously paid by ECOC) commencing with year 1997 and, (ii) permit ECOC, subject to the approval of the holders of First Mortgage Notes, to obtain financing of its loans to horseowners which will increase ECOC's 1997 cash position by approximately $335,000. Also, HDA will seek approval of the holders of its First Mortgage Notes to make, together with Galapagos' Minority Stockholders, an additional investment in Galapagos, to provide Galapagos with working capital and funds to pay its debt to ECOC, which amounted to approximately $900,000 at December 31, 1996. The payment of Galapagos debt to ECOC will in turn provide funds to ECOC to reduce its debt to HDA. Furthermore, ECOC management is forecasting positive cash flow from El Comandante operations in 1997. HDA believes that appropriate steps have been taken to improve ECOC's liquidity and that, assuming Galapagos reduces its debt to ECOC, HDA's receivable from ECOC will remain below the level that would cause an event of default under the El Comandante Lease and the Indenture.


6.  LIABILITIES RELATED TO RACE TRACKS:

     First Mortgage Notes

     Pursuant to a private offering made in December 15, 1993, El Comandante Capital Corp. ("ECCC"), a single-purpose wholly owned subsidiary of HDA, issued first mortgage notes in the aggregate principal amount of $68 million (the "First Mortgage Notes") under an indenture dated December 15, 1993 (the "Indenture") between ECCC, HDA and Banco Popular de Puerto Rico, as trustee (the "Trustee"), and HDAMC issued Warrants to purchase 68,000 shares of Class A Common Stock of HDAMC. As a result of the Distribution, in March 1995 the Warrants automatically became exercisable to purchase Units of the Company from HDAMC. Upon issuance of the Warrants, HDAMC and HDA recorded additional equity of $1,912,800, equal to the fair value of the Warrants of $2,040,000, less offering costs of $127,200, and recorded debt discount of $2,040,000. Such debt discount is being amortized using the interest method over the term of the First Mortgage Notes. The First Mortgage Notes mature on December 15, 2003 and bear interest at 11.75% from December 15, 1993, payable semiannually.

     Payment of the First Mortgage Notes is guaranteed by HDA and the First Mortgage Notes are secured by a first mortgage on El Comandante and by certain other collateral which together encompass a lien on (i) the fee interests of HDA in the land and fixtures comprising El Comandante, (ii) all property rights of HDA in and to all related equipment, structures, machinery and other property, including intangible property, ancillary to the operations of El Comandante, (iii) substantially all of the other assets and property of HDA and ECOC, including the capital stock of ECCC owned by HDA.
(PAGE)
     ECCC is required to redeem First Mortgage Notes in the principal amount of $6,800,000 on December 15, 2000, $10,200,000 on December 15, 2001 and 2002,
and the balance at maturity. ECCC and HDA may redeem First Mortgage Notes on or after December 15, 1998 at the following redemption prices (expressed as percentages of principal amount): if redeemed during the 12-month period beginning December 15 of years 1998 at 104.125%, 1999 at 102.75%, 2000 at
101.5%, and 2001 and thereafter at 100% of principal amount, in each case together with accrued and unpaid interest. Any such redemptions would offset the mandatory redemptions due December 15, 2000, 2001 and 2002.

     ECCC also may redeem up to one-third of the principal amount of the First Mortgage Notes from net proceeds of an equity offering by HDA at any time on or before December 15, 1996 at a redemption price of 110% of the principal amount. ECCC is required to offer to purchase First Mortgage Notes, at face value, to the extent that HDA has accumulated excess cash flow, asset sales with net proceeds in excess of $5 million ("Excess Proceeds Offer"), or a total taking or casualty, or in the event of a change of control of HDA. Due to the sale of the remaining 50% interest in S&E in January 1997, HDA is required to use approximately $7.5 million of these proceeds to redeem First Mortgage Notes, at par, to the extent these proceeds are not invested in HDA's racing business by January 1998. HDA made an Excess Proceeds Offer, which expired on March 25, 1997, to redeem up to $5 million of First Mortgage Notes and expects to use the remaining $2.5 million (i) as investment in Galapagos,
(ii) for capital improvements for El Comandante, and/or (iii) as an offer to redeem additional First Mortgage Notes. In response to the Excess Proceeds Offer, First Mortgage Notes in the principal amount of $737,000 were tendered and subsequently redeemed and the remaining $4,263,000 will be retained by HDA for business purposes permitted by the Indenture.

     The Indenture contains certain covenants, one of which restricts the amount of distributions to HDA's partners, including the Company. Permitted distributions include amounts intended to be sufficient to provide funds for HDA's partners to pay income taxes on their allocable share of HDA's taxable income ("Tax Distributions"). Tax Distributions are equal to the higher of
(i) 8.4% plus the higher of the then applicable federal personal or corporate income tax rate or (ii) the higher of the then applicable Puerto Rico personal or corporate income tax rate, multiplied by HDA's consolidated net income.
HDA is permitted to make additional cash distributions to partners and other Restricted Payments, as defined under the Indenture, equal to 44.25% of the excess of HDA's cumulative consolidated net income after December 31, 1993 over the cumulative amount of the Tax Distributions, provided that HDA meets a certain minimum debt coverage ratio. HDA does not yet meet the debt coverage ratio.

     Minority Interest in Galapagos

     A founders' agreement between HDA and the Minority Stockholders of Galapagos (the "Founders Agreement") gives HDA the right to make calls for stockholder loans, up to a maximum of $3,516,000, to be provided in accordance with ownership interests. As of December 31, 1995, HDA had made loans of $1,842,500, which were eliminated in the accompanying consolidated financial statements, and the Minority Stockholders had made loans of $1,507,750. These loans bore interest at a rate equal to 2% over prime rate, which at December 31, 1995 was 10.5%. In 1996 HDA and the Minority Stockholders contributed these loans to the capital of Galapagos and forgave accrued interest thereon. The minority interest in Galapagos represents the Minority Stockholders' investment (loans and/or capital), net of their share of Galapagos' accumulated losses.
(PAGE)
     Notes Payable

     Galapagos has obtained a $1.1 million line of credit from a financial institution for the acquisition of wagering equipment for off-track betting agencies in the Dominican Republic. The loans are guaranteed by HDA and collateralized by wagering equipment. The notes are payable in monthly installments, including interest at 10.75%, as follows:

     Original Loans
     Under Line           Monthly        Number of          Period
     of Credit            Payment        Installments       Ending
     -------------     -------------     -------------      -------------
       $106,168            $ 4,759            25            July 1998
        448,000             11,525            48            July 1999
        101,525              2,612            48            December 1999
         92,250              2,373            48            December 2000


7.  LIABILITIES RELATED TO TELEVISION STATIONS:

     In connection with the first sale to Paxson on August 30, 1996, HDA assumed S&E's obligations under a note payable and TV Purchase Agreements.

     The note payable consisted of a $1.4 million loan that was obtained in September 22, 1995 for the financing of equipment of the Television Stations. The note was payable in monthly installments of $23,788, including interest at 10.75%, for a period of 7 years. In September 1996, HDA prepaid the $1,270,700 balance of the note.

     The obligation under TV Purchase Agreements consisted of a non-interest bearing debt assumed in connection with the acquisition of the Television Stations, payable in monthly installments of $9,357, including imputed interest at 12%, through October 2001. In December 1996, and in connection with the second sale to Paxson of its remaining 50% interest in S&E, HDA was required to prepay the $542,706 balance of the debt to eliminate liens on S&E's properties. The unamortized imputed interest of $132,400 which was deferred in the books will be written-off in 1997 as a cost of the second sale to Paxson which was closed in January 1997.


8.  OTHER LIABILITIES:

     Notes Payable

     During 1995 the Company borrowed $850,000 from a bank. The loan was payable in quarterly installments of $100,000 commencing May 31, 1995 and the Company assigned to the bank the first $100,000 of quarterly distributions from HDA. The December 31, 1995 loan balance was $550,000 and in May 1996 it was increased to $700,000, also payable in quarterly installments of $100,000 commencing August 31, 1996 and a final payment of $200,000 in November 1997. As of December 31, 1996 the loan balance was $500,000. The interest is payable monthly based on the Citibank prime rate plus 2%, which at December 31, 1996 and December 31, 1995 was 10.25% and 10.5%, respectively.

     Unsecured Partner's Loans

     During 1996 and 1995 the Company received advances from IGC. The outstanding payables to IGC, including accrued interest, were $415,883 and $211,629 at December 31, 1996 and 1995, respectively. The advances accrue interest based on the Citibank prime rate plus 1%, which at December 31, 1996
(PAGE)
and 1995 was 9.25% and 9.5%, respectively. The principal amount of the outstanding loans at December 31, 1996 was converted into a prommisory note which is due and payable, together with accrued interest, on June 30, 1997.


9.  EL COMANDANTE LEASE:

     El Comandante is operated by ECOC pursuant to the Operating License issued annually pursuant to a 15-year exclusive franchise ending December 2004 covering the San Juan Region of Puerto Rico (see Note 2).

     The El Comandante Lease with ECOC expires December 14, 2004. The El Comandante Lease provides for payment of rent consisting of 25% ("Basic Rent") of the annual commissions earned by ECOC ("ECOC Commissions"). ECOC Commissions consist of all payments received by ECOC on all monies wagered with respect to horse racing occurring at El Comandante, whether wagered at El Comandante or at other betting facilities in Puerto Rico or any other country.

Through December 31, 1995 the El Comandante Lease also provided for payment of certain fixed rent ("Fixed Rent") of $150,000 in 1994 and $400,000 in 1995.

     The El Comandante Lease provides for ECOC to pay all El Comandante expenses except that, pursuant to (i) an amendment effective January 1, 1996, HDA assumed the obligation to pay real property taxes on El Comandante and
(ii) an amendment effective January 1, 1997, HDA assumed the obligation to pay, upon ECOC's request, the annual racing license fee. The El Comandante Lease also contains certain covenants of ECOC including maintenance obligations; financial reporting requirements; insurance requirements; compliance with laws; limitations on indebtedness; limitations on liens; limitations on other activities; limitations on affiliate transactions; acceptance of EMC consulting services; and acceptance of amendments necessary to maintain HDA's tax status. Pursuant to the amendment executed by HDA effective January 1, 1997, HDA agreed that ECOC could obtain financing, not to exceed $1 million, to enable ECOC to make loans to horseowners for the purchase of horses. The amendment to permit the $1 million of financing is subject to the approval of the holders of the First Mortgage Notes.

     The following events of default under the El Comandante Lease are also events of default under the Indenture: ECOC's failure to (i) pay Basic Rent, in the aggregate, in an amount equal to one month's average Basic Rent (based on the preceding 12 months) for a period of 30 days, (ii) maintain the required insurance coverage, (iii) comply with any covenant relating to the maintenance, repair, condition or improvement of El Comandante, or (iv) comply with any covenant restricting ECOC's ability to create liens on El Comandante or to become liable for any indebtedness, other than capital leases and trade payables incurred in the ordinary course of business, indebtedness to HDA and certain indebtedness to a former owner of ECOC.

     ECOC granted a security interest in substantially all of its assets (excluding cash) to HDA to secure ECOC's obligations under the El Comandante Lease, which security interest was then assigned to the Trustee as additional security for HDA's obligations under the First Mortgage Notes. If the El Comandante Lease is terminated prior to December 2004, ECOC will assign the Operating License to HDA to the extent permitted by law and sell at book value its equipment to HDA. Also, HDA would be required to assume up to $1.9 million of ECOC's obligations under the agreements with a former owner of ECOC.

(PAGE)
     The El Comandante Lease provides for either party to ask for renegotiation during the period of July 1 to August 31, 1997 with the results of such renegotiations to be effective on January 1, 1998.


10.  DOMINICAN REPUBLIC OPERATIONS:

     On September 28, 1994, Galapagos entered into an agreement with the Dominican Republic Government pursuant to which Galapagos leases and operates V Centenario (the "V Centenario Lease") for an initial term of 10 years which commenced April 1995. The V Centenario Lease also provides Galapagos with the right to develop off-track betting in the Dominican Republic and the exclusive right to simulcast horse races, including El Comandante races, into the Dominican Republic. The V Centenario Lease may be renewed for additional ten year periods by mutual agreement of the parties. A portion of wagering in the Dominican Republic is set aside and reserved for covering losses from currency fluctuations and for other purposes approved by the Dominican Republic Racing Commission, including use by Galapagos for advertising, television and radio coverage and marketing costs.

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

     Galapagos receives wagering services, software and equipment under a service agreement with Autotote Systems, Inc. ("Autotote") for a ten year period ending March 15, 2005. Service fees during 1995 are .65% (.0065) of total wagering and thereafter are the greater of (a) .65% of total wagering or
(b) $150,000 in 1996, $175,000 in 1997 and thereafter $200,000 annually.

     As required under the Founders Agreement, ECOC provides executive management services to Galapagos pursuant to a management agreement for the term of the V Centenario Lease ("ECOC Management Agreement"). Fees to ECOC under the ECOC Management Agreement consist of 1% of wagering on simulcasted races and on V Centenario Wagering, with a maximum amount of $250,000
annually, adjusted by CPI commencing January 1996.   During the year ended
December 31, 1996 and 1995, Galapagos incurred fees of $236,000 and $141,000, respectively. Galapagos also reimburses ECOC for out-of-pocket expenses related to Galapagos.

     A corporation controlled by one of the Minority Stockholders of Galapagos has entered into a contract to operate a new electronic lottery in the Dominican Republic and Galapagos has agreed to provide the wagering distribution system for the lottery, which is scheduled to commence in June 1997. Galapagos has executed an agreement to sub-contract substantially all of its responsibilities for the distribution system to Autotote. Lottery games will be sold at OTB agencies of Galapagos and at lottery agencies selected by the operator. The lottery agencies will also take Pick 6 pool wagers on Galapagos' live and simulcasted races. Galapagos' fees (net of fees
(PAGE)
to Autotote) will be 1% of gross lottery sales at lottery agencies and 2% of gross lottery sales at OTB agencies. In addition, the lottery operator will pay Galapagos $100 per month for each OTB agency that sells lottery games as reimbursement for its share of telephone costs.

     Assets and liabilities related to Dominican Republic racing amounted to $2,649,000 and $2,529,000, respectively, as of December 31, 1996 and to $3,125,000 and $2,985,000, respectively, as of December 31, 1995.


11.  S&E and Television Contracts with ECOC

     In 1995 ECOC entered into an agreement with S&E for the broadcast of a four-hour television program for all races run at El Comandante. For the period from January 1995 to January 1996, S&E was responsible for the production of the racing show and was entitled to revenues from sales of advertising time. The agreement required fixed monthly payments by ECOC to S&E of $56,000.

     In connection with the first sale to Paxson, ECOC and S&E entered into a new agreement (the "S&E-ECOC Agreement") for broadcast time which was effective February 1, 1996. Pursuant to the S&E-ECOC Agreement, ECOC purchases a minimum of 910 hours of television time at $725 per hour (minimum annual amount of $659,750), adjusted annually by CPI, or $900, also subject to CPI adjustments, if ECOC needs television time after 7:00 PM. ECOC assumed responsibility for producing the racing show and directing the broadcasts and is entitled to the revenues from its sales of advertising time during the broadcasts of the racing program. The term of the S&E-ECOC Agreement expires January 31, 2000 but is renewable for succesive one year terms at ECOC's option.

     In connection with the second sale to Paxson in January 1997, HDA entered into a broadcast agreement (the "HDA-S&E Agreement") with S&E for broadcast time for the same minimum number of hours and the same rates as the S&E-ECOC Agreement. The HDA-S&E Agreement is non-cancellable by either party for ten years and thereafter can be cancelled by HDA at five year intervals or by S&E upon payment of liquidated damages of $2 million plus CPI after January 1997. The S&E-ECOC Agreement will remain in place unless ECOC terminates that agreement and accepts an assignment of the HDA-S&E Agreement. HDA has offered to assign the HDA-S&E Agreement to ECOC for an initial term ending January 31, 2002 with an option to extend for additional five years terms. The proposed rates per hour to be paid by ECOC are $525 the first year and $800 during the next four years, plus CPI. Thereafter the rates would be identical to the rates to be paid by HDA to S&E.

     IF ECOC does not accept the assignment offer, S&E will continue to broadcast ECOC's racing program under the S&E-ECOC Agreement. If ECOC should terminate the S&E-ECOC Agreement on January 31, 2000 or thereafter as a result of selecting some other television station or finding an alternative way of transmitting its television signal to the public, HDA would be obligated, pursuant to the HDA-S&E Agreement, to purchase the broadcast time from S&E until January 2007 and resell it to other parties.


12.  UNIT INCENTIVE AWARDS

     Five employees of the Company's managing general partner, EMC, who were previously employed by IGP, participated in IGC's Unit Incentive Plan and Unit Option Plan ("IGC's Employee Plans"). Effective December 31, 1996 the
(PAGE)
Company agreed, pursuant to the terms of a Control Transfer Agreement (see
Note 15), to provide these employees with unit incentive awards ("Replacement Awards") that provide benefits substantially equivalent to the awards in IGC's Employee Plans.

     When the Company assumed the obligations for the Replacement Awards, IGC transferred to the Company 75,000 of its unregistered Class A limited Partnership Units ("IGC Units") and reduced the Company's obligation to deliver its Units to IGC from 100,000 to 50,000 Units (See Note 1 -- Outstanding Warrants and Options). There are 20,000 IGC Units that are allocated to unit options held by one employee. Upon exercise of any portion of these options, the Company is required under the Control Transfer Agreement to deliver to IGC the $4.00 exercise price that it receives. Upon lapse of any portion of these options, the Company is required to return to IGC the unused portion of the 20,000 IGC Units.

     Under the Replacement Awards, the Unit Appreciation Rights entitle the holders to receive upon exercise, an amount payable in cash, Units of the Company, IGC Units or some combination thereof, as determined by EMC's Directors. The amount received upon exercise is based on the excess of the fair market value of the IGC's Units on the exercise date, plus 50% of the fair market value of the Company's Units on the exercise date, over the $4 base price of the Unit Appreciation Rights. These plans are summarized on the following tables:
                                         Unit
                                         Appreciation       Unit
                                         Rights (UAR)       Options
                                         ------------       -----------
Number outstanding at December 31, 1996     76,500             20,000
                                         ============       ===========

     At December 31, 1996, the dates that UAR and options become exercisable and the expiration dates are as follows:

                                     Options          UAR            UAR
                                     Expiring       Expiring       Expiring
                                       1-1-03        5-15-04       10-18-04
                                   ----------     ----------     ----------
Options and UAR exercisable as of
  December 31, 1996                    20,000         22,600          8,000
  May 15, 1997                          -             11,300          -
  October 18, 1997                      -              -              4,000
  May 15, 1998                          -             11,300          -
  October 18, 1998                      -              -              4,000
  May 15, 1999                          -             11,300          -
  October 18, 1999                      -              -              4,000
                                   ----------     ----------     ----------
                                       20,000         56,500         20,000
                                   ==========     ==========     ==========

13.  MANAGEMENT AGREEMENTS:

     The Company does not have any employees. The Company's activities are presently managed by one of its general partners, EMC, pursuant to the partnership agreement, without compensation. The Company reimburses EMC for its costs and expenses, including compensation of officers and directors, in excess of amounts EMC receives from other sources, which sources are primarily collections for services pursuant to a racing consulting agreement with ECOC, cash distributions from its 1% interest in the Company, fees pursuant to the
(PAGE)
management agreement with HDA, and reimbursements for services rendered to IGP and IGC since August 16, 1996.

     Two former employees of IGP were transferred to EMC on August 16, 1996 and they continue to render limited services to IGC and IGP. A portion of their employment costs, based on the amount of time spent on IGP and IGC matters, are reimbursed to EMC pursuant to the terms of the Control Transfer Agreement (see Note 15).

     Prior to August 16, 1996 all administrative support services were provided by IGC and IGP to EMC and the Company pursuant to a three-year support agreement effective as of February 6, 1995 ("IGC Support Agreement"). Since that date IGC and IGP continue to provide limited services to the Company pursuant to the Support Agreement and the Company reimburses them for expenses incurred in providing such services. Also, effective August 1996 IBC has been providing certain accounting services to the Company in exchange for a fee of $5,000 in the third quarter of 1996 and a monthly fee of $1,000 thereafter.

     HDA does not have any employees. HDA's activities were managed by IGP pursuant to a management agreement (the "Management Agreement") until August 1996 when it was assigned to EMC. The Management Agreement has a term of 15 years ending December 31, 2004. Management fees, effective December 15, 1993, are $250,000 per annum payable monthly in equal installments, with annual CPI adjustments after 1993.


14.  INCOME TAXES:

     Federal Income Taxes

     The Company and HDA have been organized as partnerships, which are not taxable entities for federal income tax purposes and incur no federal income tax liability. Instead, each partner is required to take into account in computing its income tax liability such partner's allocable share of the Company's and HDA's income. VJC and ECCC are corporations subject to federal income tax on their taxable income and a current provision for ECCC income taxes of $5,860 and $4,950 has been provided for the years ended December 31, 1996 and 1995, respectively.

     The reconciliation between the Company's consolidated net book income
(loss) and net taxable loss per United States partnership return allocable to holders of Units for the years ended December 31, 1996 and 1995 is as follows:

                                       1996                     1995
                             -----------------------   ----------------------
                                Total       Per Unit      Total      Per Unit
                             -----------    --------   -----------   --------
Net income (loss) per books  $   827,223    $   0.13   $  (591,285)  $  (0.10)
Taxable (income) loss not
  allocable to Unitholders    (1,226,754)      (0.20)   (1,168,309)     (0.19)
Book income from HDA before
  consolidation and unrecorded
  minority interests               -           -           345,361       0.06
Difference in gain from sale
  of 50% interest in
  Television Stations         (1,286,325)      (0.21)        -          -
Additional tax depreciation     (169,827)      (0.03)     (576,185)     (0.09)

(PAGE)
Losses from corporate
  subsidiaries not
  deductible by the Company    1,617,945        0.26     2,315,405       0.37
Write-off of receivables
  from VJC                       (30,991)       -         (387,412)     (0.06)
Other, none of which is
  individually significant        96,027        0.02      (153,785)     (0.02)
                             -----------    --------   -----------   --------
Net taxable loss             $  (172,702)   $  (0.03)  $  (216,210)  $  (0.03)
                             ===========    ========   ===========   ========

     Puerto Rico Income Taxes

     HDA, a partnership organized under the laws of the Commonwealth of Puerto Rico, received a ruling from the Puerto Rico Treasury Department approving its special partnership status effective January 1, 1993. As a special partnership, HDA is not a taxable entity in Puerto Rico. Instead, HDA's partners are taxed on their distributive share of HDA's taxable income. As a result of its investment in HDA, the Company is subject to Puerto Rico income tax as a foreign corporation. As such, it pays Puerto Rico income tax on its Puerto Rico source income, which is its distributable share of HDA's net taxable income. Residents of the United States who are unitholders in the Company are generally entitled to a federal tax credit for their prorata share of Puerto Rico income taxes paid by the Company. Under the Puerto Rico Internal Revenue Code of 1994, effective for taxable years commencing after June 30, 1995, (i) the Company is not considered to be engaged in a Puerto Rico trade or business solely by reason of being a partner in HDA, (ii) the Company's distributive share of HDA's taxable income is taxed at a 29% tax rate and, (iii) distributions by the Company to residents of the United States are not subject to income and withholding taxes. A current provision for income taxes of $257,300 and $217,200 for the years ended December 31, 1996 and 1995, respectively, has been provided in the accompanying consolidated financial statements as a result of the Company's tax liability for its distributable share of HDA's net taxable income. The deferred income tax provision for the years ended December 31, 1996 and 1995 includes a provision of $156,020 and a credit of $10,170, respectively, related to the difference between the tax basis of the Company's investment in HDA and the amount reported in the financial statements.

     S&E is a corporation organized under the laws of the Commonwealth of Puerto Rico and was subject to Puerto Rico income tax. Since S&E had accumulated net operating losses, no provision for Puerto Rico income tax was recorded.

     Dominican Republic Income Tax

     Galapagos is a Dominican Republic corporation subject to income taxes on taxable income generated in the Dominican Republic. Since Galapagos has accumulated net operating losses, no provision for Dominican Republic income tax has been recorded. However, HDA was subject to withholding taxes in Dominican Republic upon interest collected from Galapagos on its stockholder loans, which loans and interest were eliminated in the accompanying consolidated financial statements. These loans were contributed to the capital of Galapagos and accrued interest forgiven in 1996 before any interest had been collected. The deferred income tax provision for the years ended December 31, 1996 includes a credit of $19,161 for the reversal of prior year's taxes on interest that was forgiven.

(PAGE)
     Net Operating Losses

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


15.  RELATED PARTY TRANSACTIONS:

     IBC, IGC, IGP, HDA, EMC and the Company entered into a Control Transfer Agreement effective as of December 31, 1996, as amended, with respect to the following matters: (i) IGC sold its stock in EMC to IBC, (ii) IBC agreed to use its best efforts to obtain approval of Nasdaq to the continued listing of the Company's Units following the substitution of IBC for IGC as a general partner and, following such approval, IGC agreed it will transfer its general partnership interest in the Company to IBC, (iii) the Company agreed to grant Replacement Awards (see Note 12) to five employees transferred from IGP to EMC and, to fund EMC's obligations under the Replacement Awards, the number of Units of the Company that it previously agreed to make available to IGC in connection with the Distribution was reduced from 100,000 to 50,000 Units and IGC transfered 75,000 IGC Units to the Company, (iv) IGP assigned its interest in the HDA Management Agreement to EMC effective August 16, 1996, (v) IBC agreed to provide certain accounting services to the Company commencing in the third quarter of 1996, (vi) EMC agreed that two officers who were IGP employees until August 16, 1996 would continue to provide certain administrative, management and tax services to IGC and IGP (one serves as a director of IGC's managing general partner without compensation) and IGC and IGP agreed to reimburse EMC for the employees' time spent on those matters,
(vii) IBC irrevocably assigned to IGC all rights to any distributions received by EMC from the Company in respect to EMC's general partnership interest in the Company to the extent that such distributions and other cash receipts of EMC exceed EMC's expenses incurred in the ordinary course of business in its capacity as managing general partner of the Company.

     The following represents a summary of amounts accrued with respect to services rendered by certain related parties during the years ended December 31, 1996, 1995 and 1994 (in the case of HDA, for the periods after March 8, 1995):

  Services Rendered                           For the years ended December 31,
-----------------------                       --------------------------------

 To              By           Concept            1996       1995       1994
-----------   --------- --------------------- ---------- ---------- ----------
HDA           HDAMC     Directors fees and
                        expenses                  -          5,500      -
HDA           IGP       Management Agreement    169,278    215,400      -
HDA           EMC       Management Agreement    101,414      -          -
The Company   IBC       Accounting Services       8,000      -          -
The Company   IGC/IGP   Support Agreement       117,198    254,364      -
The Company   EMC       Expenses in excess of
                        receipts                 54,783      -          -
The Company   EMC       Directors fees and
                        expenses                 71,500     36,069      -

(PAGE)
16.  LEGAL PROCEEDINGS

     On December 30, 1996 the Racing Board issued an order seeking to impose certain obligations on HDA, ECOC and Paxson in conjunction with the second sale of S&E, including that (i) in addition to live racing broadcasts, ECOC must rebroadcast races at times of lesser audience, (ii) any broadcast agreement for races must be approved by the Racing Board, and (iii) HDA, ECOC and Paxson must indemnify third parties for any losses suffered from any discontinuance of racing telecasts and, to secure this indemnity, HDA and ECOC must post a $4 million bond. On January 21, 1997 HDA filed with the Racing Board a motion for reconsideration of the order arguing that the Racing Board failed to comply with applicable administrative procedures in issuing the order and that the Racing Board lacked jurisdiction to impose conditions on the S&E sale. The Racing Board held a hearing on March 4, 1997 and determined to postpone ruling until another, as yet unscheduled, hearing could be held. Based upon facts available to date, Management and legal counsel believe that none of such actions will have a material adverse effect on the Company's financial position or results of operations.


17.  DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

                                December 31, 1996       December 31, 1995
                             ------------------------ ------------------------
                                          Carrying                  Carrying
                             Fair Value   Value       Fair Value    Value
                             -----------  ----------- -----------   ----------

Cash and cash equivalents    $ 4,268,029  $ 4,268,029 $   814,292   $  814,292
Receivables from ECOC-
  Note and accrued interest      756,350      796,203     940,000    1,020,164
First Mortgage Notes          64,600,000   66,403,739  58,000,000   66,239,879
Payable to stockholders            -            -       1,597,916    1,597,916
Notes payable                  1,143,560    1,143,560   2,439,410    2,439,410
Obligations under TV
  Purchase Agreements              -            -         474,661      474,661


     The carrying value of cash and cash equivalents approximates fair value because of the liquid nature of these assets. The note receivable from ECOC bears interest at a rate lower than prime rate and accordingly, was discounted based on the expected collection date assuming a rate of 10.5%. The fair value of the First Mortgage Notes was based on the market price as quoted by a brokerage firm that trades the First Mortgage Notes. The carrying value of notes payable and obligations under TV Purchase Agreements approximates fair value because these obligations bear interest at market.


18.  UNAUDITED PROFORMA CONSOLIDATED STATEMENTS OF INCOME (LOSS):

     The Company acquired a 67% interest in profits of HDA in August 1994 and increased its interest in profits to 82% on March 8, 1995. The following unaudited proforma consolidated statement of income (loss) for the years ended
(PAGE)
December 31, 1995 and 1994 are based upon the historical consolidated statement of the Company and VJC, and HDA and subsidiaries, and were prepared as if the acquisition by the Company of its 82% interest in HDA's profits, the elimination of certain approval rights of HDAMC, the Distribution, and the issuance of 1,205,245 Units to HDAMC had all occurred on January 1, 1994. The unaudited proforma consolidated statement is not necessarily indicative of what the actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1995, and does not purport to represent the results of operations for future periods. In Management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.















































(PAGE)
18. UNAUDITED PROFORMA CONSOLIDATED STATEMENTS OF INCOME (LOSS) (continued):

                       FOR THE YEARS ENDED DECEMBER 31,
                    (In thousands except per unit amounts)
                                          1996         1995         1994
                                       ----------   ----------   ----------
                                       Historical    Proforma     Proforma
                                        (Audited)   (Unaudited)  (Unaudited)
REVENUES:
  Rental income from El Comandante
     Race Track                        $   14,322   $   14,333   $   14,774
  Dominican Republic racing-
     Commissions on wagering                4,513        2,725        -
     Other revenues                           523          373        -
  Television Stations                       1,725        1,511        -
  Gain from sale of 50% interest in
     Television Stations                      581        -            -
  Interest income                             232          114          840
                                       ----------   ----------   ----------
     Total revenues                        21,896       19,056       15,614
                                       ----------   ----------   ----------
EXPENSES:
  Financial                                 9,048        9,002        8,616
  Depreciation                              2,508        2,163        1,788
  General and administrative                1,807        1,227          455
  Operating costs of Dominican
     Republic racing                        5,972        4,413           42
  Operating costs of Television
     Stations                               1,461        2,695          237
  Other costs                               -              265        2,320
                                       ----------   ----------   ----------
     Total expenses                        20,796       19,765       13,458
                                       ----------   ----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES AND
  MINORITY INTERESTS                        1,100         (709)       2,156

PROVISION FOR INCOME TAXES                    400          511        1,035

MINORITY INTERESTS                           (127)        (770)          (3)
                                       ----------   ----------   ----------
NET INCOME (LOSS)                      $      827   $     (450)  $    1,124
                                       ==========   ==========   ==========
ALLOCATION OF NET INCOME (LOSS):
  General partners                     $        8   $       (4)  $       11
  Limited partners                            819         (446)       1,113
                                       ----------   ----------   ----------
                                       $      827   $     (450)  $    1,124
                                       ==========   ==========   ==========
NET INCOME (LOSS) PER UNIT             $      .13   $    (0.07)  $      .18
                                       ==========   ==========   ==========
WEIGHTED AVERAGE UNITS OUTSTANDING          6,334        6,334        6,334
                                       ==========   ==========   ==========







(PAGE)
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
El Comandante Operating Company, Inc.:

We have audited the accompanying statements of net assets (liabilities) of El Comandante Operating Company, Inc. (a Puerto Rico nonstock corporation) (ECOC) as of December 31, 1996 and 1995, and the related statements of revenues and expenses, changes in net assets (liabilities) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of ECOC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets (liabilities) of El Comandante Operating Company, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, effective August 1, 1994, El Comandante Operating Company was reorganized by means of a merger into ECOC, which became the surviving entity. The financial statements relating to periods prior to August 1, 1994, were restated to reflect the financial position and results of operations of the new reporting entity.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II - Allowance for Doubtful Accounts Receivable is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP
March 27, 1997
San Juan, Puerto Rico










(PAGE)
                    EL COMANDANTE OPERATING COMPANY, INC.
                      STATEMENTS OF REVENUES AND EXPENSES
                       FOR THE YEARS ENDED DECEMBER 31,


                                        1996         1995         1994
                                     -----------  -----------  -----------
REVENUES:
  Commissions on wagering            $57,285,607  $55,731,364  $58,497,279
  Other                                2,728,516    2,329,179    2,550,112
                                     -----------  -----------  -----------
     Total revenues                   60,014,123   58,060,543   61,047,391
                                     -----------  -----------  -----------
EXPENSES:
  Payments to horse owners and
     horse owners'association         28,561,893   27,851,823   29,358,224
  Track rent                          14,321,402   14,332,841   14,774,318
  Salaries, wages and employee
     benefits                          7,314,033    6,866,856    6,256,806
  Operating expenses                   5,721,396    5,853,875    6,157,862
  General and administrative           2,804,546    2,783,343    2,875,903
  Marketing and satellite
     transmission costs                2,607,337    2,178,155    1,550,681
                                     -----------  -----------  -----------
     Total expenses                   61,330,607   59,866,893   60,973,794
                                     -----------  -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES     (1,316,484)  (1,806,350)      73,597

CREDIT FOR DEFERRED INCOME TAXES         (94,200)     (53,007)    (160,130)
                                     -----------  -----------  -----------
NET INCOME (LOSS)                    $(1,222,284) $(1,753,343) $   233,727
                                     ===========  ===========  ===========


















                    The accompanying notes are an integral
                           part of these statements.






(PAGE)
                     EL COMANDANTE OPERATING COMPANY, INC.

                    STATEMENTS OF NET ASSETS (LIABILITIES)

                                                      December 31,
                                                ------------------------
                                                   1996          1995
                                                -----------  -----------

ASSETS:
  CURRENT ASSETS:
    Cash, including restricted cash of
      $494,653 and $903,562, respectively       $ 1,116,330  $ 2,883,447
    Accounts receivable, net                      1,379,932      954,809
    Prepayments and supplies inventory              242,468      291,717
    Notes receivable                                335,248      310,944
                                                -----------  -----------
       Total current assets                       3,073,978    4,440,917
                                                -----------  -----------
  DEFERRED COSTS, net:
    Organizational costs                             28,015       36,355
    Deferred tax asset                              652,337      558,137
    Telecommunication installation costs            185,905      257,829
    Noncompetition agreement                        145,833      395,833
                                                -----------  -----------
      Total deferred costs                        1,012,090    1,248,154
                                                -----------  -----------
  FURNITURE AND EQUIPMENT, net                    3,964,066    3,469,371
                                                -----------  -----------
      Total assets                              $ 8,050,134  $ 9,158,442
                                                -----------  -----------




























(PAGE)
                     EL COMANDANTE OPERATING COMPANY, INC.

                    STATEMENTS OF NET ASSETS (LIABILITIES)

                                  (continued)

                                                      December 31,
                                                ------------------------
                                                   1996          1995
                                                -----------  -----------

LIABILITIES:
  CURRENT LIABILITIES:
    Current portion of capital lease
      obligations                               $   707,917  $   560,128
    Rent payable to Housing Development
       Associates S.E. ("HDA")                    1,984,213      796,146
    Accounts payable and accrued liabilities      3,299,930    2,911,948
    Outstanding winning tickets and refunds         784,897    2,095,794
                                                -----------  -----------
      Total current liabilities                   6,776,957    6,364,016
                                                -----------  -----------
  CAPITAL LEASE OBLIGATIONS                       1,223,557    1,318,962
                                                -----------  -----------

  NOTE PAYABLE TO HDA, and accrued interest         796,203    1,020,164
                                                -----------  -----------

  OTHER LIABILITIES:
    Notes                                         2,450,000    2,450,000
    Accrued interest                                145,303      124,902
                                                -----------  -----------
                                                  2,595,303    2,574,902
                                                -----------  -----------
      Total liabilities                          11,392,020   11,278,044
                                                -----------  -----------
NET ASSETS (LIABILITIES)                        $(3,341,886) $(2,119,602)
                                                ===========  ===========

















                  The accompanying notes are an integral part
                             of these statements.


(PAGE)
                     EL COMANDANTE OPERATING COMPANY, INC.

               STATEMENTS OF CHANGES IN NET ASSETS (LIABILITIES)

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996



                                                   Amount
                                                -------------
BALANCES, December 31, 1993                     $    150,014

  Net income for the year                            233,727

  Contributions of cash                              250,000

  Acquisition of shareholder's interest in
    ECOC in connection with its reorganization
      into a nonstock corporation                 (1,000,000)
                                                ------------
BALANCES, December 31, 1994                         (366,259)

   Net loss for the year                          (1,753,343)
                                                ------------
BALANCES, December 31, 1995                       (2,119,602)

  Net loss for the year                           (1,222,284)
                                                ------------
BALANCES, December 31, 1996                     $ (3,341,886)
                                                ============



























                  The accompanying notes are an integral part
                             of these statements.
(PAGE)
                     EL COMANDANTE OPERATING COMPANY, INC.
                           STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31,

                                         1996          1995          1994
                                      -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                   $(1,222,284)  $(1,753,343)  $   233,727
                                      -----------   -----------   -----------
  Adjustments to reconcile net income
    (loss) to net cash provided by
     (used in) operating activities-
      Depreciation and amortization       698,102       590,244       565,333
      Deferred tax credit                 (94,200)      (53,007)     (160,130)
      Provision for bad debts             100,008       100,000       225,968
      Amortization of noncompetition
       agreement                          250,000       250,000       104,167
      (Increase) decrease in current
        assets-
        Accounts receivable              (503,621)     (361,232)     (136,011)
        Prepayments and supplies
         inventory                         49,249       306,905      (106,179)
      Increase (decrease) in current
       liabilities-
        Accounts payable and accrued
         liabilities                      387,982       100,302       295,554
        Outstanding winning tickets
         and refunds                   (1,310,897)      501,042       689,422
        Accrued interest                   20,401        42,244        20,282
        Rent payable                    1,188,069       796,146         -
                                      -----------   -----------   -----------
           Total adjustments              785,093     2,272,644     1,498,406
                                      -----------   -----------   -----------
           Net cash (used in) provided
             by operating activities     (437,191)      519,301     1,732,133
                                      -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase (decrease) in notes
    receivable                            (24,304)       72,995      (215,978)
  Capital expenditures                   (484,196)     (411,167)     (226,049)
  Payments of telecommunication
    installation costs                     (9,586)      (17,738)      (28,692)
                                      -----------   -----------   -----------
     Net cash used in investing
      activities                         (518,086)     (355,910)     (470,719)
                                      -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable                -         1,000,000         -
  Payments on note payable               (207,594)        -             -
  Payments of capital lease
   obligations                           (604,246)     (488,275)     (288,387)
  Payments of organizational costs          -            (6,470)      (41,700)
  Cash contributions                        -             -           250,000
                                      -----------   -----------   -----------
     Net cash (used in) provided by
       financing activities              (811,840)      505,255       (80,087)
                                      -----------   -----------   -----------



(PAGE)
                     EL COMANDANTE OPERATING COMPANY, INC.
                           STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31,


                                  (continued)

                                         1996          1995          1994
                                      -----------   -----------   -----------

NET (DECREASE) INCREASE IN CASH        (1,767,117)      668,646     1,181,327

CASH, beginning of year                 2,883,447     2,214,801     1,033,474
                                      -----------   -----------   -----------
CASH, end of year                     $ 1,116,330   $ 2,883,447   $ 2,214,801
                                      ===========   ===========   ===========

SUPPLEMENTAL INFORMATION:
  Interest paid                       $   168,849   $   246,495   $   228,600

NONCASH TRANSACTIONS:
  Equipment acquired through
     capital leases                       656,630       429,211       602,542
  Issuance of notes payable                 -             -         1,750,000































                  The accompanying notes are an integral part
                             of these statements.


(PAGE)
                     EL COMANDANTE OPERATING COMPANY, INC.

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

     Commissions on Wagering

     ECOC earns commissions ("ECOC Commissions") on bets placed on El Comandante's thoroughbred horse races through wagering facilities at El Comandante and at wagering facilities located at independently owned off-track betting agencies throughout Puerto Rico, and from wagering on races simulcasted outside Puerto Rico, principally to Dominican Republic. ECOC offers bettors win and place, daily double, exacta, quiniela and pool wagering. Commissions are based on percentages of wagers established by law and vary for the different types of wagers in Puerto Rico, as follows: 26% of daily double and pool wagers; 20% of exacta and quiniela wagers; and 25% of losing wagers on win and place wagers. ECOC Commissions on wagers in Puerto Rico during the years ended December 31, 1996, 1995 and 1994 averaged 21.27%, 20.56% and 20.31%, respectively. Commissions on simulcasted races are negotiated with wagering facilities outside Puerto Rico. ECOC Commissions on wagers on simulcasted races during the years ended December 31, 1996 and 1995 averaged 6.20% and 6.36%, respectively.

     Restricted Cash

     Restricted cash represents (i) accumulated cash in the "Pool Pote" which is funded by 4% of the amounts payable to winners of the daily Pick 6 pool and
(ii) a bonus amount which is added to the Pick 6 pool payout of predetermined
race days.   The Pool Pote is paid out when there is a sole pool winner or when it reaches $1.5 million, $500,000 is paid out as part of the regular Pick-6 pool on the following Sunday or Holiday. The corresponding payables are recorded as part of the liability for outstanding winning tickets and
(PAGE)
refunds.

     Accounts Receivable

     Accounts receivable include balances from pool agents, simulcasting commissions, fees earned under a management agreement described in Note 4 and other miscellaneous amounts. As of December 31, 1996 and 1995, reserves for doubtful accounts amounted to $292,087 and $171,735, respectively.

     Notes Receivable

     Notes receivable consist of unsecured short term loans to horse owners, with interest at 2% over prime rate and with various maturity dates. These loans provide financing to horse owners to purchase horses as a means to improve the quality of racing. ECOC has advised the Confederacion Hipica de Puerto Rico (the "Confederacion"), a horse owners' association, that its credit line to all members of the Confederacion, as a group, will not exceed $500,000 and it will not extend credit in excess of $50,000 to any single owner, nor lend more than 80% of the purchase price of any horse.

     Organizational Costs

     Legal fees and other costs incurred in the reorganization of ECOC into a nonstock corporation were recorded as deferred costs and are amortized on a straight-line basis over a period of five years that commenced on August 1, 1994. Amortization expense for the years ended December 31, 1996, 1995 and 1994 was $8,340, $8,340 and $3,475, respectively.

     Telecommunication Installation Costs

     These costs are related to the installation of telephone lines by Puerto Rico Telephone Company ("PRTC") and to excise taxes on the off-track telecommunication equipment. The costs are amortized on a straight-line basis over the remaining life of an agreement with PRTC expiring on April 1, 1999. Amortization expense for the years ended December 31, 1996, 1995 and 1994 was $60,000 in each period.

     Noncompetition Agreement

     These costs are related to a Noncompetition Agreement entered into with the majority owner of Supra and former President of ECOC which prohibits him from investing or participating in horse racing operations anywhere in the Caribbean for a period of three years from August 1, 1994. The amount of $750,000 payable under the agreement was recorded as a deferred cost and is being amortized on a straight-line basis over the noncompete period. Amortization expense for the years ended December 31, 1996, 1995 and 1994 was $250,000, $250,000 and $104,167, respectively.

     Furniture and Equipment

     Furniture and equipment is stated at cost and depreciated on a straight-line basis over their estimated useful lives, which range from 5 to 10 years. Major replacements and improvements are capitalized and depreciated over their estimated useful lives.

     Repairs and maintenance are charged to expense when incurred. As of December 31, 1996 and 1995, furniture and equipment was as follows:

(PAGE)
                                                    December 31,
                                             --------------------------
                                                1996            1995
                                             ----------     -----------
     Furniture                               $  399,088     $   338,314
     Equipment                                4,948,516       3,987,222
     Motor vehicles                             799,145         726,138
                                             ----------     -----------
                                              6,146,749       5,051,674
     Less - Accumulated depreciation         (2,182,683)     (1,582,303)
                                             ----------     -----------
                                             $3,964,066     $ 3,469,371
                                             ==========     ===========

     For information with respect to pledged assets, see Note 4.

     Working Capital

     At December 31, 1996, current liabilities exceed current assets. Management believes that the following sources of cash will enable ECOC to reduce its payables, including rent to HDA, and improve its cash position in 1997:

     1. ECOC has receivables from Galapagos, S.A. ("Galapagos") of $900,000 at December 31, 1996 for commissions on simulcasted races to the Dominican Republic, management fees and reimbursable out-of-pocket costs. ECOC has been advised that the stockholders of Galapagos, including HDA, plan to make capital contributions to Galapagos in 1997 to enable Galapagos to pay this debt in full.

     2. Management is forecasting increased wagering at El Comandante as a result of the planned introduction of two new bets (Pick 3 pool bet and trifecta) in the second quarter of 1997 and increased wagering on simulcasting from additional off track betting agencies to be opened in the Dominican Republic by Galapagos.

     3. HDA agreed to pay ECOC's license fee of $250,000 and has offered to ammend the El Comandante Lease, and, subject to the approval of holders of HDA's first mortgage notes, to permit ECOC to borrow up to $1 million to fund loans to horseowners, which would improve ECOC's 1997 cash position by approximately $335,000.

     4. Better control over operating costs with budgeted decreases in controllable costs.


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



     The net periodic pension expense for the years ended December 31, 1996, 1995 and 1994, respectively, included the following components:
(PAGE)
                                           1996        1995        1994
                                        ----------  ----------  ----------
Service cost                            $  80,475   $  88,613   $  42,041
Interest cost                              54,471      44,982      36,201
Actual return on plan assets              (29,061)    (13,768)    (12,024)
Amortization of transitional asset         16,690      (1,701)     (1,464)
                                        ----------  ----------  ----------
Net pension expense                     $ 122,575   $ 118,126   $  64,754
                                        ==========  ==========  ==========

     Reconciliation of the funded status and the amounts recognized in the accompanying statements of net assets (liabilities) follows:

                                           1996        1995        1994
                                        ----------  ----------  ----------
Accumulated benefit obligations -
  Vested                                $ 383,675   $ 350,061   $ 177,572
  Non-vested                               23,828      15,400      28,058
                                        ----------  ----------  ----------
                                        $ 407,503   $ 365,461   $ 205,630
                                        ==========  ==========  ==========

Actuarial present value of projected
benefit obligations                      (723,857)  $(661,354)  $(494,392)
Plan assets at fair value                 352,889     333,167     336,118
                                        ----------  ----------  ----------
Under funded status                      (370,968)   (328,187)   (158,274)
Item not yet recognized in earnings -
  Unrecognized transitional obligation    234,975     198,008     100,221
                                        ----------  ----------  ----------
Accrued pension expense                 $(135,993)  $(130,179)  $ (58,053)
                                        ==========  ==========  ==========

     Assumptions used for the above computations included:

                                           1996        1995        1994
Discount rate                               8%          8%          8%
Expected rate of increase in future
  compensation levels                       5%          5%          5%
Expected long-term rate of return on
  assets                                    8%          8%          8%


4.   THE OPERATING LICENSE, EL COMANDANTE LEASE AND OTHER COMMITMENTS:

     Operating License

     On December 15, 1989, the Puerto Rico Racing Board (the "Racing Board") granted a license to ECOC to operate El Comandante, which will expire on December 14, 2004 (the "Operating License"). The Operating License provides ECOC with: (1) the exclusive right to operate a race track in the area of Puerto Rico known as the San Juan Region, which approximates the northern half of Puerto Rico, as delineated in maps produced by the Puerto Rico Planning Board and Government Development Administration; (2) the exclusive right to conduct all types of authorized betting, both at El Comandante and off-track, anywhere in Puerto Rico, based on races held at El Comandante; and (3) the right to hold a minimum of 180 day or night race days per year. The Operating License requires payment of an annual license fee, currently $250,000.

(PAGE)
     Upon its expiration in December 2004, there can be no assurance that a new Operating License will be issued to ECOC if ECOC's lease of El Comandante is extended beyond that date. However, ECOC and the prior owner of El Comandante have continuously operated the only thoroughbred racing facility in Puerto Rico since 1957.

     El Comandante's horse racing and pari-mutuel wagering operations are subject to substantial government regulation. Pursuant to the Puerto Rico Horse Racing Industry and Sport Act (the "Racing Act"), the Racing Board and the Puerto Rico Racing Administrator (the "Racing Administrator") exercise significant regulatory control over ECOC's racing and wagering operations.
For example, the Racing Administrator determines the monthly racing program for El Comandante and approves the number of annual race days in excess of the statutory minimum of 180. The Racing Act also apportions payments of the wagering handle and thus the Racing Act could be amended through legislation to reduce the share of monies wagered that would be available as ECOC Commissions. The Racing Board consists of three persons appointed to four-year terms by the Governor of Puerto Rico. The Racing Administrator is also appointed by the Governor for a four-year term.

     El Comandante Lease

     HDA has leased El Comandante to ECOC under a lease agreement, as amended, (the "El Comandante Lease") for a term of 15 years ending December 14, 2004. The El Comandante Lease provides for payment of rent consisting of 25% of the annual ECOC Commissions ("Basic Rent"). Through December 31, 1995 the El Comandante Lease also provided for payment of certain fixed rent ("Fixed Rent") of $150,000 in 1994 and $400,000 in 1995.

     The El Comandante Lease provides for ECOC to pay all El Comandante expenses except that, pursuant to an amendment effective January 1, 1996, HDA assumed the obligation to pay real property taxes on El Comandante. The El Comandante Lease also contains certain covenants of ECOC including obligations to spend not less than $500,000 per calendar year, adjusted from a base year of 1993 according to the CPI, to repair and maintain El Comandante and related facilities; financial reporting requirements; insurance requirements; compliance with laws; limitations on indebtedness; limitations on liens; limitations on other activities; limitations on affiliate transactions; acceptance of EMC consulting services; and acceptance of amendments necessary to maintain HDA's tax status.

     ECOC granted a security interest in substantially all of its assets (excluding cash) to HDA to secure ECOC's obligations under the El Comandante Lease, which security interest was then assigned as additional security for first mortgage notes of HDA. If the El Comandante Lease is terminated prior to December 2004, ECOC will assign its Operating License to HDA to the extent permitted by law and sell at book value its equipment to HDA.

     The El Comandante Lease provides for either party to ask for renegotiation during the period of July 1 to August 31, 1997 with the results of such renegotiation to be effective on January 1, 1998.

     Reorganization of ECOC

     On December 13, 1993, ECOC entered into a series of agreements with Supra and its majority owner ("Supra Agreements") incident to the reorganization of ECOC as a Puerto Rico nonstock corporation (the "ECOC Reorganization"). The Supra Agreements provide for ECOC to pay accrued interest and principal on a note payable to Supra in the principal amount of $200,000, to purchase ECOC's stock owned by Supra for $1,000,000 and to pay $500,000 to Supra and Supra's
(PAGE)
majority owner as compensation for past services rendered in connection with management of ECOC. On December 15, 1993, Interstate General Properties Limited Partnership S.E. ("IGP") purchased from Supra an 80% interest in the $200,000 note.

     In addition, the majority owner of Supra and former President of ECOC entered into a Noncompetition Agreement that became effective upon the ECOC Reorganization and prohibits him from investing or participating in horse racing operations anywhere in the Caribbean for a period of three years. The Noncompetition Agreement provides for payment of $750,000.

     The obligations under the Supra Agreements and Noncompetition Agreement are subordinated to ECOC's working capital cash balance of $700,000, excluding restricted cash and payables to winning bettors, and donations of $300,000 per year. Thereafter, until the obligations are paid, Supra and its majority owner will have priority on ECOC's Excess Cash Flow, as defined in the Supra Agreements, after payment of the Basic Rent, provided that ECOC has a working capital cash balance of at least $700,000. No payments of these obligations have been made as of December 31, 1996.

     On August 1, 1994, the ECOC Reorganization was completed as follows: (i) ECOC assigned the rights under the Supra Agreements and Noncompetition Agreement to a Puerto Rico nonstock corporation, El Comandante Operating Company, Inc. ("New ECOC"), which assumed the obligations to Supra and its majority owner and became a 40% owner of ECOC; (ii) HDA contributed its 60% interest in ECOC to ECOC's capital and consequently, New ECOC became the 100% owner of ECOC; and (iii) ECOC was merged into New ECOC, which became the surviving entity and continues the same business conducted by ECOC and assumed all of ECOC's responsibilities under the El Comandante Lease and the Operating License. At the time of the ECOC Reorganization, ECOC recorded additional obligations of $1,750,000 to Supra and its majority owner for the purchase price of ECOC's stock owned by Supra and the amount payable under the Noncompetition Agreement. ECOC is required to distribute its net cash flow (after payment of rent and operating expenses, taxes, certain obligations to Supra and funding of working capital) for charitable, educational and other matters of public interest in Puerto Rico.

     Consulting Agreement

     Pursuant to a consulting agreement between ECOC and IGP executed on December 15, 1993 (the "Consulting Agreement"), and as required under the El Comandante Lease, ECOC retained as executive management three racing consultants then employed by IGP. In April 1996, IGP assigned its interest in the Consulting Agreement to Equus Management Company ("EMC") and the three racing consultants became employees of EMC. Except for $25,000 of the salary and related payroll costs of one consultant, ECOC reimburses all of payroll and fringe benefit costs with respect to the employment of the consultants. Fees incurred by ECOC pursuant to the Consulting Agreement during the years ended December 31, 1996, 1995 and 1994 were $894,000, $871,000 and $778,000, respectively.

     Horse Owners' Agreement and Wagering Service Agreement

     ECOC has an agreement with the Confederacion whereby 50% of wagering commissions received by ECOC on races held at El Comandante are to be paid to the Confederacion through April 1, 1998, plus an annual fixed amount of $55,000 from 1993 to 1998. The Confederacion also receives a minimum of $500 per race day for ECOC's wagering commissions on El Comandante races simulcasted outside Puerto Rico ("Simulcasting Commissions") and when
(PAGE)
Simulcasting Commissions exceed simulcasting expenses plus $500, the Confederacion receives $500 plus 50% of Simulcasting Commissions.

     ECOC receives wagering services, software and equipment under a service agreement with Autotote Systems, Inc, effective through March 15, 2005. The service agreement requires minimum annual payments which consist of the greater of $800,800 annually or .65% (.0065) of total wagering. The Confederacion agreed to reimburse ECOC an amount equal to .325% (.00325) of wagering for each race day up to a maximum of $3,461 per race day until April 1998. An amendment to the agreement effective January 1, 1996 included a formula to calculate the maximum annual contribution, which amount was $773,226 for 1996, versus $886,016 which would have been the contribution based on $3,461 per race day.

     Management Services Agreement

     ECOC provides executive management services to Galapagos pursuant to a management agreement effective September 28, 1994. Fees are the lesser of (i) 1% of amounts wagered on races run at the government owned V Centenario Race Track in the Dominican Republic which is operated by Galapagos, and on El Comandante races simulcasted in the Dominican Republic or (ii) $250,000 annually, adjusted by CPI commencing January 1996. During the years ended December 31, 1996 and 1995, ECOC earned fees of $236,000 and $141,000, respectively. Galapagos also reimburses ECOC for out-of-pocket expenses related to the services.

     Television Contracts

     Since commencing the on-line wagering system in 1992, ECOC has arranged for live broadcasts of El Comandante's races via commercial television in Puerto Rico. In 1995 ECOC entered into an agreement with S & E Network Inc. ("S&E"), the owner of three UHF television stations network known as TELENET, for the broadcast of all races run at El Comandante. ECOC also agreed to pay $150,000 for certain improvements to provide facilities at El Comandante for S&E's television studio and administrative offices. For the period from January 1995 to January 1996, S&E was also responsible for the production of the racing show and was entitled to revenues from sales of advertising time. The agreement required fixed monthly payments by ECOC to S&E of $56,000.

     ECOC and S&E entered into a new agreement (the "S&E-ECOC Agreement") effective February 1, 1996 which requires ECOC to purchase a minimum of 910 hours of television time at $725 per hour (minimum annual amount of $659,750), adjusted annually by CPI, or $900, also subject to CPI adjustments, if ECOC needs television time after 7:00 PM. ECOC assumed responsibility for producing the racing show and directing the broadcasts and is entitled to the revenues from its sales of advertising time during the broadcasts of the racing program. The term of the S&E-ECOC Agreement expires January 31, 2000 but is renewable for succesive one year terms at ECOC's option.


5.  CAPITAL LEASE OBLIGATIONS:

     ECOC has entered into certain equipment lease agreements which have been classified as capital leases. The present value of future minimum lease payments under capital leases is as follows:



(PAGE)
     Due during year
     ending December 31,
          1997...........................................$  707,917
          1998...........................................   688,283
          1999...........................................   357,531
          2000...........................................   100,708
          2001...........................................    46,962
          Thereafter.....................................    30,073
                                                         ----------
          Minimum lease payments......................... 1,931,474
          Less  - Current portion........................  (707,917)
                                                         ----------
                                                         $1,223,557
                                                         ==========

6.  PAYABLES TO HOUSING DEVELOPMENT ASSOCIATES S.E.:

     The payables to HDA as of December 31, 1996 and 1995 consists of (i) a note payable and accrued interest of $796,203 and $1,020,164, respectively, and (ii) unpaid rent under the El Comandante Lease of $1,984,213 and $796,146, respectively. The note accrues interest at 5.75% and is payable in monthly installments of $30,309, including interest, over a three year period that commenced May 1, 1996.

     Under the El Comandante Lease ECOC is required to pay HDA its Basic Rent for each race day on the 29th day following such racing day. ECOC's failure to pay Basic Rent, in the aggregate, in an amount equal to one month's average Basic Rent (based on the preceding 12 months) for a period of 30 days is an event of default under the El Comandante Lease. ECOC is not in default of this lease covenant.


7.  OTHER LIABILITIES:

     Other liabilities consist of unsecured notes of $160,000 to IGP and $40,000 to Supra, including accrued interest, and $500,000 of accrued past service costs payable to Supra and Supra's majority owner under the Supra Agreements. They also include $1,750,000 payable to Supra and Supra's majority owner for the purchase of ECOC's stock and for the amount payable under the Noncompetition Agreement. The unsecured notes bear interest at 2.5% over the prime rate, without a stated maturity date. The interest rate at December 31, 1996 and 1995 was 10.75% and 11%, respectively.


8.  INCOME TAXES:

     Deferred tax assets of $652,337 and $558,137, net of valuation allowances of $1,342,047 and $1,419,433, were recorded as of December 31, 1996 and 1995, respectively. These assets arise from the difference between the tax basis of certain liabilities and their reported amounts in the financial statements (which will result in deductible amounts in future years when such liabilities are finally settled) and from the benefits of net operating loss carryforwards ("NOL") which are available to offset future taxable income and expire in various dates through 2003.

     The deferred credit for income taxes for the years ended December 31, 1996 and 1995 is net of an increase in the valuation allowance of $310,493 and $572,943, respectively.

(PAGE)
9.  LEGAL PROCEEDINGS:

     HDA sold its interest in S&E in sales closed in August 1996 (50% interest) and January 1997 (50% interest). On December 30, 1996 the Racing Board issued an order seeking to impose certain obligations on HDA, ECOC and the current owner of S&E in conjunction with the sale of S&E by HDA, including that (i) in addition to live racing broadcasts, ECOC must rebroadcast races at times of lesser audience, (ii) any broadcast agreement for races must be approved by the Racing Board, and (iii) HDA, ECOC and the current owner of S&E must indemnify third parties for any losses suffered from any discontinuance of racing telecasts and, to secure this indemnity, HDA and ECOC must post a $4 million bond. The Racing Board held a hearing on March 4, 1997 and determined to postpone ruling until another, as yet unscheduled, hearing could be held. Also, ECOC has been named as a defendant in various lawsuits arising out of its normal business operations, including employment-related claims. Based upon facts available to date, management and legal counsel believe that none of such actions will have a material adverse effect on ECOC's financial position or results of operations.


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

                                December 31, 1996       December 31, 1995
                             ------------------------ ------------------------
                                          Carrying                  Carrying
                             Fair Value   Value       Fair Value    Value
                             -----------  ----------- -----------   ----------

Cash                         $ 1,116,330  $ 1,116,330 $ 2,883,447   $2,883,447
Notes receivable                 335,248      335,248     310,944      310,944
Capital lease obligations      1,931,474    1,931,474   1,879,090    1,879,090
Note payable to HDA and
  accrued interest               756,350      796,203     940,000    1,020,164
Other liabilities              2,595,303    2,595,303   2,574,902    2,574,902


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







(PAGE)
                    EL COMANDANTE OPERATING COMPANY, INC.


           SCHEDULE -II- ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE



    For Year      Balance     Provision                              Balance
    ended         Beginning   Charged to                             End of
    December 31,  of Year     Expense       Write-Offs   Recoveries  Year
    ------------  ----------  -----------   ----------   ----------  ---------
       1994         567,450      225,968     (679,538)     135,007    248,887

       1995         248,887      100,000     (192,025)      14,873    171,735

       1996         171,735      100,008            0       20,344    292,087


    In late 1991, ECOC commenced a conversion of off-track betting agencies to an on-line system. Under the on-line system, ECOC now has daily receivables from agents for the difference between amounts wagered at the agencies, less
(1) payouts made by agents to winnings bettors and (2) agents' commissions. Commencing in 1992, the provision for bad debts and the write-off of uncollectible receivables increased significantly as a result of (1) this change in way of doing business through agents, (2) the significant increase in wagering resulting from the on-line system, which increases the amount of daily receivables and (3) certain inconviniences in the conversion of agencies to the on-line system.
































(PAGE)
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

        FINANCIAL DISCLOSURE

    Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AND EMC

General Partners; Managing Partner of the Company

    The General Partners of the Company are IGC and EMC. EMC is the Managing General Partner and, as such, has full and exclusive responsibility and authority to manage the Company, including declaring and authorizing cash distributions, making employment decisions, determining executive compensation and making investment decisions and other decisions normally made by executive officers and directors of a corporation.

    EMC was incorporated on July 29, 1994 under the Delaware General Corporation Law as a wholly owned subsidiary of IGC. Effective December 31, 1996 IGC transferred all of the common stock of EMC to IBC, an affiliate of IGC. EMC does not engage in any significant activities other than managing the business of the Company. EMC is governed by its Board of Directors, which currently consists of five persons. Directors will be elected in the future either by IBC, as the parent company of EMC, or by the directors then holding office subject to certain limitations, including that at least two of the directors be independent of the Company, IBC and IGC. Thus, Unitholders do not have the power to elect EMC's directors. The officers of EMC are elected by its Board of Directors. At present, one of EMC's directors is a director of IGC's managing general partner and one is an officer and director of IBC.

    Approximately 99.4% of IBC is owned by the adult children of James J. and Barbara A. Wilson. IGC is managed by its Managing General Partner, Interstate General Management Corporation ("IGMC"). The Wilson family and companies controlled by them, including IBC, hold a 54.1% interest in IGC.

Directors and Executive Officers of the Company and EMC

    The table below sets forth the name, age and positions with the Company and EMC of each director and executive officer of EMC and each executive officer of the Company. James J. Wilson resigned as a director in March 1996.

John E. Hans resigned as a director in August 1996. J. Michael Wilson resigned as a director in September 1996 and was replaced by Kevin Wilson.

     Name                     Age       Positions with the Company and EMC

Donald G. Blakeman            64        President of EMC and the Company;
                                        Director of EMC

Juan M. Rivera-Gonzalez       49        Vice President of EMC and Executive

                                        Vice President of the Company

Donald Drew                   56        Senior Vice President of EMC

Gretchen Gronau               32        Vice President, Chief Financial
                                        Officer and Treasurer of EMC
(PAGE)
                                        and the Company
Rafael Otero                  41        Vice President of EMC

Donald J. Kevane              65        Director of EMC

Alberto M. Paracchini         64        Director of EMC

Barbara A. Wilson             60        Director and Secretary of EMC

Kevin Wilson                  38        Director of EMC

Certain additional information concerning the above persons is set forth below.

     Donald G. Blakeman has been the President of EMC, the Company and HDA since January 1996 and a Director of EMC since its formation in 1994. Prior to January 1996, he was Executive Vice President and Chief Financial Officer of EMC since its formation in 1994, and Executive Vice President of HDA since
its formation in 1989.   He has been a Director of Interstate General
Management Corporation ("IGMC"), the managing partner of IGC, since its formation in 1986. He was Executive Vice President of IGC and IGMC from 1986 until August 1996 and Secretary from December 1990 to 1995. He was a Director of IGC's predecessor companies from 1970 to 1990 and served in various executive positions in those companies.

     Juan M. Rivera-Gonzalez has been Executive Vice President of the Company since January 1996 and was a Vice President of the Company from September 1995 to January 1996. He has been a Vice President of EMC since January 1996. He was a Vice President of IGC from 1993 to April 1996. From April 1991 to January 1994 he was President and General Manager of ECOC.

     Donald Drew has been a Senior Vice President of EMC since its formation in 1994 and was a Director from its formation in 1994 to January 1996. He was a Senior Vice President of IGC from February 1992 to April 1996. He was President of HDA from December 1993 to January 1996.

     Gretchen Gronau has been Vice President and Chief Financial Officer of the Company and EMC since August 1996. From May 1990 to August 1996 she served in various tax and financial management positions with IGC, including Vice President from August, 1994 to August, 1996.

     Rafael Otero has been a Vice President of EMC since April 1996.  He
joined IGC in July, 1987.   From 1987 to April 1996 he was an employee of IGC
or ECOC and served in the following positions: Vice President of IGC from February 1992 to April 1993; Treasurer and Senior Vice President of ECOC from April 1993 to December 1993; Vice President of IGC from December 1993 to April 1996.

     Donald J. Kevane has been a Director of EMC since its formation in 1994. He is a certified public accountant and senior partner in the Puerto Rico accounting firm of Kevane Peterson Soto & Pasarell, which he founded in 1975. He is also a director of Venture Capital Fund, Inc., a Puerto Rico-based venture capital firm.

     Alberto M. Paracchini has been a Director of EMC since its formation in 1994. He has been a director of BanPonce Corporation since January 1991, was
Chairman of the Board from January 1991 to April 1993.   He is Vice Chairman
of the Board of Puerto Rican Cement Company, Inc. and a director of Venture Capital Fund, Inc., a Puerto Rico-based venture capital firm.
(PAGE)
     Barbara A. Wilson has been a Director of EMC since January 1996 and IGMC since December 1995. She has been a Director of Interstate Business Corporation since 1987, Chairman of the Board since March 1996, Secretary since 1990 and Treasurer since 1993.

     Kevin Wilson has been a Director of EMC since September 1996. He has been the President, Director and majority owner since 1989 of Community Homes, Inc., a homebuilding company of which he was a co-founder.

Section 16(a) Beneficial Ownership Reporting Requirements

     Kevin Wilson filed late on March 31, 1997 a Form 5 to report his beneficial ownership of Units during 1996. Barbara Wilson has not yet filed one Form 4 with respect to an indirect acquisition of Units in December 1996 by Wilson Family Limited Partnership in which she has a 1% general partnership interest.

ITEM 11.   EXECUTIVE COMPENSATION

     The Company does not have any employees.   EMC has five employees who are
officers of EMC and/or the Company, and were previously employees of Interstate General Properties Limited Partnership S.E. ("IGP"), a subsidiary of IGC. Three of these officers, Messrs. Drew, Rivera and Otero, became employees of EMC on April 22, 1996. They render services to ECOC pursuant to a consulting agreement and all of their compensation and related costs, except for $25,000 of Mr. Rivera's annual salary and related costs which are paid by the Company, were reimbursed by ECOC to IGP until April 22, 1996 and are now reimbursed by ECOC to EMC (See Item 13-- ECOC Consulting Agreement). The other two officers, Mr. Blakeman and Ms. Gronau, became employees of EMC on August 16, 1996. They continue to render limited services to IGC and IGP and a portion of their employment costs, based on amount of time spent on IGC and IGP matters, are reimbursed to EMC pursuant to the terms of a Control Transfer Agreement (See Item 13.-- Control Transfer Agreement and Reservations of Units for Issuance to IGC).

     Until August 16, 1996, administrative support services were provided by IGC and IGP to the Company and EMC pursuant to a Master Support and Services Agreement (the "Support Agreement"), and since that date they continue to provide limited services pursuant to the Support Agreement. Also, IBC has been providing certain accounting services to the Company for fees of $5,000 for the third quarter of 1996 and $1,000 per month thereafter.

     HDA does not have any employees. Its managing partners are the Company and IGP, but the Company has exclusive authority to manage HDA. HDA did not pay compensation to the managing partners except payments for services originally rendered by IGP and now rendered by EMC pursuant to a management agreement (See "Item 13--HDA Management Agreement").

     The Company reimburses EMC for its costs and expenses, including compensation of officers and directors, in excess of amounts EMC receives from other sources, which sources are primarily for services pursuant to the ECOC Consulting Agreement, cash distributions from the Company, fees pursuant to the HDA Management Agreement, and reimbursements for services rendered to IGP and IGC by Mr. Blakeman and Ms. Gronau since August 16, 1996.

     The 1996 compensation for Mr. Blakeman and Ms. Gronau, which is summarized in the following table, includes compensation through August 15, 1996 paid by IGP and thereafter paid by EMC.
(PAGE)
                                                       Long-Term
                                                      Compensation
                        Annual Compensation(1)           Awards
                        ---------------------------   ------------
                                                       Securities
                                                       Underlying
                                         Other Annual  Options/   All Other
Name & Principal        Salary    Bonus  Compensation  SAR's     Compensation
    Position            ($)       ($)       ($)        # (2)     ($)(1)(3)
-----------------       ------    -----  ------------ ---------- ------------

1. Donald G. Blakeman                                  46,500
   President            315,200     -        -         SAR        9,492

2. Gretchen Gronau                                     10,000
   VP, Treas. and CFO    90,200              -         SAR        4,692

3. Donald Drew                                         20,000
   Senior VP               -        -        -         Options      -

4.  Juan M. Rivera                                     10,000
    Executive VP           -        -        -         SAR          -

5.  Rafael Otero                                       10,000
    VP                     -        -        -         SAR          -

     (1) The annual and other compensation paid to Messrs. Drew, Rivera and Otero is omitted since all but $25,000 of such compensation was reimbursed to IGP and EMC by ECOC.

     (2) Represents replacement awards granted by the Company for stock appreciation rights and Unit Options originally granted by IGC. The obligations for replacement awards were assumed pursuant to the Control Transfer Agreement (See Item 13-- Control Transfer Agreement and Reservation of Units for Issuance to IGC).

(3)  Reflects contributions to Retirement Plan discussed below.

     Employment Agreements. Messrs. Drew and Rivera entered into employment agreements with IGP which were assigned to EMC as of April 22, 1996. Mr. Drew's agreement, which expires December 31, 1997 provides for a base salary of $340,000 annually, plus an annual bonus payable no later than April 30 of each year, equal to (a) 3% of Basic Rent (as defined in the El Comandante Lease) payable by ECOC for the prior calendar year, (b) less $340,000.

     Mr. Rivera's agreement provides for a base salary of $180,000 annually, plus an annual bonus payable by April 30 of each year equal to .33% of the Basic Rent payable by ECOC to HDA for the previous year. The initial term of the agreement expires May 31, 1998, and continues thereafter for successive one-year terms, provided however that EMC or Mr. Rivera may terminate the agreement 90 days after notice of termination. If terminated for reasons other than cause, Mr. Rivera will receive 6 months' base salary as severance payment.

     All compensation paid by EMC to Messrs. Drew and Rivera pursuant to their employment agreements is reimbursed to EMC by ECOC pursuant to the terms of the ECOC Consulting Agreement, except for $25,000 of Mr. Rivera's annual salary plus related fringe benefits which are paid by the Company.

(PAGE)
     Retirement Plan.   Messrs. Drew, Rivera, Blakeman and Otero and Ms.
Gronau were all members of IGC's retirement plan (the "Retirement Plan") as employees of IGP and continue under the same plan as employees of EMC. Contributions to the Retirement Plan in 1996 were amounts equal to 4% of base salaries and wages not in excess of the U.S. Social Security taxable wage base, and 8% of salaries (limited to $150,000) that exceeded that wage base. Contributions to the Retirement Plan in 1996 on behalf of Mr. Blakeman and Ms. Gronau were $11,031 by IGP and $3,153 by EMC.

     Contributions to the Retirement Plan in 1996 by IGP and EMC on behalf of Messrs. Drew, Rivera and Otero were $26,900, all of which was reimbursed to IGP and EMC by ECOC.

     Directors.   Directors of EMC who are neither existing officers or
employees of the Company, EMC or any of their affiliates, receive directors' fees established by the Board of Directors of EMC. Directors of EMC, with the exception of Mr. Blakeman, are compensated at a rate of $3,750 per quarter, $1,000 per meeting and out-of-pocket travel reimbursements for meetings. In 1996, the directors' fees and expenses totaled $71,500.

     Stock Options and Stock Appreciation Rights. Five employees of EMC who were previously employed by IGP (the "Transferred Employees") participated in IGC's Unit Incentive Plan and Unit Option Plan ("Employee Plans"). Effective December 31, 1996 the Company agreed, pursuant to the terms of a Control Transfer Agreement, to provide the Transferred Employees with unit incentive awards ("Replacement Awards") that will provide benefits substantially equivalent to the awards in the Employee Plans of IGC.

     When the Distribution was made in 1995, the Company agreed to make available to IGC for no consideration up to 100,000 Units of the Company for distributions by IGC (1) to a limited number of employees upon the exercise by employees of options and appreciation rights under the Employee Plans of IGC and (2) to Oppenheimer & Co., Inc. ("Oppenheimer"), upon the exercise of
certain warrants.   Pursuant to the terms of the Control Transfer Agreement,
the obligation of the Company to make its Units available to IGC was reduced from 100,000 to 50,000 Units, and IGC transferred 75,000 of its unregistered Class A Limited Partnership Units ("IGC Units") to the Company which are to be
used to satisfy the Company's obligations under the Replacement Awards.   The
Replacement Awards include (1) an option granted to Donald Drew to purchase 20,000 IGC Units and 10,000 Units of the Company (the "Drew Option") and (2)
Unit Appreciation Rights to four EMC employees.   The replacement Unit
Appreciation Rights entitle the holders to receive upon exercise, an amount payable in cash, Units of the Company, IGC Units or some combination thereof, as determined by EMC's Directors. The amount received upon exercise is based on the excess of the fair market value of IGC Units on the exercise date, plus 50% of the fair market value of the Company's Units on the exercise date, over the base price of the Unit Appreciation Rights. The 1996 activity under these plans is summarized on the following tables:











(PAGE)
           OPTIONS / UNIT APPRECIATION RIGHTS ("UAR") OBLIGATIONS
                         ASSUMED BY THE COMPANY  1996

                                         Percent of
                                         Total Options/
                              Number of  UAR Granted      Base
                            Options/UAR  to Employees     Price   Expiration
 Name                         Granted    in 1996          ($)        Date
---------------------       ------------ --------------   -------  -----------
Unit Appreciation Rights-
  Donald G. Blakeman          46,500        60.79%        $4.00    5-15-04
  Juan M. Rivera              10,000        13.07          4.00   10-18-04
  Rafael Otero                10,000        13.07          4.00    5-15-04
  Gretchen Gronau             10,000        13.07          4.00   10-18-04
Options-
  Donald Drew 1/              20,000        100            4.00   01-01-03

     1/ The Drew option covers 20,000 IGC Units and 10,000 Company Units and entitles Mr. Drew to purchase for $4.00 one IGC Unit and one-half Company Unit.
                                Potential Realizable Value at
                              Assumed Annual Rate of Appreciation
                                  for Term of Options and UAR
                              ------------------------------------
                              0%            5%              10%
                              ($)           ($)             ($)
                              ------     --------         -------
Unit Appreciation Rights-
  Donald G. Blakeman          5,812       89,047          207,390
  Juan M. Rivera              1,250       20,400           46,100
  Rafael Otero`               1,250       19,150           44,600
  Gretchen Gronau             1,250       20,400           46,100
Options-
  Donald Drew                 2,500       30,600           66,100

        AGGREGATED OPTION / UAR EXERCISES IN 1996 AND DECEMBER 31, 1996
                   AND DECEMBER 31, 1996 OPTION / UAR VALUES

                                                 Number of
                                                 Securities      Value of
                                                 Underlying      Unexercised
                                                 Unexercised     In-the-money
                                                 Options         Options
                                                 and UAR at      and UAR at
                                                 December 31,    December 31,
                                                    1996            1996
                              Units              ------------    ------------
                              Acquired  Value    Exercisable/    Exercisable/
                              Exercise  Realized Unexercisable   Unexercisble
                                (#)      ($)       (#)              ($)
                              --------  -------- -------------  ------------
Unit Appreciation Rights-
  Donald G. Blakeman             -          -   27,900/18,600    3,487/2,325
  Juan M. Rivera                 -          -    6,000/ 4,000      750/  500
  Rafael Otero                   -          -    6,000/ 4,000      750/  500
  Gretchen Gronau                -          -    6,000/ 4,000      750/  500
Options-
  Donald Drew                    -          -   10,000/10,000    1,250/1,250

(PAGE)
 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN UNITHOLDERS AND MANAGEMENT

     The following table sets forth certain information regarding the Units that are beneficially owned as of March 26, 1997 (i) by each director of EMC or executive officer of EMC or the Company, (ii) by all directors of EMC and executive officers of EMC or the Company, as a group, and (iii) by each person who is known by EMC or the Company to beneficially own more than 5% of the outstanding Units.

                                               Beneficial Ownership (1)
Name of Beneficial Owner                        Number       Percent

------------------------                      -----------    --------
Management and Directors

     Barbara A. Wilson (2)                     1,700,804      26.81%
     Kevin Wilson                                 86,397       1.36%
     Donald J. Kevane                              1,000        .02%
     Alberto M. Paracchini                          --          --
     Donald G. Blakeman                          188,695       2.97%
     Gretchen Gronau                                --          --
     Donald Drew                                  10,000        .16%
     Juan M. Rivera-Gonzalez                        --          --
     Rafael Otero                                   --          --

     All executive officers of EMC and
     the Company and directors of EMC,
     as a group (9 persons)                    1,986,896      31.32%

Other Unitholders

     HDA Management Corporation
     Doral Building  7th floor
     650 Munoz Rivera Avenue,
     Hato Rey,  PR     00918                   1,205,245      19.00%

     Wilson Family Limited Partnership (3)
     222 Smallwood Village Center
     St. Charles, Maryland  20602              1,685,465      26.57%

     Wilson Securities Corporation
     222 Smallwood Village Center
     St. Charles, Maryland  20602                586,102       9.24%

------------------------------------------------------------------------------

     (1) The beneficial ownership of Units is determined on the basis of Units owned by executive officers and directors of EMC or to be issued to an EMC executive officer under options which are exercisable within the next 60 days.

     (2) Includes 1,685,465 Units (26.57%) owned by the Wilson Family Limited Partnership that are attributable to Barbara A. Wilson, as general partner, and 15,289 Units (.24%) owed by her husband. Does not include 518,382 Units (8.17%) held by the children of Barbara A. Wilson.

     (3) These Units are reflected as beneficially owned by Barbara A. Wilson. See Note (2) above.

(PAGE)
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Common Officers and Directors

     The Company is managed by EMC, which was originally a wholly owned subsidiary of IGC until the EMC stock was sold to IBC effective December 31,
1996.   Donald G. Blakem%w, President of EMC and the Company and a director of
EMC, serves as a director of IGMC, IGC's managing general partner. Barbara A. Wilson, a Director and Secretary of EMC, is an officer and director of IBC. See "Management of the Company -- Directors and Executive Officers of the Company and EMC."


IGC Loans to the Company

     During 1995 and 1996 IGC made loans to the Company.   As of December 31,
1996, unpaid loans and accrued interest and unpaid amounts owed for services under the Support Agreement amounted to $415,883.


Administrative Support Services

     IGC and IGP provided substantially all of the administrative support services to EMC and the Company through June, 1996 pursuant to a three year Support Agreement effective as of February 6, 1995, and they continue to provide limited administrative support and office space pursuant to the Support Agreement. During 1996 the Company incurred $171,981 for these services.


Control Transfer Agreement and Reservation of Units for Issuance to IGC

     IBC, IGC, IGP, HDA, EMC and the Company entered into a Control Transfer Agreement, effective as of December 31, 1996, with respect to the following matters:

     1. IGC sold its interest in EMC, a wholly-owned subsidiary, to IBC.

     2. IBC will use its best efforts to obtain approval of the Nasdaq Stock Market to the continued listing of the Company's Units following the substitution of IBC for IGC as a general partner and, following such approval, IGC will transfer its general partnership interest in the Company to IBC.

     3. The Company agreed to grant Replacement Awards to five employees transferred from IGP to EMC. The number of Units that the Company had agreed to make available to IGC in connection with the Distribution was reduced from 100,000 to 50,000 Units and IGC transferred 75,000 IGC Units to the Company to fund the Company's obligations under the Replacement Awards (See Item 12-- Stock Options and Stock Appreciation Rights). 20,000 of the IGC units are allocated to the Drew Option. Upon exercise of any portion of the Drew Option, the Company is required to deliver to IGC the exercise price that it receives. Upon lapse of any portion of the Drew Option, the Company is required to return the unused portion of the 20,000 IGC Units to IGC.

     4. IGP assigned its interest in the HDA Management Agreement to EMC effective August 16, 1996.

(PAGE)
     5. IBC agreed to provide certain accounting services to the Company commencing in the third quarter of 1996. Fees in 1996 were $5,000 during the third quarter and $1,000 per month thereafter.

     6. Two EMC officers who were IGP employees until August 16, 1996 continue to provide certain administrative, management and tax services to IGC and IGP and one serves as a director of IGMC without compensation. IGC and IGP agreed to reimburse EMC for the percentage of the employees' time spent on matters of IGC, IGC and IGMC. Reimbursements in 1996 were $59,542.

     7. IBC irrevocably assigned to IGC all rights to any distributions received by EMC from the Company in respect of EMC's general partnership interest in the Company to the extent that such distributions and other cash receipts of EMC exceed EMC's expenses incurred in the ordinary course of business in its capacity as managing general partner of the Company.

HDA Management Agreement

     IGP provided management services to HDA pursuant to the HDA Management Agreement until August 16, 1996 when the agreement was assigned to EMC. The Agreement has a term of 15 years ending in December 2004. Pursuant to this agreement, HDA pays an annual management fee of $250,000, adjusted annually after 1993 by the percentage increase in CPI over the prior year. Fees paid in 1996 pursuant to this agreement were $270,692.

ECOC Consulting Agreement

     Pursuant to a consulting agreement between ECOC and IGP which was assigned by IGP to EMC on April 22, 1996 (the "Consulting Agreement"), ECOC retained as executive management three racing consultants previously employed
by IGP until April 22, 1996 when they became employees of EMC.   IGP also
assigned to EMC the employment agreements of Donald Drew and Juan M. Rivera. Pursuant to the El Comandante Lease, ECOC is required to retain the services of the three consultants under the Consulting Agreement. Except for $25,000 of the salary plus related fringe benefits of Mr. Rivera which were paid by the Company, pursuant to the Consulting Agreement ECOC reimbursed all of IGP's and EMC's payroll, fringe benefits and out-of-pocket disbursements with
respect to the employment of the consultants in 1996.   Fees incurred in 1996
pursuant to the Consulting Agreement were $894,162, of which $406,000 was paid to IGP and $488,062 to EMC.

     Pursuant to an employment agreement which expires December 31, 1997, one of the consultants, Donald Drew, is entitled to receive compensation, up to a maximum of $500,000, from HDA in connection with certain sales of equity interests in HDA or a sale of El Comandante. As a result of the issuance of a 15% interest in HDA to HDAMC in connection with the Private Offering, Mr. Drew received $75,000 from HDA in 1994.


HDA and IGP Guarantees of ECOC Agreements With Supra

     In 1993, ECOC, HDA and Supra entered into a series of agreements incident to the planned reorganization of ECOC as a Puerto Rico nonstock corporation (collectively the "Supra Agreements"). The Supra Agreements provide for ECOC to pay accrued interest and principal on an outstanding note payable to Supra in the principal amount of $200,000, to purchase ECOC stock owned by Supra for $1,000,000, and to pay Supra $200,000 for past services rendered by Supra's officers in connection with management of ECOC. In December 1993 IGP purchased from Supra an 80% interest in the $200,000 note payable. In addition, ECOC and Ruben Velez Lebron, the President and majority owner of
(PAGE)
Supra and former President of ECOC, entered into a Noncompetition Agreement prohibiting Mr. Velez from investing or participating in horse racing operations anywhere in the Caribbean for a period of three years following the ECOC reorganization. The Noncompetition Agreement provides for payment to Mr. Velez of $750,000. ECOC also agreed to pay Mr. Velez $300,000 in compensation for past services. Payment of these obligations is to be made quarterly out of Excess Cash Flow of ECOC as defined in the Supra Agreements. Pursuant to the Supra Agreements, until these obligations are paid in full, HDA and ECOC may not make certain amendments to the El Comandante Lease without Supra's consent. In the event of termination of the El Comandante Lease, HDA will be required to assume up to $1.9 million of ECOC's obligations under the Supra Agreements and agreements with Mr. Velez. In addition, IGP has guaranteed payment of any ECOC's obligations to Supra and Mr. Velez that are not subject to the guarantee of HDA.












































(PAGE)
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

Index to Financial Statements.

     (i) Financial Statements (included in Item 8)

         Equus Gaming Company L.P.
           Report of Independent Public Accountants
           Consolidated Statements of Income (Loss) for the three years ended
              December 31, 1996
           Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Changes in Partners' Equity (Deficit)
              for the three years ended December 31, 1996
           Consolidated Statements of Cash Flows for the three years ended
              December 31, 1996
           Notes to Consolidated Financial Statements

         El Comandante Operating Company, Inc.
           Report of Independent Public Accountants
           Statements of Revenues and Expenses for the three years
             ended December 31, 1996
           Statements of Net Assets (Liabilities) as of December 31, 1996 and
             1995
           Statements of Changes in Net Assets (Liabilities) for the three years ended December 31, 1996
           Statements of Cash Flows for the three years ended December 31,
             1996
           Notes to Financial Statements

     (ii) Financial Statements Schedules (included in Item 8)

         El Comandante Operating Company, Inc.
           Schedule II - Allowance for Doubtful Accounts Receivable



























(PAGE)
Exhibits.

Exhibit
Number             Exhibit Description                     Reference
-----------------------------------------------------------------------------
3.1       First Amended and Restated Limited    Exhibit 3.1 to Registration
          Partnership Agreement of Equus        Statement on Form S-11
          Gaming Company L.P. (the "Company")   No. 33-90982 of the Company
                                                ("Second Form S-11")

3.2       Certificate of Limited Partnership    Exhibit 3.1 to Registration
          of the Company                        Statement on Form S-11
                                                No. 33-82750 of the Company
                                                ("Form S-11")

3.3       First Amendment to Certificate of     Exhibit 3.2 to Form S-11
          Limited Partnership of the Company

3.5       Second Amendment to Certificate of    Exhibit 3.3 to Form S-11
          Limited Partnership of the Company

3.5       Third Amendment to Certificate of     Exhibit 3.5 to Form S-11
          Limited Partnership of the Company

5.1       Form of Unit Certificate              Exhibit 5.1 to Form S-11

10.1      Sixth Amended and Restated            Exhibit 2.2. to Current
          Partnership Agreement of Housing      Report on Form 8-K of
          Development Associates S.E. ("HDA")   March 23, 1995
                                                ("Form 8-K")

10.2      Indenture dated December 15, 1993,    Exhibit 5.1 to Registration
          among El Comandante Capital Corp.     Statement on Form S-5
          ("ECCC"), as Issuer, Banco Popular    No. 33-75285 of HDA,
          de Puerto Rico as Trustee ("Banco     ECCC and El Comandante
          Popular") and HDA as Guarantor        Operating Company, Inc.
          (the "Indenture")                     ("ECOC") ("Form S-5")

10.3      First Supplemental Indenture dated    Exhibit 10.27 to Form S-11
          December 22, 1994 to the Indenture

10.4      Second Supplemental Indenture dated   Exhibit 10.28 to Form S-11
          December 22, 1994 to the Indenture

10.5 Warrant Agreement dated December 15, Exhibit 10.3 to Form S-4 1993, among HDA Management
          Corporation ("HDAMC"), HDA and
          Banco Popular as Warrant Agent

10.6      HDA Guaranty of certain obligations   Exhibit 10.5 to Form S-4
          Ruben Velez Lebron and Supra &
          Company, S.E. ("Supra")dated
          December 14, 1993

10.7      Amended and Restated Management       Exhibit 10.6 to Form S-4
          Agreement dated December 15, 1993,
          between Interstate General Properties
          Limited Partnership S.E. ("IGP")
          and HDA
(PAGE)
10.8 Amended and Restated Lease Agreement Exhibit 10.8 to Form S-4 dated December 15, 1993, between
          HDA and ECOC

10.9 Rent Escrow Agreement dated December Exhibit 10.10 to Form S-4 15, 1993, between HDA as Landlord,
          ECOC as Tenant and Banco Popular as
          Escrow Agent

10.10     Collateral Assignment of HDA's        Exhibit 10.11 to Form S-4
          Interests under the Lease dated
          December 15, 1993, between HDA and
          Banco Popular

10.11     Stock Pledge Agreement dated          Exhibit 10.12 to Form S-4
          December 15, 1993, between HDA and
          Banco Popular

10.12     Pledge Agreement (Mortgage Notes)     Exhibit 10.13 to Form S-4
          dated December 15, 1993 between HDA
          and Banco Popular

10.13     Chattel Mortgage dated December       Exhibit 10.15  to Form S-4
          15, 1993, between ECOC and HDA

10.14     Assignment Agreement (General         Exhibit 10.15 to Form S-4
          Intangibles) dated December 15,
          1993, between ECOC and HDA

10.15     Assignment Agreement (General         Exhibit 10.16 to Form S-4
          Intangibles) dated December 15, 1993,
          between HDA and Banco Popular

10.16     Pledge Agreement between ECCC and     Exhibit 10.17 to Form S-4
          Banco Popular

10.17     Mortgage Note of $52,000,000 of HDA   Exhibit 10.18 to Form S-4

10.18     Mortgage Note of $26,000,000 of HDA   Exhibit 10.19 to Form S-4

10.19     Deed of Modification and Extension    Exhibit 10.20 to Form S-4
          of First Mortgage to Secure
          Additional Mortgage Note, No. 43,
          dated December 15, 1993

10.20     HDA Note in the amount of             Exhibit 10.21 to Form S-4
          $68,000,000 to ECCC dated December
          15, 1993

10.21     Master Support and Services           Exhibit 10.20 to Form S-11
          Agreement dated December 9, 1994,
          between Interstate General Company
          L.P. ("IGC") and the Company

10.22     Consulting Agreement dated December   Exhibit 10.21 to Form S-11
          15, 1993 between ECOC and IGP

10.23 Closing Agreement dated November 16, Exhibit 10.26 to Form S-11 1994, among Multi-Media Television,
(PAGE)
          Inc., JEM Communications, Inc. Tele
          38, Inc., S & E Network, Inc. and HDA

10.25     Conversion Agreement dated February   Exhibit 2.3 to Form 8-K
          3, 1995, between the Company and
          IGP (the "Conversion Agreement")

10.25     First Amendment to the Conversion     Exhibit 2.3 to Form 8-K
          Agreement dated March 6, 1995

10.26     Lease Agreement dated September 28,   Exhibit 10.21 of the Annual
          1994 between the Dominican Republic   Report on Form 10-K of
          and Galapagos, S.A.("Galapagos")      HDA for the year ended
                                                December 31, 1994 ("1994
                                                HDA 10-K")

10.27     Founders' Agreement among             Exhibit 10.22 to 1994
          Galapagos, HDA and Minority           HDA 10-K
          Stockholders



10.28     Management Agreement dated September  Exhibit 10.23 to 1994
          28, 1994, between Galapagos  and      HDA 10-K
          ECOC

10.29     Broadcasting, Marketing and           Exhibit 10.25 to 1994
          Production Agreement dated March 30,  HDA 10-K
          1995 between ECOC and S&E

10.30     Amended and Restated Distribution     Exhibit 2.1 to Form S-11
          Agreement dated November 22, 1994
          between the Company and IGC (the
          "Distribution Agreement")

10.31     First Amendment to the Distribution   Exhibit 10.31 to Second
          Agreement dated February 3, 1995      Form S-11

10.32     Registration Rights Agreement dated   Exhibit 10.32 to Second
          February 6, 1995 between the Company Form S-11 and IGC

10.33     Amended and Restated Registration     Exhibit 10.29 to Form S-11
          Rights Agreement with respect to the
          Warrants dated December 12, 1994 by
          and among HDA, HDAMC, the Company
          and Oppenheimer & Co., Inc. and The
          Argosy Securities Group L.P.

10.34     Third Supplemental Indenture dated    Exhibit 10.34 to Annual
          February 27, 1996 to the Indenture    Report on Form 10-K of the
                                                Company for the year ended
                                                December 31, 1995 ("1995
                                                10-K")

10.35     Fourth Supplemental Indenture dated   Exhibit 10.35 to 1995 10-K
          February 27, 1996 to the Indenture

10.36     First Amendment to Amended and        Exhibit 10.36 to 1995 10-K
(PAGE)
          Restated Lease Agreement dated
          March 28, 1996

10.37     Seventh Amended and Restated          Exhibit 10.37 to 1995 10-K
          Partnership Agreement of HDA dated
          February 7, 1996

10.38     Stock Purchase Agreement by and       Exhibit 10.38 to 1995 10-K
          among S&E Network Inc. ("S&E"), HDA
          and Paxson Communications of San
          Juan, Inc. ("Paxson") dated January
          31, 1996

10.39     Time Brokerage Agreement by and       Exhibit 10.39 to 1995 10-K
          between Paxson and S&E dated January
          31, 1996

10.40     Escrow Agreement dated January 31,    Exhibit 10.40 to 1995 10-K
          1996 by and among Paxson, S&E and
          First Union National Bank of Florida


10.41     Guaranty by Paxson in favor of S&E    Exhibit 10.41 to 1995 10-K
          and HDA dated January 31, 1996

10.42 Broadcast Agreement between ECOC and Exhibit 10.42 to 1995 10-K S&E dated February 1, 1996

10.43     First Amendment to the Amended and    Exhibit 10.43 to AnnualReport
          Restated Registration Rights          on Form 10-K/A of the Company
          Agreement dated August 15, 1995       for the year ended December
                                                31, 1995 ("1995 10-K/A")

10.44     Assignment and Assumption of          Exhibit 10.44 to 1995 10-K/A
          Consulting Agreement dated April
          22, 1996

10.45     Assignment and Assumption of          Exhibit 10.1 to Quarterly
          Employment Agreements dated           Report on Form 10-Q of the
          April 22, 1996                        Company for the quarter
                                                ended June 30, 1996

10.46     Stock Purchase Agreement by and       Exhibit 10.1 to Quarterly
          between HDA and Paxson dated          Report on Form 10-Q of the
          November 12, 1996                     Company for the quarter
                                                ended September 30, 1996

10.47     Employment Agreement between IGP      Filed herewith
          and Donald Drew dated
          December 14, 1993

10.48     Employment Agreement between IGP      Filed herewith
          and Juan Manuel Rivera dated
          June 1, 1995

10.49     Closing Agreement by and among S&E,   Filed herewith
          Paxson, Equus and HDA dated January
          21, 1997
(PAGE)
10.50     Control Transfer Agreement by and     Filed herewith
          among IBC, IGC, IGP, HDA, EMC and
          the Company dated December 31, 1996

10.51     Amendment to Control Transfer         Filed herewith
          Agreement by and among IBC, IGC,
          IGP, HDA, EMC and the Company
          dated March 25, 1997

10.52     Broadcast Agreement among S&E,        Filed herewith
          HDA and Paxson dated January
          21, 1997

10.53     Second Amendment to Amended and       Filed herewith
          Restated Lease Agreement dated
          March 31, 1997

21        Subsidiaries of the Company           Exhibit 22 of the Annual
                                                Report on Form 10-K of the
                                                Company for the year ended
                                                December 31, 1994


Reports on Form 8-K.     None
(PAGE)



































(PAGE)
                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Equus Gaming Company L.P.
                                   -----------------------------------
                                            (Registrant)

                                   By:  Equus Management Company
                                        Managing General Partner

March 31, 1997                          /s/ Donald G. Blakeman
-----------------                       ------------------------------
Date                                    Donald G. Blakeman
                                        President


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date                   Title                       Signature
-----------------      -----------------------     --------------------------


March 31, 1997         President and Director      /s/ Donald G. Blakeman
-----------------                                  --------------------------
                                                   Donald G. Blakeman

March 31, 1997         Vice President and          /s/ Gretchen Gronau
-----------------      Chief Financial Officer     --------------------------
                                                   Gretchen Gronau

March 31, 1997         Director                    /s/ Donald J. Kevane
-----------------                                  --------------------------
                                                   Donald J. Kevane

March 31, 1997         Director                    /s/ Alberto M. Paracchini
-----------------                                  --------------------------
                                                   Alberto M. Paracchini

March 31, 1997         Director                    /s/ Barbara A. Wilson
-----------------                                  --------------------------
                                                   Barbara A. Wilson

March 31, 1997         Director                    /s/ Kevin Wilson
-----------------                                  --------------------------
                                                   Kevin Wilson