Form 10-Q
period 1997-03-31
EQUUS GAMING CO LP
filed 1997-05-15
CIK 928423

(PAGE)                SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH 31, 1997,  OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM  __________TO___________

                       Commission file number 000-25306

                           EQUUS GAMING COMPANY L.P.
            _______________________________________________________
            (Exact name of registrant as specified in its charter)

                     Virginia                         52-1846102
          _______________________________          ___________________
          (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)           Identification No.)

                         222 Smallwood Village Center
                         St. Charles, Maryland   20602
             _____________________________________________________
             (Address of Principal Executive Offices and Zip Code)

                                (301) 843-8600
             ____________________________________________________
             (Registrant's telephone number, including area code)

                                Not Applicable
            _______________________________________________________
            (Former name, former address and former fiscal year, if
                          changed since last report)

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




(PAGE)                      EQUUS GAMING COMPANY L.P.
                                   FORM 10 Q

                                     INDEX

                                                                     Page
PART I - FINANCIAL INFORMATION                                      Number

  Item 1 - Financial Statements

     Equus Gaming Company L.P. (the "Company")

        Consolidated Statements of Income (Loss) for the three
        Months Ended March 31, 1997 and 1996 (Unaudited)               1

        Consolidated Balance Sheets at March 31, 1997 (Unaudited)
        and December 31, 1996 (Audited)                                2

        Consolidated Statements of Cash Flows for the Three Months
        Ended March 31, 1997 and 1996  (Unaudited)                     4

        Notes to Consolidated Financial Statements                     6

     El Comandante Operating Company, Inc.:

        Statements of Revenues and Expenses for the Three Months
        Ended March 31, 1997 and 1996 (Unaudited)                     12

        Statements of Net Assets (Liabilities) at March 31, 1997
        (Unaudited) and December 31, 1996 (Audited)                   13

        Statements of Cash Flows for the Three Months Ended
        March 31, 1997 and 1996  (Unaudited)                          15

        Notes to Financial Statements                                 17

  Item 2 -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       20

        The Company's Results of Operations for the Three Months
        Ended March 31, 1997 and 1996                                 20

        Liquidity and Capital Resources of HDA and the Company        25











(PAGE)                     EQUUS GAMING COMPANY L.P.
                                   FORM 10 Q

                                     INDEX
                                                                    Page
                                                                   Number


PART II - OTHER INFORMATION

  Item 1 -  Legal Proceedings                                         30

  Item 2 -  Material Modifications of Rights of Registrant's
             Securities                                               31

  Item 3 -  Default upon Senior Securities                            31

  Item 4 -  Submission of Matters to a Vote of Security Holders       31

  Item 5 -  Other Information                                         31

  Item 6 -  Exhibits and Reports on Form 8-K                          31

  Signatures                                                          32

(PAGE)                    EQUUS GAMING COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                     FOR THE THREE MONTHS ENDED MARCH 31,
                                  (Unaudited)
                                                     1997            1996
                                                  -----------    -----------
REVENUES:
  Rental income from El Comandante Race Track $ 3,489,927 $ 3,801,669 Dominican Republic racing-
    Commissions on wagering                         1,213,299      1,307,138
    Other revenues                                    118,296        196,214
  Television Stations                                   -            500,243
  Gain from sale of 50% interest in Television
    Stations                                        4,615,000          -
  Interest income                                     132,636         29,379
                                                  -----------    -----------
     Total revenues                                 9,569,158      5,834,643
                                                  -----------    -----------
EXPENSES:
  Financial                                         2,162,857      2,302,299
  Depreciation                                        578,192        624,841
  General and administrative                          460,129        524,764
  Operating costs of Dominican Republic racing      1,309,678      1,749,674
  Operating costs of Television Stations                -            515,224
                                                  -----------    -----------
     Total expenses                                 4,510,856      5,716,802
                                                  -----------    -----------
INCOME BEFORE INCOME TAXES AND MINORITY
  INTERESTS                                         5,058,302        117,841

PROVISION FOR INCOME TAXES:
  Current                                              70,468         18,209
  Deferred                                            577,646        212,742
                                                  -----------    -----------
INCOME (LOSS) BEFORE MINORITY INTERESTS             4,410,188       (113,110)

MINORITY INTERESTS                                    853,701        (99,794)
                                                  -----------    -----------
NET INCOME (LOSS)                                 $ 3,556,487    $   (13,316)
                                                  ===========    ===========
ALLOCATION OF NET INCOME (LOSS):
  General Partners                                $    35,565    $      (133)
  Limited Partners                                  3,520,922        (13,183)
                                                  -----------    -----------
                                                  $ 3,556,487    $   (13,316)
                                                  ===========    ===========
NET INCOME PER UNIT                               $     0.56     $     -
                                                  ===========    ===========
WEIGHTED AVERAGE UNITS OUTSTANDING                 6,333,617       6,333,617
                                                  ===========    ===========

                  The accompanying notes are an integral part
                       of these consolidated statements.

(PAGE)                     EQUUS GAMING COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                  March 31,     December 31,
                                                    1997            1996
                                                 -----------    ------------
                                                 (Unaudited)     (Audited)

CASH AND CASH EQUIVALENTS                        $12,613,357    $ 4,268,029
                                                 -----------    -----------

ASSETS RELATED TO RACE TRACKS:
  Property and equipment-
     Land                                          7,128,858      7,128,858
     Buildings and improvements                   48,229,678     48,138,946
     Equipment                                     2,629,739      2,669,639
                                                 -----------    -----------
                                                  57,988,275     57,937,443
     Less accumulated depreciation               (12,540,759)   (11,981,552)
                                                 -----------    -----------
                                                  45,447,516     45,955,891
  Receivables from El Comandante
     Operating Company, Inc. ("ECOC")              2,971,043      2,780,416
  Deferred costs-
     Financing                                     4,077,707      4,055,866
     Organizational and other                        359,477        370,120
  Other                                            1,035,329        932,566
                                                 -----------    -----------
                                                  53,891,072     54,094,859
                                                 -----------    -----------

ASSETS RELATED TO TELEVISION STATIONS:
  Investment in S & E Network Inc. ("S&E")             -          1,825,243
  Other                                                -            398,199
                                                 -----------    -----------
                                                       -          2,223,442
                                                 -----------    -----------
                                                 $66,504,429    $60,586,330
                                                 ===========    ===========













(PAGE)                     EQUUS GAMING COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS
                                  (continued)
                       LIABILITIES AND PARTNERS' DEFICIT

                                                  March 31,     December 31,
                                                    1997            1996
                                                 -----------    ------------
                                                 (Unaudited)     (Audited)


LIABILITIES RELATED TO RACE TRACKS:
  First Mortgage Notes-
     Principal, net of bond discount of
       $1,541,108 and $1,596,261, respectively   $65,721,892    $66,403,739
     Accrued interest                              2,304,691        332,918
  Minority interest in Galapagos                      55,363        111,427
  Notes payable                                      514,797        577,388
  Accounts payable and accrued liabilities         2,225,622      2,157,681
  Accrued income taxes                             1,080,606        437,692
                                                 -----------    -----------
                                                  71,902,971     70,020,845
                                                 -----------    -----------

OTHER LIABILITIES:
  Unsecured partner's loans                          223,278        415,883
  Notes payable                                      400,000        500,000
  Accounts payable and accrued liabilities           207,485        287,976
  Minority interest in HDA                         1,460,370        550,605
                                                 -----------    -----------
                                                   2,291,133      1,754,464
                                                 -----------    -----------

PARTNERS' DEFICIT:
  General Partners                                     7,813         24,854
  Limited Partners                                (7,697,488)   (11,213,833)
                                                 -----------    -----------
                                                  (7,689,675)   (11,188,979)
                                                 -----------    -----------
                                                 $66,504,429    $60,586,330
                                                 ===========    ===========








                  The accompanying notes are an integral part
                     of these consolidated balance sheets.



(PAGE)                     EQUUS GAMING COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31,
                                  (Unaudited)
                                                      1997          1996
                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $ 3,556,487   $   (13,316)
                                                   -----------   -----------
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities-
      Gain from sale of 50% interest in
        Television Stations                         (4,615,000)        -
      Depreciation                                     578,192       624,841
      Amortization                                     125,674       246,560
      Deferred income tax provision                    577,646       212,742
      Currency translation adjustments                  (4,623)       15,822
      Decrease (increase) in assets-
        Rent receivable from ECOC                     (270,927)       31,665
        Deferred costs                                   -           108,525
        Other                                          295,820      (205,800)
      Increase (decrease) in liabilities-
        Accrued interest                             1,971,773     2,019,464
        Accounts payable and accrued liabilities       (12,550)      417,074
        Accrued income taxes                            65,268        11,767
      Minority interests                               853,701       (99,794)
                                                   -----------   -----------
        Total adjustments                             (435,026)    3,382,866
                                                   -----------   -----------
        Net cash provided by operating activities    3,121,461     3,369,550
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (69,817)      (20,192)
  Collections of note from ECOC                         79,917         -
  Sale of 50% interest in Television Stations -
       Proceeds                                      7,000,000         -
       Costs                                          (559,757)        -
                                                   -----------   -----------
        Net cash provided by (used in) investing
          activities                                 6,450,343       (20,192)
                                                   -----------   -----------













(PAGE)                     EQUUS GAMING COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31,

                                  (continued)

                                                      1997          1996
                                                   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of First Mortgage Notes                  (737,000)        -
  Loans from general partner, net                     (192,605)      187,243
  Payments on notes payable                           (162,591)     (161,450)
  Increase in deferred costs                           (81,720)     (565,710)
  Cash distributions to minority partners of HDA       (52,560)      (11,880)
                                                   -----------   -----------
        Net cash used in financing activities       (1,226,476)     (551,797)
                                                   -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS            8,345,328     2,797,561

CASH AND CASH EQUIVALENTS, beginning of year         4,268,029       814,292
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $12,613,357   $ 3,611,853
                                                   ===========   ===========

SUPPLEMENTAL INFORMATION:
  Interest paid                                    $    52,990   $    79,241
  Income taxes paid                                      5,200         6,441





















                  The accompanying notes are an integral part
                       of these consolidated statements.



(PAGE)                     EQUUS GAMING COMPANY L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION AND PRINCIPLES OF ACCOUNTING:

     Equus Gaming Company L.P. (the "Company") was formed for the purpose of succeeding to substantially all ownership interest of Interstate General Company L.P. ("IGC") in real estate assets employed in thoroughbred racing and related wagering businesses. The Company's principal income producing asset is an 82% interest in Housing Development Associates S.E. ("HDA") in which it is a co-managing partner. HDA owns El Comandante Race Track ("El Comandante"), the only licensed thoroughbred racing facility in Puerto Rico, located in 257 acres of land, which it leases to El Comandante Operating Company, Inc., a Puerto Rico non-stock corporation ("ECOC") under a lease agreement that expires on December 14, 2004 (the "El Comandante Lease"). HDA also owns 55% of the capital stock of Galapagos, S.A. ("Galapagos"), a corporation that leases and operates a race track in the Dominican Republic. In 1994 HDA formed S & E Network Inc. ("S&E"), a Puerto Rico corporation that owns and operates since 1995 three UHF television stations in Puerto Rico (the "Television Stations"). HDA sold its interest in S&E to Paxson Communications of San Juan, Inc. ("Paxson") in sales closed in August 1996 (50% interest) and January 1997 (50% interest). The Company also owns Virginia Jockey Club, Inc. ("VJC"), an unsuccessful applicant for licenses to own and operate Virginia's first thoroughbred racing and pari-mutuel wagering facility. VJC is now inactive.

     The consolidated financial statements as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 are unaudited but include all adjustments (consisting of normal recurring adjustments) which management considers necessary for a fair presentation of the results of operations of the interim periods. The operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year. Net income (loss) per Unit is calculated based on weighted average of Units outstanding. Outstanding options and warrants to purchase Units do not have a material dilutive effect on the calculation of earnings per Unit.

     These unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted. While Management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1996.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of
(PAGE)
revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries, HDA and VJC, after eliminating all inter-company transactions. For the three months ended March 31, 1997 and 1996 the Company recorded a minority interest in HDA's net income of $909,700 and $112,000, respectively, which is partially offset by minority interest in the net losses of Galapagos of $56,000 and $211,800, respectively.

     Currencies

     HDA consolidates its accounts with Galapagos whose functional currency is Dominican Republic pesos ("RD$"), although United States dollars ("US$") are also a recording currency. US$ are exchanged into RD$ and vice versa through commercial banks and/or the Central Bank of the Dominican Republic. Galapagos remeasures its monetary assets and liabilities recorded in US$ into RD$ using the exchange rate in effect at the balance sheet date (the "current rate") and all other assets and liabilities and capital accounts, at the historical rates. Galapagos then translates its financial statements from RD$ into US$ using the current rate, for all assets and liabilities, and the average exchange rate prevailing during the year for results of operations. Net exchange gains or losses resulting from remeasurement of accounts, together with gains or losses from foreign currency transactions are included in operating results of Dominican Republic racing. At March 31, 1997 and December 31, 1996 accumulated net losses of $131,570 and $126,950, respectively, from changes in exchange rates due to the translation of assets and liabilities of Galapagos are included in the partners' deficit.

     The exchange rates as of March 31, 1997 and December 31, 1996 were US$1.00 to RD$14.32 and US$1.00 to RD$13.97, respectively, and the average exchange rates prevailing during the three months ended March 31, 1997 and 1996 were US$1.00 to RD$14.24 and US$1.00 to RD$13.46, respectively.


2.  RECEIVABLES FROM EL COMANDANTE OPERATING COMPANY, INC.:

     Receivables from ECOC as of March 31, 1997 and December 31, 1996 consist of (i) a note receivable and accrued interest of $715,903 and $796,203, respectively, and (ii) unpaid rent under the El Comandante Lease of $2,225,140 and $1,984,213, respectively. The note accrues interest at 5.75% and is due in monthly installments of $30,309, including interest, over a three year period that commenced May 1, 1996.


3.  LIABILITIES RELATED TO RACE TRACKS:

     First Mortgage Notes

     Pursuant to a private offering, El Comandante Capital Corp. ("ECCC"), a single-purpose wholly owned subsidiary of HDA, issued first mortgage notes in the aggregate principal amount of $68 million (the "First Mortgage Notes") under an indenture dated December 15, 1993 (the "Indenture") between ECCC, HDA
(PAGE)
and Banco Popular de Puerto Rico, as trustee (the "Trustee"), and HDAMC issued Warrants to purchase 68,000 shares of Class A Common Stock of HDAMC. As a result of the Distribution, in March 1995 the Warrants automatically became exercisable to purchase Units of the Company from HDAMC. Upon issuance of the Warrants, HDAMC and HDA recorded additional equity of $1,912,800, equal to the fair value of the Warrants of $2,040,000, less offering costs of $127,200, and recorded debt discount of $2,040,000. Such debt discount is being amortized using the interest method over the term of the First Mortgage Notes.

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

     ECCC also may redeem up to one-third of the principal amount of the First Mortgage Notes from net proceeds of an equity offering by HDA at any time on or before December 15, 1996 at a redemption price of 110% of the principal amount. ECCC is required to offer to purchase First Mortgage Notes, at face value, to the extent that HDA has accumulated excess cash flow, asset sales with net proceeds in excess of $5 million ("Excess Proceeds Offer"), or a total taking or casualty, or in the event of a change of control of HDA. As a result of the sales of its interest in S&E, HDA is required to use approximately $7.5 million of these proceeds to redeem First Mortgage Notes, at par, to the extent these proceeds are not invested in HDA's racing business by January 1998. HDA made an Excess Proceeds Offer to redeem up to $5 million of First Mortgage Notes and expects to use the remaining $2.5 million (i) as investment in Galapagos, (ii) for capital improvements for El Comandante, and/or (iii) as an offer to redeem additional First Mortgage Notes. In response to the Excess Proceeds Offer, First Mortgage Notes in the principal amount of $737,000 were tendered and redeemed on March 28, 1997, which would partially offset the mandatory redemption due December 15, 2000. The remaining $4,263,000 will be retained by HDA for business purposes permitted by the Indenture.
     The Indenture contains certain covenants, one of which restricts the amount of distributions to HDA's partners, including the Company. Permitted distributions include amounts intended to be sufficient to provide funds for
(PAGE)
HDA's partners to pay income taxes on their allocable share of HDA's taxable income ("Tax Distributions"). Tax Distributions are equal to the higher of
(i) 8.4% plus the higher of the then applicable federal personal or corporate income tax rate or (ii) the higher of the then applicable Puerto Rico personal or corporate income tax rate, multiplied by HDA's consolidated net income.
HDA is permitted to make additional cash distributions to partners and other Restricted Payments, as defined under the Indenture, equal to 44.25% of the excess of HDA's cumulative consolidated net income after December 31, 1993 over the cumulative amount of the Tax Distributions, provided that HDA meets a certain minimum debt coverage ratio. HDA does not yet meet the debt coverage ratio.

     At March 31, 1997 and December 31, 1996 the fair value of the First Mortgage Notes, based on the market prices quoted by a brokerage firm that trades the Notes, were $67,263,000 and $64,600,000, respectively, as compared with its carrying value of $65,721,892 and $66,403,739, respectively.

     Letter of Credit

     In connection with a proposal submitted by the Company and a Mexican partner for the operation of the Las Americas race track in Mexico City, a letter of credit was issued in April 1997 in favor of the Government of Mexico for $10,000,000 mexican pesos (equivalent to approximately US$1.3 million) to guarantee performance in the event a contract to operate Las Americas is awarded to the Company and its partner. The letter was issued for a term of one year and is secured by a $1.3 million certificate of deposit.


4.  OTHER LIABILITIES:

     Notes Payable

     In 1995 the Company obtained from a bank a $850,000 loan, which was payable in quarterly installments of $100,000 commencing May 31, 1995. In May 1996 the loan was refinanced and increased to $700,000, also payable in quarterly installments of $100,000 commencing August 31, 1996 and a final payment of $200,000 in November 1997. The Company has assigned to the bank the first $100,000 of quarterly distributions from HDA. As of March 31, 1997 and December 31, 1996 the loan balance was $400,000 and $500,000, respectively. The interest is payable monthly based on the Citibank prime rate plus 2%, which at March 31, 1997 and December 31, 1996 was 10.50% and 10.25%, respectively.

     Unsecured Partner's Loans

     The Company has received in prior years advances from IGC, one of its general partners. The outstanding payables to IGC, including accrued interest, were $223,278 and $415,883 at March 31, 1997 and December 31, 1996, respectively. The loans accrue interest based on the Citibank prime rate plus 1%, which at March 31, 1997 and December 31, 1996 was 9.50% and 9.25%, respectively. The loans were paid in full in April 1997.

(PAGE)
5.  MANAGEMENT AGREEMENTS:

     The Company and HDA do not have any employees. Their activities are presently managed by Equus Management Company ("EMC"), one of the Company's general partners. Pursuant to a management agreement (the "HDA Management Agreement") with a term of 15 years ending December 31, 2004, HDA pays EMC in equal monthly installments fees of $250,000 per annum with annual CPI adjustments after 1993. Pursuant to its partnership agreement, the Company reimburses EMC for its costs and expenses, including compensation of officers and directors, in excess of amounts EMC receives from other sources, which sources are primarily collections for services pursuant to a racing consulting agreement with ECOC, cash distributions from its 1% interest in the Company, fees pursuant to the HDA Management Agreement, and reimbursements for services rendered to IGC, the other general partner of the Company, and its subsidiary, Interstate General Properties Limited Partnership, S.E. ("IGP").

     Pursuant to a three-year support agreement effective as of February 6, 1995 ("IGC Support Agreement"), IGC and IGP provide administrative support services to the Company and the Company reimburses them for expenses incurred in providing such services. Also, effective August 1996 Interstate Business Corporation ("IBC") has been providing certain accounting services to the Company in exchange for a monthly fee of $1,000.

     On August 16, 1996, two former employees of IGP were transferred to EMC.

The employees continue to render limited services to IGC and IGP and a portion of their employment costs, based on the amount of time spent on IGP and IGC matters, are reimbursed to EMC. Prior to August 16, 1996; (i) HDA's activities were managed by IGP pursuant to the HDA Management Agreement and
(ii) all administrative support services to the Company were rendered by IGC and IGP.


6.  RELATED PARTY TRANSACTIONS:

     Amounts accrued with respect to services rendered by certain related parties during the three months ended March 31, 1997 and 1996 are summarized as follows:

                                                     For the three months
  Services Rendered                                     ended March 31,
-----------------------                              --------------------
  To               By             Concept               1997       1996
-----------     ---------   ---------------------    ---------- ----------

HDA             IGP         Management Agreement          -         67,611
HDA             EMC         Management Agreement         69,860      -
The Company     IBC         Accounting Services           3,000      -
The Company     IGC/IGP     Support Agreement             4,930     50,000
The Company     EMC         Expenses in excess of
                            receipts                     42,030      -
The Company     EMC         Directors fees and
                            expenses                     21,470     10,800
(PAGE)
7.  INCOME TAXES:

     The provisions for income taxes included in the accompanying consolidated financial statements are attributed to (i) Puerto Rico income taxes, at a 29% tax rate, on the Company's distributive share of HDA's income from Puerto Rico sources, (ii) ECCC's federal income taxes on its taxable income and (iii) Dominican Republic income taxes on interest earned by HDA on certain loans to Galapagos, which interest was forgiven in 1996 before any interest had been collected, as follows:

                                           For the three months ended
                                                    March 31,
                                           ---------------------------
                                               1997           1996
                                           -----------    -----------
     Puerto Rico income taxes -
         Deferred                          $   577,646    $   188,099
         Current                                69,438         15,695
     Federal income taxes                        1,030          2,514
     Dominican Republic                          -             24,643
                                           -----------    -----------
                                           $   648,114    $   230,951
                                           ===========    ===========

     The deferred income taxes are related to the difference between the tax basis of the Company's investment in HDA and the amount reported in the financial statements.


8.  AGREEMENT WITH SUPRA

     The Company and HDA entered into an agreement on May 13, 1997 (the "Agreement") with Supra and Company, S.E. ("Supra") and Ruben Velez Lebron and his wife ("Velez"), the principal owners of Supra, for HDA to purchase Supra's 17% interest in HDA for $4.2 million and for HDA to pay $600,000 over a three year period to Supra and Velez in exchange for Supra's and Velez's cancellation of certain promissory notes and other obligations of ECOC aggregating $2,290,000 (the "ECOC Debt"). The closing of the entire transaction is subject to certain conditions, including the approval of holders of First Mortgage Notes to pay $4.2 million for Supra's 17% interest in HDA. The Agreement provides for certain releases upon closing, including the filing by Supra of a motion to dismiss the Supra complaint described in
Part II - "Legal Proceedings" and a release of HDA's guarantee of approximately $1.6 million of the ECOC Debt if the El Comandante Lease is terminated prior to December 2004.









(PAGE)               EL COMANDANTE OPERATING COMPANY, INC.
                      STATEMENTS OF REVENUES AND EXPENSES
                     FOR THE THREE MONTHS ENDED MARCH 31,
                                  (Unaudited)

                                                   1997           1996
                                                -----------    -----------
REVENUES:
  Commissions on wagering                       $13,959,706    $15,206,667
  Other                                             681,867        681,172
                                                -----------    -----------
     Total revenues                              14,641,573     15,887,839
                                                -----------    -----------
EXPENSES:
  Payments to horse owners and horse owners'
    association                                   6,957,468      7,615,006
  Track rent                                      3,489,927      3,801,669
  Salaries, wages and employee benefits           1,776,073      1,743,915
  Operating expenses                              1,368,096      1,295,707
  General and administrative                        648,838        667,847
  Marketing and satellite transmission costs        545,244        615,253
                                                -----------    -----------
     Total expenses                              14,785,646     15,739,397
                                                -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                  (144,073)       148,442

PROVISION FOR DEFERRED INCOME TAXES                  26,930         26,955
                                                -----------    -----------
NET INCOME (LOSS)                               $  (171,003)   $   121,487
                                                ===========    ===========



















                    The accompanying notes are an integral
                           part of these statements.



(PAGE)               EL COMANDANTE OPERATING COMPANY, INC.

                    STATEMENTS OF NET ASSETS (LIABILITIES)

                                                March 31,    December 31,
                                                  1997           1996
                                              ------------   ------------
                                              (Unaudited)     (Audited)
ASSETS:
  CURRENT ASSETS:
    Cash, including restricted cash of
      $935,715 and $187,391, respectively     $  1,761,940   $  1,116,330
    Accounts receivable, net                     1,678,685      1,379,932
    Prepayments and supplies inventory             402,770        242,468
    Notes receivable                               354,390        335,248
                                              ------------   ------------
       Total current assets                      4,197,785      3,073,978
                                              ------------   ------------
  DEFERRED COSTS, net:
    Organizational costs                            25,930         28,015
    Deferred tax asset                             625,407        652,337
    Telecommunication installation costs           168,218        185,905
    Noncompetition agreement                        83,333        145,833
                                              ------------   ------------
      Total deferred costs                         902,888      1,012,090
                                              ------------   ------------
  FURNITURE AND EQUIPMENT, net                   3,841,319      3,964,066
                                              ------------   ------------
      Total assets                            $  8,941,992   $  8,050,134
                                              ------------   ------------
























(PAGE)               EL COMANDANTE OPERATING COMPANY, INC.

                    STATEMENTS OF NET ASSETS (LIABILITIES)
                                  (Continued)

                                                   March 31,     December 31,
                                                     1997            1996
                                                 ------------    ------------
                                                 (Unaudited)      (Audited)
LIABILITIES:
  CURRENT LIABILITIES:
    Current portion of capital lease
      obligations                                $    711,859    $   707,917
    Rent payable to Housing Development
      Associates S.E. ("HDA")                       2,255,141      1,984,213
    Accounts payable and accrued liabilities        3,579,930      3,299,930
    Outstanding winning tickets and refunds         1,549,175        784,897
                                                 ------------    -----------
      Total current liabilities                     8,096,105      6,776,957
                                                 ------------    -----------
  CAPITAL LEASE OBLIGATIONS                         1,045,583      1,223,557
                                                 ------------    -----------

  NOTE PAYABLE TO HDA, and accrued interest           715,903        796,203
                                                 ------------    -----------

  OTHER LIABILITIES:
    Notes                                           2,450,000      2,450,000
    Accrued interest                                  147,290        145,303
                                                 ------------    -----------
                                                    2,597,290      2,595,303
                                                 ------------    -----------
      Total liabilities                            12,454,881     11,392,020
                                                 ------------    -----------
NET ASSETS (LIABILITIES)                         $ (3,512,889)   $(3,341,886)
                                                 ============    ===========













                  The accompanying notes are an integral part
                             of these statements.



(PAGE)               EL COMANDANTE OPERATING COMPANY, INC.
                           STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31,

                                                       1997         1996
                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $  (171,003) $   121,447
                                                    -----------  -----------
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities-
      Depreciation and amortization                     183,085      167,085
      Deferred tax credit                                26,930       26,995
      Provision for bad debts                            25,002       25,002
      Amortization of noncompetition agreement           62,500       62,500
      Increase in current assets-
        Accounts receivable                            (323,755)    (240,671)
        Prepayments and supplies inventory             (160,303)    (290,173)
      Increase (decrease) in current liabilities-
        Accounts payable and accrued liabilities        280,000      103,944
        Outstanding winning tickets and refunds         764,278      357,675
        Accrued interest                                  5,401       19,475
        Rent payable                                    270,928      (31,664)
                                                    -----------  -----------
           Total adjustments                          1,134,066      200,168
                                                    -----------  -----------
           Net cash provided by operating
             activities                                 963,063      348,570
                                                    -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in notes receivable                          (19,142)     (11,618)
  Capital expenditures                                  (43,253)     (55,723)
  Decrease (increase) in telecommunication
    installation costs                                    2,688          (61)
                                                    -----------  -----------
     Net cash used in investing activities              (59,707)     (67,402)
                                                    -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on note payable                              (83,714)       -
  Payments of capital lease obligations                (174,032)    (105,481)
                                                    -----------  -----------
     Net cash used in financing activities             (257,746)    (105,481)
                                                    -----------  -----------
NET INCREASE IN CASH                                    645,610      148,732

CASH, beginning of year                               1,116,330    2,883,447
                                                    -----------  -----------
CASH, end of period                                 $ 1,761,940  $ 3,032,179
                                                    ===========  ===========





(PAGE)               EL COMANDANTE OPERATING COMPANY, INC.
                           STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31,

                                  (continued)

                                                       1997         1996
                                                    -----------  -----------
SUPPLEMENTAL INFORMATION:
  Interest paid                                     $    68,939  $    58,179

NONCASH TRANSACTIONS:
  Equipment acquired through capital leases               -           33,113




































                  The accompanying notes are an integral part
                             of these statements.



(PAGE)               EL COMANDANTE OPERATING COMPANY, INC.

                         NOTES TO FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION AND PRINCIPLES OF ACCOUNTING:

     El Comandante Operating Company, Inc. ("ECOC") is a Puerto Rico nonstock corporation which leases from Housing Development Associates S.E. ("HDA") El Comandante Race Track ("El Comandante"), the only thoroughbred race track and off-track betting operation in Puerto Rico. ECOC is required to distribute its net cash flow (after payment of rent and operating expenses, taxes, certain obligations to Supra and funding of working capital) for charitable, educational and other matters of public interest in Puerto Rico. An equity section is not presented in the financial statements since ECOC is a non-stock corporation.

     The financial statements as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 are unaudited but include all adjustments (consisting of normal recurring adjustments) which management considers necessary for a fair presentation of the results of operations of the interim periods. The operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted. While Management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes of ECOC included in the Annual Report of Equus Gaming Company L.P. ("Equus") filed on Form 10-K for the year ended December 31, 1996.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



2.  FURNITURE AND EQUIPMENT

     Furniture and equipment is stated at cost and depreciated on a straight-line basis over their estimated useful lives, which range from 5 to 10 years. Major replacements and improvements are capitalized and depreciated over their estimated useful lives.

     Repairs and maintenance are charged to expense when incurred. As of March 31, 1997 and December 31, 1996, furniture and equipment was as follows:
(PAGE)
                                              March 31,     December 31,
                                                1997            1996
                                             -----------    ------------
     Furniture                               $   424,928    $    399,088
     Equipment                                 4,964,930       4,948,516
     Motor vehicles                              799,145         799,145
                                             -----------    ------------
                                               6,189,003       6,146,749
     Less - Accumulated depreciation          (2,347,684)     (2,182,683)
                                             -----------    ------------
                                             $ 3,841,319    $  3,964,066
                                             ===========    ============

     For information with respect to pledged assets, see Note 4.


3.  CAPITAL LEASE OBLIGATIONS:

     ECOC has entered into certain equipment lease agreements which have been classified as capital leases. The present value of future minimum lease payments under capital leases is as follows:

     Due during year
     ending March 31,
          1998...........................................$  711,859
          1999...........................................   702,595
          2000...........................................   199,092
          2001...........................................    83,425
          2002...........................................    40,156
          Thereafter.....................................    20,315
                                                         ----------
          Minimum lease payments......................... 1,757,442
          Less  - Current portion........................  (711,859)
                                                         ----------
                                                         $1,045,583
                                                         ==========

4.  PAYABLES TO HOUSING DEVELOPMENT ASSOCIATES S.E.:

     The payables to HDA as of March 31, 1997 and December 31, 1996 consists of
(i) a note payable and accrued interest of $715,903 and $796,203, respectively, and (ii) unpaid rent under the El Comandante Lease of $2,255,141 and $1,984,213, respectively. The note accrues interest at 5.75% and is payable in monthly installments of $30,309, including interest, over a three year period that commenced May 1, 1996.




5.  OTHER LIABILITIES:

     Other liabilities consist of (i) unsecured notes of $160,000 to Interstate
General Properties Limited Partnerhsip, S.E. ("IGP") and $40,000 to Supra & Company S.E. ("Supra"), including accrued interest, (ii) $500,000 of accrued past service costs payable to Supra and Supra's majority owner, Ruben Velez Lebron and his wife ("Velez"), under a series of agreements executed on December 13, 1993 incident to the reorganization of ECOC as a nonstock corporation (the "Supra Agreements") and (iii) $1,750,000 payable to Supra and Velez for the purchase of ECOC's stock and for the amount payable under the Noncompetition Agreement. The unsecured notes of $200,000 bear interest at 2.5% over the prime rate, without a stated maturity date. The interest rate at March 31, 1997 and December 31, 1996 was 11.00% and 10.75%, respectively.

     The obligations to Supra and Velez (the "ECOC Debt") are subordinated to ECOC's working capital cash balance of $700,000, excluding restricted cash and payables to winning bettors, and donations of $300,000 per year. Thereafter, until the obligations are paid, Supra and Velez will have priority on ECOC's Excess Cash Flow, as defined in the Supra Agreements, after payment of the Basic Rent, provided that ECOC has a working capital cash balance of at least $700,000. No payments of these obligations have been made as of March 31, 1997.

     Equus and HDA entered into an agreement on May 13, 1997 (the "Agreement") with Supra and Velez for HDA to purchase Supra's 17% interest in HDA for $4.2 million and for HDA to pay $600,000 over a three year period to Supra and Velez in exchange for Supra's and Velez's cancellation of the ECOC Debt. The closing of the entire transaction is subject to certain conditions, including the approval of holders of HDA's first mortgage notes to pay $4.2 million for Supra's 17% interest in HDA. The Agreement provides for certain releases upon closing, including a release of HDA's guarantee of approximately $1.6 million of the ECOC Debt if the El Comandante Lease is terminated prior to December 2004.


6.  INCOME TAXES:

     Deferred tax assets of $625,407 and $652,337, net of valuation allowances of $1,755,286 and $1,729,926, were recorded as of March 31, 1997 and December 31, 1996, respectively. These assets arise from the difference between the tax basis of certain liabilities and their reported amounts in the financial statements (which will result in deductible amounts in future years when such liabilities are finally settled) and from the benefits of net operating loss carryforwards ("NOL") which are available to offset future taxable income and expire in various dates through 2003.

     The deferred provision for income taxes for the three months ended March 31, 1997 and 1996 is net of an increase in the valuation allowance of $25,360 and of a decrease in the valuation allowance of $97,915, respectively.






(PAGE)
PART I -- ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company's principal income producing asset is its 82% interest in Housing Development Associates S.E. ("HDA"). HDA owns El Comandante Race Track ("El Comandante"), the only licensed thoroughbred racing facility in Puerto Rico, which it leases to El Comandante Operating Company, Inc., a Puerto Rico nonstock corporation ("ECOC"). HDA also owns 55% of the capital stock of Galapagos, S.A. ("Galapagos"), a Dominican Republic corporation that leases and since April 29, 1995 operates V Centenario Race Track, a government-owned racing facility in the Dominican Republic ("V Centenario"). In 1994 HDA formed S&E Network Inc. ("S&E"), a Puerto Rico corporation that owns and operates three UHF television stations in Puerto Rico (the "Television Stations"). HDA sold its interest in S&E to Paxson Communications of San Juan, Inc. in sales closed in August 1996 (50% interest) and January 1997 (50% interest). The Company also owns Virginia Jockey Club, Inc. ("VJC"), an unsuccessful applicant for licenses to own and operate Virginia's first thoroughbred racing and pari-mutuel wagering facility. VJC is now inactive.


The Company's Results of Operations

     The following discussion and analysis covers changes in the results of operations for the three month period ended March 31, 1997 as compared to the results for the three month period ended March 31, 1996. The operating results are summarized as follows:
                                             Three months ended
                                                  March 31,
                                             -------------------
                                               1997       1996
                                             --------   --------
                                                (In thousands)

     El Comandante Race Track                $   674    $  997
     Galapagos - Dominican Republic racing      (125)     (423)
     Television Stations --
       Operations                                -        (130)
       Sale                                    4,615       -
     Interest Income                             133        29
     Other expenses                             (239)     (355)
                                             --------   --------
                                               5,058       118
     Minority stockholders interest
       in losses of Galapagos                     56       212
     Minority partners 18% interest in
       income of HDA                            (910)     (112)
                                             --------   --------
     Income before taxes                       4,204       218
     Provisions for income taxes                (648)     (231)
                                             --------   --------
     Net income (loss)                       $ 3,556    $  (13)
                                             ========   ========
(PAGE)

Results of Operations of El Comandante Race Track

                                             Three Months Ended
                                                  March 31
                                             -------------------
                                               1997       1996
                                             --------   --------
                                                (in thousands)

Rental income                                 $3,490     $3,802
Financial expenses                            (2,123)    (2,176)
Depreciation                                    (455)      (456)
Property and municipal taxes and
   racing license                               (238)      (173)
                                             ---------  ---------
                                             $   674    $   997
                                             =========  =========

     Rental income from the lease of El Comandante to ECOC is based on 25% of ECOC's commissions on wagering. Rental income decreased $312,000 (8.2%) to $3,490,000 for 62 race days in the 1997 first quarter from $3,802,000 for 61 race days in the 1996 quarter. ECOC management believes the decline is attributable, at least in part, to an unusually heavy rain during the first quarter of 1997 and to additional gaming opportunities that are available to the public, particularly slot machines in new casino hotels and up-graded slot machines in existing casino hotels. ECOC management expects to implement two new wagers, a Pick 3 and Trifecta, in June 1997 which it believes will attract additional El Comandante wagering for the balance of the year.

     There were no significant changes between the 1997 and 1996 first quarters for financial expenses and depreciation. The property and municipal taxes and racing license fee increased $64,000 in the 1997 quarter, caused by HDA's assumption, effective January 1997, of the obligation to pay the annual fee for the El Comandante racing license that was previously paid by ECOC.


Galapagos -- Results of Operations of Dominican Republic Racing

     The accounting records of Galapagos are maintained in Dominican Republic pesos and converted to U.S. dollars based on the average exchange rate during the reporting period. The currency exchange rates were 13.47 pesos to one U.S. dollar in the three months ended March 31, 1996 and 14.24 pesos to one U.S. dollar in the three months ended March 31, 1997. The operating results for Galapagos during these periods were as follows:




(PAGE)                                                      Amount of Change
                           Three months ended March 31      attributable to
                         -------------------------------  --------------------
                                             Favorable               Effect of
                                           (Unfavorable)             Exchange
                         1997     1996        Change      Operations Rates
                         -------  -------  -------------  ---------- ---------
                                            (In thousands)

Commissions on wagering  $1,213   $1,307   $        (94)  $     20   $   (114)
Other income                118      197            (79)       (62)       (17)
                         -------  -------  ------------   ---------  ---------
                          1,331    1,504           (173)       (42)      (131)
Operating costs          (1,315)  (1,759)           444        290        154
Depreciation               (123)    (111)           (12)       (22)        10
Interest expense            (18)     (57)            39         35          4
                         -------  -------  ------------   ---------  ---------
Losses before minority
  interests                (125)    (423)           298   $    261   $     37
Minority stockholders'                                    =========  =========
  interest in losses of
    Galapagos                56      212           (156)
                         -------  -------  ------------
                         $  (69)  $ (211)  $        142
                         =======  =======  ============

     Commissions on Wagering -- Galapagos. There was a small increase in commissions on wagering in Dominican Republic pesos in the 1997 first quarter as compared to the 1996 first quarter, but the Company reported a $94,000 decrease after converting the wagering in pesos to dollars.

     Other Income -- Galapagos. Other income in the 1996 quarter included approximately $70,000 related to simulcasting of El Comandante races that was reversed in the third quarter of 1996. This amount accounts for substantially all of the $79,000 difference between other income reported in the 1997 and 1996 first quarters.

     Operating Costs of Dominican Republic Racing. As shown in the above table, the change in exchange rates significantly affects the amount of the changes in operating costs between the first quarters of 1997 and 1996. The improved operating results in Dominican Republic racing in the 1997 first quarter is primarily attributable to reductions in operating costs, as follows:










(PAGE)
                                         Favorable (Unfavorable) Change
                                                attributable to
                                        ---------------------------------
                                                     Effect of
                                                     Exchange    Total
                                        Operations   Rates       Change
                                        ----------   ---------   --------
                                                  (In thousands)
     Non-controllable costs which are
       based on the amount of wagering
       and/or commissions on wagering   $       (6)  $      68   $     62
     Controllable operating costs              109          86        195
     Receipt of funds from Required
       Escrow account                          187          -         187
                                        ----------   ---------   --------
                                        $      290   $     154   $    444
                                        ==========   =========   ========

     The management of Galapagos made an intensified effort to reduce controllable costs in late 1996 and the effect was shown in the 1997 first quarter in a broad range of expenses categories, which reductions were offset in part by costs of increased advertising and television coverage.

     An account is funded from a portion of wagers on pool bets for the purpose of reimbursing Galapagos for foreign exchange losses and/or for other purposes approved by the Government (the "Required Escrow"). In the three months ended March 31, 1997, funds of $187,000 were released for Galapagos' marketing costs from the Required Escrow account upon authorization of the Government. There were no similar funds released from the Required Escrow account in the three months ended March 31, 1996.

     Depreciation -- Galapagos. Depreciation costs in the 1997 first quarter increased $12,000 over the 1996 comparable quarter due to the 1997 depreciation of capital additions made after the first quarter of 1996.

     Interest expense -- Galapagos. Interest expense in the first quarter of 1996 included interest of $40,000 on minority stockholders' loans. The interest was forgiven on June 30, 1996 and consequently there was no similar interest in the 1997 quarter.


Results of Operations of Television Stations

     The Television Stations were sold in sales closed in August 1996 (50%) and January 1997 (50%). In the three months ended March 1996 the Company had a loss of $130,000 from television operations. In the 1997 first quarter the Company had a gain of $4,615,000 from the sale closed in January 1997, and did not have any television operations.





(PAGE)
Interest Income

     The Company earned interest income of $133,000 in the three months ended March 31, 1997 and $29,000 in the comparable period of 1996 from investments in short term securities and from a note receivable from ECOC. HDA had more cash available for investment at the beginning of 1997 than at the beginning of 1996, and HDA's cash balances grew from $4 million to $12 million in the first quarter of 1997 (See "Liquidity of HDA"). The investment of the excess cash resulted in the $104,000 increase in interest income in the 1997 quarter as compared to the 1996 first quarter.


Other Expenses of the Company
                                               Three months ended
                                                     March 31
                                               ------------------
                                                 1997      1996
                                               --------  --------
                                                 (in thousands)

     Interest expense                          $    22   $    17
     General & administrative expenses             217       338
                                               --------  --------
                                               $   239   $   355
                                               ========  ========

     The interest expense in both three month periods is interest and financing costs on the Company's bank loan.

     General and administrative expenses were reduced $121,000 to $217,000 in the 1997 first quarter from $338,000 in the 1996 first quarter. The decrease was primarily related to (i) reductions of $65,000 in legal and consulting fees in the 1997 quarter as compared to the 1996 quarter and (ii) VJC costs of $28,000 and new business costs of $33,000 in the 1996 quarter, with no similar costs changed to expense in the 1997 quarter. The Company incurred costs in the 1997 first quarter in investigating new business opportunities, but such costs are deferred until a determination is made to enter into or abandon the new business.


Provision for Income Taxes

                                                Three Months Ended March 31,
                                               ------------------------------
                                                                   Increase
                                                 1997      1996    (Decrease)
                                               --------  --------  ----------
                                                       (in thousands)
     Puerto Rico income taxes of the Company   $   647    $  204   $     443
     Dominican Republic income tax
         provision of HDA                           -         25         (25)
     Federal income taxes of HDA subsidiary          1         2          (1)
                                               --------  --------  ---------
                                               $   648   $   231   $    417
                                               ========  ========  =========
(PAGE)
     The Company recorded a deferred tax asset of $463,000 in prior years for the anticipated Puerto Rico income tax benefit of the accumulated operating losses of the Television Stations. As a result of the second sale of S&E closed January 1997, the tax benefit will not be realized and the $463,000 was reversed; the reversal was the primary reason for the increase in 1997 in the Puerto Rico income tax provision of the Company.

     In the first quarter of 1996 HDA provided for deferred Dominican Republic income taxes of $25,000 on interest income accrued on its stockholder loans to Galapagos. The accrued interest on stockholder loans was forgiven on June 30, 1996 and consequently there was no provision for Dominican Republic taxes in the 1997 first quarter.


Liquidity and Capital Resources of HDA and the Company

     Liquidity of HDA

     HDA had cash and cash equivalents of $4,038,000 at December 31, 1996 and management is forecasting 1997 sources and uses of cash as follows:

                                                  Forecast       Actual
                                                    1997         3-31-97
                                                -----------    -----------
SOURCES OF CASH:
     Receipts from ECOC
       Rental income for 1997                   $14,260,000    $ 3,490,000
       Collection of note and rent receivable     1,000,000       (191,000)
     Sale of 50% interest in S&E                  7,000,000      7,000,000
     Interest income                                435,000         84,000
                                                -----------    -----------
                                                 22,695,000     10,383,000
                                                -----------    -----------
USES OF CASH:
     Debt service on First Mortgage Notes         7,925,000         25,000
     Property and municipal taxes and racing
       license of El Comandante                     860,000        549,000
     General and administrative expenses and
       costs of approvals of Noteholders          1,020,000        192,000
     Costs related to sale of S&E                   400,000         59,000
     Uses of proceeds from sale of S&E
       for redemption of First Mortgage Notes,
       investment in Galapagos and/or El
       Comandante capital improvements            3,237,000        944,000
     Cash distributions to partners (Company's
       82% share is $2,747,000 for 1997)          3,350,000        292,000
     Transaction with Supra and Velez
       discussed below                            4,800,000          -
     Unforeseen uses                                400,000          -
                                                -----------    -----------
                                                 21,992,000      2,061,000
(PAGE)                                          -----------    -----------
NET CASH FLOW                                       703,000      8,322,000

CASH, beginning of year                           4,038,000      4,038,000
                                                -----------    -----------
CASH, end of period                             $ 4,741,000    $12,360,000
                                                ===========    ===========

     HDA's principal source of cash is rental income from the lease of El Comandante to ECOC, augmented in 1997 by proceeds of the sale of HDA's remaining 50% interest in S&E. The rental income is based on ECOC's commissions on wagering commissions. Based on actual commission through April 30, 1997 and the anticipated effect of the two new wagers to be placed into effect in June 1997, ECOC management has forecasted that commissions in 1997 will approximate the 1996 commissions.

     HDA sold a 50% interest in S&E in August 1996 for $4 million and the remaining 50% for $7 million in January 1997. The indenture for HDA's First Mortgage Notes requires HDA to use approximately $7.5 million of these proceeds by January 1998 to offer to redeem First Mortgage Notes to the extent
these proceeds are not used in HDA's racing business.   HDA made an offer to
redeem up to $5 million of the First Mortgage Notes at par plus accrued interest and plans to use the other $2.5 million prior to January 1998 as investment in Galapagos, for capital improvements for El Comandante and/or for redemption of First Mortgage Notes. In response to the $5 million repurchase offer, First Mortgage Notes in the principal amount of $737,000 were redeemed on March 28, 1997, and accordingly HDA has retained $4,263,000 of the $5 million for other business purposes permitted by the indenture.

     The Company and HDA entered into an agreement on May 13, 1997 (the "Agreement") with Supra and Company, S.E. ("Supra") and Ruben Velez Lebron and his wife ("Velez"), the principal owners of Supra, for HDA to purchase Supra's 17% interest in HDA for $4.2 million and for HDA to pay $600,000 over a three year period to Supra and Velez in exchange for Supra's and Velez's cancellation of certain promissory notes and other obligations of ECOC aggregating $2,290,000 (the "ECOC Debt" -- see Note 5 to ECOC's financial statements for description of ECOC Debt). The closing of the entire transaction is subject to certain conditions, including the approval of holders of HDA's First Mortgage Notes to pay $4.2 million for Supra's 17% interest in HDA. The Agreement provides for certain releases upon closing, including the filing by Supra of a motion to dismiss the Supra complaint described in Part II "Legal Proceedings" and a release of HDA's guarantee of approximately $1.6 million of the ECOC Debt if the El Comandante lease with ECOC is terminated prior to December 2004.

     Galapagos had a cash flow deficit from operations of approximately $1.1 million in 1996. Management expects Galapagos to have a positive cash flow in 1997 as a result of the following:

     1. An intensified effort in 1997 to expand the OTB network which grew from 163 to 252 OTB agencies in 1996, with a goal of 375 agencies by the end of 1997 and further growth in 1998 to a maximum of 450 agencies.

(PAGE)
     2. The Lottery Operator, a company controlled by one of Galapagos' Minority Stockholders, has a contract with the Government to operate an electronic lottery in the Dominican Republic. Galapagos will permit OTB agencies to sell lottery tickets and the Lottery Operator will pay Galapagos $100 per month per OTB agency as partial reimbursement for telephone line costs for OTB agencies. The reimbursement is forecasted to be $230,000 from June to December 1997. Each lottery location that is not an OTB agency will also sell the Pick-6 pool wagers for Galapagos' live racing and El
          Comandante's simulcasted races.   The Dominican bettors favor the
          pool bet and in 1996 approximately 67% of Galapagos' commissions were earned from this wager. Galapagos will manage the distribution system for the Lottery Operator. The lottery is scheduled to open in June 1997 with approximately 485 agencies selling lottery games, with agencies forecasted to grow to 725 locations by year-end and to
          900 in 1998.   Forecasted cash flow for the management contract is
          $275,000 for 1997.

     3. Galapagos has reduced its controllable operating costs in 1997 by approximately 5%.

     4. The Dominican Republic Government receives taxes on wagering on simulcasted races from El Comandante. Galapagos, the Horseowners' Association and the Breeders' Association have proposed that the Government invest these tax receipts to improve racing in the Dominican Republic. Pursuant to the proposal, Galapagos would receive 75% of the taxes in the first year, 65% in the second year and 50% thereafter as reimbursement for repairs and maintenance at V Centenario, marketing costs (including television costs of V Centenario races) and certain other items benefitting racing in the Dominican Republic. If approved effective June 1997, as expected, these Government expenditures are forecasted to reduce Galapagos' operating costs by approximately $600,000 in 1997. The balance of the tax revenues would be used to increase the purses paid to horseowners.

          The President of the Dominican Republic appoints the members of the Racing Commission and of the Patronato Hipodromo V Centenario ("Patronato"), a seven member commission that oversees the contractual relationship between the Government and Galapagos. Both commissions support the proposal. The President of the Patronato, the President of the Breeders' Association, a representative of the Horseowners' Association and the general manager of Galapagos met with a Presidential aide to discuss the proposal and this matter is expected to be concluded in May 1997.


     The Company invested $750,000 in preferred stock of Galapagos in 1997. Subject to approval by holders of a majority in principal amount of the First Mortgage Notes, HDA plans to make capital contributions, together with the Minority Stockholders, to Galapagos to enable Galapagos to redeem the preferred stock held by the Company and to improve Galapagos' working capital position until these additional sources of revenues from operations materialize.
(PAGE)
     ECOC had rent and loans payable to HDA of approximately $2.8 million at December 31, 1996 and the indebtedness has increased in the first quarter of 1997 to $2.97 million. ECOC's 1997 forecasts show cash flow from (i) El Comandante operations, (ii) collection of its 1996 receivable of approximately $900,000 from Galapagos and (iii) financing of its horseowners' loans which will provide approximately $335,000 to ECOC. ECOC's forecast also includes a $1 million reduction in 1997 in its debt to HDA. As discussed above, Galapagos is expected to have funds from operations and capital contributions to pay its debt to ECOC, which in turn can use a significant portion of the amount collected to reduce its debt to HDA. The Company's management has reviewed ECOC's forecasts and believes that ECOC's cash position will be significantly improved in 1997 and that, assuming the planned capital contributions are made to Galapagos, ECOC will be able to reduce its debt to HDA in 1997.


     Liquidity and Capital Resources of the Company

     The Company's principal sources of cash have been distributions related to its 82% interest in HDA, proceeds from bank loans and loans from IGC. Indenture restrictions presently limit HDA's ability to make distributions to its partners, including the Company, to approximately 48% of HDA's cumulative consolidated net income since January 1, 1994 (see Note 5 to the Company's Consolidated Financial Statements).

     Management has forecasted approximately $2.7 million in cash distributions from HDA to the Company in 1997 and the only other forecasted source of cash of the Company is $265,000 from commissions and guarantee fees related to the sale of S&E. As discussed in Liquidity of HDA, the Company made a preferred stock investment of $750,000 in Galapagos in 1997 which is expected to be redeemed this year. The Company's forecasted cash needs, assuming the Galapagos preferred stock is redeemed, are approximately $2.1 million, including payment of bank debt and interest ($531,000), administrative expenses and costs of investigating new business opportunities ($675,000), income taxes ($257,000) and reduction of payables ($690,000).

     The Company's bank debt will be paid in full in 1997 and Management believes the line of credit can be renewed if needed. The forecast of 1997 net cash flow of approximately $800,000, coupled with cash of $175,000 at December 31, 1996 and bank loans, if needed, should provide the Company with funds to expand its business (see discussions below regarding Panama and Mexico) or make modest cash distributions to partners. EMC's directors consider cash distributions on a quarterly basis.

     The Company is negotiating with the Government of Panama to operate the Presidente Remon race track in Panama City which is owned and presently managed by the Government. If an agreement to operate Presidente Remon is concluded, a 50% owned subsidiary that would operate the race track will require capital investment that management expects to fund from its cash flow from operations and/or bank financing.


(PAGE)
     The Company responded to a request for proposals from the Government of Mexico to operate the Las Americas race track in Mexico City in a 49% owned subsidiary. Based on the initial submissions of 17 applicants, the Government invited six of the applicants, including the Company, to submit economic proposals which were filed on May 6, 1997. The final selection is scheduled to be completed in May 1997. In the event the Company's subsidiary is selected, bank financing for the subsidiary will be required and the Company will be required to make a capital investment in the subsidiary of an amount not yet determined. As in the case of Panama, the Company would most likely need bank financing for its capital investment.











































(PAGE)
PART II -- OTHER INFORMATION

Item 1 - Legal Proceedings

     Prompted by HDA's then pending sale of S&E, on December 30, 1996 the Racing Board issued an order (the "Order") seeking to impose certain obligations on HDA, ECOC and Paxson in conjunction with the second sale, including that (1) in addition to live racing broadcasts, ECOC must rebroadcast races at times of lesser audience, (2) any broadcast agreement for races must be approved by the Racing Board, and (3) HDA, ECOC and Paxson must indemnify third parties for any losses suffered from any discontinuance of racing telecasts and, to secure this indemnity, HDA and ECOC must post a $4 million bond. On January 21, 1997 HDA filed with the Racing Board a motion for reconsideration of the order arguing that the Racing Board failed to comply with applicable administrative procedures in issuing the order and that the Racing Board lacked jurisdiction to impose conditions on the S&E sale.
The Racing Board held a hearing on the motion for reconsideration on March 4, 1997 but did not issue a ruling on the motion within the 90 day period provided under applicable law. That term having elapsed, the Racing Board lost jurisdiction on the motion of reconsideration and HDA intends to file an appeal to contest the Order before the Circuit Court of Appeals of Puerto
Rico.   Based upon facts available to date, Management and legal counsel believe that none of such actions will have a material adverse effect on ECOC's, HDA's or the Company's financial position or results of operations.

     On February 28, 1997, Supra filed a complaint in the Superior Court of the Commonwealth of Puerto Rico, San Juan Part, naming as defendants HDA, Land Development Associates S.E. ("LDA"), Interstate General Properties Limited Partnership S.E. ("IGP"), Covington & Burling ("Covington"), and the Company, Civil Case #KAC-970210 (902). Supra, on its own behalf, and as a partner to HDA and LDA, alleges that due to the negligence of IGP and Covington, HDA and LDA paid $6,386,000 to The Chase Manhattan Bank N.A. ("Chase") as a penalty for prepayment of mortgage debt. The Company is included as a defendant in the case because as a managing partner of HDA and LDA it refused, as requested by Supra, to sue Covington. The complaint petitions that a judgment be entered against Covington for the amount paid to Chase plus 6% interest thereon, and damages in the amount of $10 million, or in the alternative against the Company and/or IGP for the same amount if the court determines that due to the failure of the Company and/or IGP to sue Covington as aforesaid, HDA, LDA, and its partners (except the Company and/or IGP) have been deprived of their claim to be compensated for the amounts paid to Chase. For additional information related to this matter, see the Agreement with Supra discussed in "Liquidity of HDA".










(PAGE)
Item 2 - 5

Not applicable.

Item 6 -- EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits required by Securities and Exchange Commission Section 601 of Regulation S-K

          Exhibit
            No.             Descrption of Exhibit           Reference
         ---------       ---------------------------     ---------------
           10.1          Letter Agreement dated May 13,
                         1997 by and between Equus
                         Gaming Company L.P., Housing
                         Development Associates S.E,
                         Supra & Company S.E. and Ruben
                         Velez Lebron and his wife        Filed herewith

































(PAGE)
                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Equus Gaming Company L.P.
                                   -----------------------------------
                                            (Registrant)

                                   By:  Equus Management Company
                                        Managing General Partner


May 15, 1997                            By: /s/ Donald G. Blakeman
-----------------                       ------------------------------
Date                                    Donald G. Blakeman
                                        President



May 15, 1997                            By: /s/ Gretchen Gronau
-----------------                       ----------------------
Date                                    Gretchen Gronau
                                        Vice President and
                                        Chief Financial Officer


























(PAGE)
                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  EXHIBIT
-------                                 -------

10.1 Letter Agreement dated May 13, 1997 by and between Equus Gaming Company L.P., Housing Development Associates S.E, Supra & Company S.E. and Ruben Velez Lebron and his wife