Form 10-K/A
period 1996-12-31
EQUUS GAMING CO LP
filed 1997-07-07
CIK 928423

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 1996         COMMISSION FILE NUMBER 000-25306

                             EQUUS GAMING COMPANY L.P.
            (Exact name of registrant as specified in its charter)

                Virginia                          54-1719877
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

                         222 Smallwood Village Center
                         St. Charles,  Maryland 20602
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

AMENDMENT

     The primary purpose of this amendment is to correct an inadvertent transposition in three pages of the financial statements of the registrant.

Documents Incorporated By Reference:

The entire Form 10-K for the year ended December 31, 1996, except for the three pages enclosed herein.
(PAGE)
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the partners of
Equus Gaming Company L.P.:

We have audited the accompanying consolidated balance sheets of Equus Gaming Company L.P. (a Virginia limited partnership) (the Company) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income
(loss), changes in partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1996 and 1995 financial statements of Galapagos, S.A., which statements reflect total assets and total revenues of 4 percent and 23 percent in 1996 and
5 percent and 19 percent in 1995, respectively, of the consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this entity, is based solely on the report of the other auditors.

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



Arthur Andersen LLP
March 27, 1997
Washington, D.C.

(PAGE)
                           EQUUS GAMING COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS

                                  (continued)

                       LIABILITIES AND PARTNERS' DEFICIT

                                                        December 31,
                                                 ---------------------------
                                                    1996            1995
                                                 -----------    ------------
LIABILITIES RELATED TO RACE TRACKS:
  First Mortgage Notes-
     Principal, net of bond discount of
       $1,596,261 and $1,760,161, respectively   $66,403,739    $66,239,879
     Accrued interest                                332,918        332,918
  Minority interest in Galapagos                     111,427        816,216
  Notes payable                                      577,388        523,562
  Accounts payable and accrued liabilities         2,157,681      1,092,765
  Accrued income taxes                               437,692        231,980
                                                 -----------    ------------
                                                  70,020,845     69,237,320
                                                 -----------    ------------

LIABILITIES RELATED TO TELEVISION STATIONS:
  Note payable                                         -          1,365,848
  Obligations under TV Purchase Agreements             -            474,661
  Accounts payable and accrued liabilities             -            464,414
                                                 -----------    ------------
                                                       -          2,304,923
                                                 -----------    ------------

OTHER LIABILITIES:
  Unsecured partner's loans                          415,883        211,629
  Notes payable and accrued interest                 500,000        566,885
  Accounts payable and accrued liabilities           287,976        226,710
  Minority interest in HDA                           550,605         63,559
                                                 -----------    ------------
                                                   1,754,464      1,068,783
                                                 -----------    ------------

PARTNERS' DEFICIT:
  General Partners                                  (752,867)      (760,803)
  Limited Partners                               (10,436,112)   (11,027,009)
                                                 -----------    ------------
                                                 (11,188,979)   (11,787,812)
                                                 -----------    ------------
                                                 $60,586,330    $60,823,214
                                                 ===========    ============




                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

(PAGE)

                           EQUUS GAMING COMPANY L.P.
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                       General      Limited
                                       Partners     Partners      Total
                                      -----------  ------------  ------------
BALANCES, December 31, 1993           $       100  $      -      $        100

  Net loss for the year                (1,494,603)        -        (1,494,603)

  Capital contributions                 4,128,582         -         4,128,582

  Distributions to partners-
    Receivable from Land
      Development Associates
        S.E. ("LDA")                   (2,933,296)        -        (2,933,296)

    Cash                                 (225,000)        -          (225,000)
                                      -----------  ------------  ------------
BALANCES, December 31, 1994              (524,217)        -          (524,217)

  Net loss for the year                   (77,247)     (514,038)     (591,285)

  Issuance of partnership units             -         5,650,000     5,650,000

  Effect of consolidation of HDA         (158,406)  (15,682,238)  (15,840,644)

  Currency translation
    adjustments                              (933)      (92,388)      (93,321)

  Cash distributions to
    partners                                -          (388,345)     (388,345)
                                      -----------  ------------  ------------
BALANCES, December 31, 1995              (760,803)  (11,027,009)  (11,787,812)

  Net income for the period                 8,272       818,951       827,223

  Currency translation
    adjustments                              (336)      (33,294)      (33,630)

  Cash distributions to
    partners                                -          (194,760)     (194,760)
                                      -----------  ------------  ------------
BALANCES, December 31, 1996           $  (752,867) $(10,436,112) $(11,188,979)
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

                                   Equus Gaming Company L.P.
                                   -----------------------------------
                                            (Registrant)

                                   By:  Equus Management Company
                                        Managing General Partner

July 7, 1997                            /s/ Gretchen Gronau
-----------------                       ------------------------------
Date                                    Gretchen Gronau
                                        Vice President and Chief
                                        Financial Officer