Form 10-Q
period 1997-06-30
EQUUS GAMING CO LP
filed 1997-08-08
CIK 928423

(PAGE)                SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE 30, 1997,  OR

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 6,333,617 Class A Units



(PAGE)                       EQUUS GAMING COMPANY L.P.
                                   FORM 10 Q

                                     INDEX
                                                                     Page
PART I - FINANCIAL INFORMATION                                      Number

  Item 1 - Financial Statements

     Equus Gaming Company L.P. (the "Company")

        Consolidated Statements of Income for the Six
        Months Ended June 30, 1997 and 1996 (Unaudited)                1

        Consolidated Statements of Income for the Three
        Months Ended June 30, 1997 and 1996 (Unaudited)                2

        Consolidated Balance Sheets at June 30, 1997 (Unaudited)
        and December 31, 1996 (Audited)                                3

        Consolidated Statements of Cash Flows for the Six Months
        Ended June 30, 1997 and 1996  (Unaudited)                      5

        Consolidated Statements of Cash Flows for the Three Months
        Ended June 30, 1997 and 1996  (Unaudited)                      7

        Notes to Consolidated Financial Statements                     9

     El Comandante Operating Company, Inc.:

        Statements of Revenues and Expenses for the Six Months
        Ended June 30, 1997 and 1996 (Unaudited)                      16

        Statements of Revenues and Expenses for the Three Months
        Ended June 30, 1997 and 1996 (Unaudited)                      17

        Statements of Net Assets (Liabilities) at June 30, 1997
        (Unaudited) and December 31, 1996 (Audited)                   18

        Statements of Cash Flows for the Six Months Ended
        June 30, 1997 and 1996  (Unaudited)                           19

        Statements of Cash Flows for the Three Months Ended
        June 30, 1997 and 1996  (Unaudited)                           20

        Notes to Financial Statements                                 21

  Item 2 -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       24

        The Company's Results of Operations for the Six Months
        Ended June 30, 1997 and 1996                                  24

        The Company's Results of Operations for the Three Months
        Ended June 30, 1997 and 1996                                  29

        Liquidity and Capital Resources of HDA and the Company        33
(PAGE)                      EQUUS GAMING COMPANY L.P.
                                   FORM 10 Q

                                     INDEX
                                                                     Page
PART II - OTHER INFORMATION                                         Number


  Item 1 -  Legal Proceedings                                         39

  Item 2 -  Material Modifications of Rights of Registrant's
             Securities                                               40

  Item 3 -  Default upon Senior Securities                            40

  Item 4 -  Submission of Matters to a Vote of Security Holders       40

  Item 5 -  Other Information                                         40

  Item 6 -  Exhibits and Reports on Form 8-K                          40

  Signatures                                                          41

(PAGE)                    EQUUS GAMING COMPANY L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                  (Unaudited)
                                                     1997            1996
                                                  -----------    -----------
REVENUES:
  Rental income from El Comandante Race Track $ 7,112,843 $ 7,418,514 Dominican Republic racing-
    Commissions on wagering                         2,323,317      2,261,204
    Other revenues                                    266,866        290,389
  Television Stations                                   -          1,165,109
  Gain from sale of 50% interest in Television
    Stations                                        4,615,000          -
  Interest income                                     271,258         80,150
                                                  -----------    -----------
     Total revenues                                14,589,284     11,215,366
                                                  -----------    -----------
EXPENSES:
  Financial                                         4,406,167      4,438,067
  Depreciation                                      1,160,136      1,240,907
  General and administrative                          976,746      1,012,743
  Operating costs of Dominican Republic racing      2,759,989      3,109,834
  Operating costs of Television Stations                -          1,083,248
                                                  -----------    -----------
     Total expenses                                 9,303,038     10,884,799
                                                  -----------    -----------
INCOME BEFORE INCOME TAXES AND MINORITY
  INTERESTS                                         5,286,246        330,567

PROVISION FOR INCOME TAXES:
  Current                                               2,022         75,177
  Deferred                                            840,726        267,326
                                                  -----------    -----------
INCOME (LOSS) BEFORE MINORITY INTERESTS             4,443,498        (11,936)

MINORITY INTERESTS                                    815,080        (58,897)
                                                  -----------    -----------
NET INCOME                                        $ 3,628,418    $    46,961
                                                  ===========    ===========
ALLOCATION OF NET INCOME:
  General Partners                                $    36,284    $       470
  Limited Partners                                  3,592,134         46,491
                                                  -----------    -----------
                                                  $ 3,628,418    $    46,961
                                                  ===========    ===========
NET INCOME PER UNIT                               $     0.57     $       .01
                                                  ===========    ===========
WEIGHTED AVERAGE UNITS OUTSTANDING                 6,333,617       6,333,617
                                                  ===========    ===========

                  The accompanying notes are an integral part
                       of these consolidated statements.




(PAGE)                     EQUUS GAMING COMPANY L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED JUNE 30,
                                  (Unaudited)
                                                     1997            1996
                                                  -----------    -----------
REVENUES:
  Rental income from El Comandante Race Track $ 3,622,916 $ 3,616,845 Dominican Republic racing-
    Commissions on wagering                         1,110,018        954,066
    Other revenues                                    148,570         90,226
  Television Stations                                   -            664,866
  Interest income                                     138,622         50,771
                                                  -----------    -----------
     Total revenues                                 5,020,126      5,376,774
                                                  -----------    -----------
EXPENSES:
  Financial                                         2,243,310      2,135,768
  Depreciation                                        581,944        616,066
  General and administrative                          516,617        487,979
  Operating costs of Dominican Republic racing      1,450,311      1,356,211
  Operating costs of Television Stations                -            568,024
                                                  -----------    -----------
     Total expenses                                 4,792,182      5,164,048
                                                  -----------    -----------
INCOME BEFORE INCOME TAXES AND MINORITY
  INTERESTS                                           227,944        212,726

PROVISION (CREDIT) FOR INCOME TAXES:
  Current                                             (68,446)        56,968
  Deferred                                            263,080         54,584
                                                  -----------    -----------
INCOME BEFORE MINORITY INTERESTS                       33 310        101,174

MINORITY INTERESTS                                    (38,621)        40,897
                                                  -----------    -----------
NET INCOME                                        $    71,931    $    60,277
                                                  ===========    ===========
ALLOCATION OF NET INCOME:
  General Partners                                $       719    $       603
  Limited Partners                                     71,212         59,674
                                                  -----------    -----------
                                                  $    71,931    $    60,277
                                                  ===========    ===========
NET INCOME PER UNIT                               $     0.01     $       .01
                                                  ===========    ===========
WEIGHTED AVERAGE UNITS OUTSTANDING                 6,333,617       6,333,617
                                                  ===========    ===========


                  The accompanying notes are an integral part
                       of these consolidated statements.

(PAGE)                     EQUUS GAMING COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                  June 30,      December 31,
                                                    1997            1996
                                                 -----------    ------------
                                                 (Unaudited)     (Audited)

CASH AND CASH EQUIVALENTS                        $ 9,753,011    $ 4,268,029
                                                 -----------    -----------

ASSETS RELATED TO RACE TRACKS:
  Property and equipment-
     Land                                          7,128,858      7,128,858
     Buildings and improvements                   48,450,532     48,138,946
     Equipment                                     2,706,966      2,669,639
                                                 -----------    -----------
                                                  58,286,356     57,937,443
     Less accumulated depreciation               (13,126,141)   (11,981,552)
                                                 -----------    -----------
                                                  45,160,215     45,955,891
  Receivables from El Comandante
     Operating Company, Inc. ("ECOC")              2,862,500      2,780,416
  Deferred costs-
     Financing                                     3,928,937      4,055,866
     Organizational and other                        342,584        370,120
  Other                                            1,033,508        932,566
                                                 -----------    -----------
                                                  53,327,744     54,094,859
                                                 -----------    -----------

ASSETS RELATED TO TELEVISION STATIONS:
  Investment in S & E Network Inc. ("S&E")             -          1,825,243
  Other                                                -            398,199
                                                 -----------    -----------
                                                       -          2,223,442
                                                 -----------    -----------
                                                 $63,080,755    $60,586,330
                                                 ===========    ===========
















(PAGE)                     EQUUS GAMING COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS
                                  (continued)
                       LIABILITIES AND PARTNERS' DEFICIT

                                                  June 30,      December 31,
                                                    1997            1996
                                                 -----------    ------------
                                                 (Unaudited)     (Audited)


LIABILITIES RELATED TO RACE TRACKS:
  First Mortgage Notes-
     Principal, net of bond discount of
       $1,496,646 and $1,596,261, respectively   $65,766,354    $66,403,739
     Accrued interest                                328,841        332,918
  Minority interest in Galapagos                       -            111,427
  Notes payable                                      467,752        577,388
  Accounts payable and accrued liabilities         1,613,267      2,157,681
  Accrued income taxes                             1,017,939        437,692
                                                 -----------    -----------
                                                  69,194,153     70,020,845
                                                 -----------    -----------

OTHER LIABILITIES:
  Unsecured partner's loans                            -            415,883
  Notes payable                                      300,000        500,000
  Accounts payable and accrued liabilities            80,802        287,976
  Minority interest in HDA                         1,573,549        550,605
                                                 -----------    -----------
                                                   1,954,351      1,754,464
                                                 -----------    -----------

PARTNERS' DEFICIT:
  General Partners                                  (716,764)      (752,867)
  Limited Partners                                (7,350,985)   (10,436,112)
                                                 -----------    -----------
                                                  (8,067,749)   (11,188,979)
                                                 -----------    -----------
                                                 $63,080,755    $60,586,330
                                                 ===========    ===========








                  The accompanying notes are an integral part
                     of these consolidated balance sheets.






(PAGE)                      EQUUS GAMING COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                  (Unaudited)
                                                      1997          1996
                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $ 3,628,418   $    46,961
                                                   -----------   -----------
  Adjustments to reconcile net income to net
    cash provided by operating activities-
      Gain from sale of 50% interest in
        Television Stations                         (4,615,000)        -
      Depreciation                                   1,160,136     1,240,907
      Amortization                                     373,466       469,246
      Deferred income tax provision                    840,726       267,326
      Currency translation adjustments                 (18,129)      (34,334)
      Forgiveness of interest                                       (173,754)
      Decrease (increase) in assets-
        Rent receivable from ECOC                     (243,843)      114,820
        Deferred costs                                   -           108,525
        Other                                          394,465       144,724
      Increase (decrease) in liabilities-
        Accrued interest                                (4,077)       69,142
        Accounts payable and accrued liabilities      (751,588)      427,997
        Accrued income taxes                          (260,478)     (119,134)
      Minority interests                               815,080       (58,897)
                                                   -----------   -----------
        Total adjustments                           (2,309,242)    2,456,568
                                                   -----------   -----------
        Net cash provided by operating activities    1,319,176     2,503,529
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (364,460)     (148,816)
  Collections of note from ECOC                        160,988        51,157
  Sale of 50% interest in Television Stations -
       Proceeds                                      7,000,000         -
       Costs                                          (559,757)        -
                                                   -----------   -----------
        Net cash provided by (used in) investing
          activities                                 6,236,771       (97,659)
                                                   -----------   -----------















(PAGE)                     EQUUS GAMING COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                  (Unaudited)
                                  (continued)

                                                      1997          1996
                                                   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of First Mortgage Notes                  (737,000)        -
  (Payments to) loans from general partner, net       (415,883)      248,595
  Loans from financial institutions                      -           356,168
  Payments on notes payable                           (309,636)     (264,087)
  Increase in deferred costs                          (119,386)   (1,070,311)
  Cash distributions to minority partners of HDA      (489,060)      (65,880)
                                                   -----------   -----------
        Net cash used in financing activities       (2,070,965)     (795,515)
                                                   -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS            5,484,982     1,610,355

CASH AND CASH EQUIVALENTS, beginning of year         4,268,029       814,292
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 9,753,011   $ 2,424,647
                                                   ===========   ===========

SUPPLEMENTAL INFORMATION:
  Interest paid                                    $ 4,051,681   $ 4,163,753
  Income taxes paid                                    262,500       194,310

















                  The accompanying notes are an integral part
                       of these consolidated statements.

(PAGE)                    EQUUS GAMING COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED JUNE 30,
                                  (Unaudited)
                                                      1997          1996
                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $    71,931   $    60,277
                                                   -----------   -----------
  Adjustments to reconcile net income to net
    cash provided by operating activities-
      Depreciation                                     581,944       616,066
      Amortization                                     247,792       222,686
      Deferred income tax provision                    263,080        54,584
      Currency translation adjustments                 (13,506)      (50,156)
      Forgiveness of interest                            -          (173,754)
      Decrease in assets-
        Rent receivable from ECOC                       27,084        83,155
        Other                                           98,645       350,524
      Increase (decrease) in liabilities-
        Accrued interest                            (1,975,850)   (1,950,322)
        Accounts payable and accrued liabilities      (739,038)       10,923
        Accrued income taxes                          (325,746)     (130,901)
      Minority interests                               (38,621)       40,897
                                                   -----------   -----------
        Total adjustments                           (1,874,216)     (926,298)
                                                   -----------   -----------
        Net cash used in operating activities       (1,802,285)     (866,021)
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (294,643)     (128,624)
  Collections of note from ECOC                         81,071        51,157
                                                   -----------   -----------
        Net cash used in investing activities         (213,572)      (77,467)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments to) loans from general partner, net       (223,278)       61,352
  Loans from financial institutions                      -           356,168
  Payments on notes payable                           (147,045)     (102,637)
  Increase in deferred costs                           (37,666)     (504,601)
  Cash distributions to minority partners of HDA      (436,500)      (54,000)
                                                   -----------   -----------
        Net cash used in financing activities         (844,489)     (243,718)
                                                   -----------   -----------













(PAGE)                     EQUUS GAMING COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED JUNE 30,
                                  (Unaudited)
                                  (continued)

                                                      1997          1996
                                                   -----------   ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS           (2,860,346)   (1,187,206)

CASH AND CASH EQUIVALENTS, beginning of period      12,613,357     3,611,853
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 9,753,011   $ 2,424,647
                                                   ===========   ===========

SUPPLEMENTAL INFORMATION:
  Interest paid                                    $ 3,998,695   $ 4,084,512
  Income taxes paid                                    262,500       187,869























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

     The consolidated financial statements as of June 30, 1997 and for the six and three month periods ended June 30, 1997 and 1996 are unaudited but include all adjustments (consisting of normal recurring adjustments) which management considers necessary for a fair presentation of the results of operations of the interim periods. The operating results for the six and three month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year. Net income per Unit is calculated based on weighted average of Units outstanding. Outstanding options and warrants to purchase Units do not have a material dilutive effect on the calculation of earnings per Unit.

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

     The accompanying consolidated financial statements include the accounts of the Company and HDA after eliminating all inter-company transactions. The Company recorded minority interests, as follows:
(PAGE)                             For the                  For the
                                  Six Months              Three Months
                                Ended June 30,           Ended June 30,
                            ------------------------  ----------------------
                                1997         1996        1997        1996
                            -----------  -----------  ----------  ----------
Minority interest in -
    Income of HDA           $1,023,000   $  214,000   $ 113,000   $ 102,000
    Losses of Galapagos       (208,000)    (273,000)   (152,000)    (61,000)
                            -----------  -----------  ----------  ----------
                            $  815,000   $  (59,000)  $ (39,000)  $  41,000
                            ===========  ===========  ==========  ==========

     Currencies

     HDA consolidates its accounts with Galapagos whose functional currency is Dominican Republic pesos ("RD$"), although United States dollars ("US$") are also a recording currency. US$ are exchanged into RD$ and vice versa through commercial banks and/or the Central Bank of the Dominican Republic. Galapagos remeasures its monetary assets and liabilities recorded in US$ into RD$ using the exchange rate in effect at the balance sheet date (the "current rate") and all other assets and liabilities and capital accounts, at the historical rates. Galapagos then translates its financial statements from RD$ into US$ using the current rate, for all assets and liabilities, and the average exchange rate prevailing during the year for results of operations. Net exchange gains or losses resulting from remeasurement of accounts, together with gains or losses from foreign currency transactions are included in operating results of Dominican Republic racing. At June 30, 1997 and December 31, 1996 accumulated net losses of $145,080 and $126,950, respectively, from changes in exchange rates due to the translation of assets and liabilities of Galapagos are included in the partners' deficit.

     The exchange rates as of June 30, 1997 and December 31, 1996 were US$1.00 to RD$14.24 and US$1.00 to RD$13.97, respectively, and the average exchange rates prevailing during the six months ended June 30, 1997 and 1996 were US$1.00 to RD$14.24 and US$1.00 to RD$13.74, respectively.


2.  RECEIVABLES FROM EL COMANDANTE OPERATING COMPANY, INC.:

     Receivables from ECOC as of June 30, 1997 and December 31, 1996 consist of (i) a note receivable and accrued interest of $634,444 and $796,203, respectively, and (ii) unpaid rent under the El Comandante Lease of $2,228,056 and $1,984,213, respectively. The note accrues interest at 5.75% and is due in monthly installments of $30,309, including interest, over a three year period that commenced May 1, 1996.
3.  LIABILITIES RELATED TO RACE TRACKS:

     First Mortgage Notes

     Pursuant to a private offering, El Comandante Capital Corp. ("ECCC"), a single-purpose wholly owned subsidiary of HDA, issued first mortgage notes in the aggregate principal amount of $68 million (the "First Mortgage Notes") under an indenture dated December 15, 1993 (the "Indenture") between ECCC, HDA and Banco Popular de Puerto Rico, as trustee (the "Trustee"), and HDAMC issued Warrants to purchase 68,000 shares of Class A Common Stock of HDAMC.
In March 1995 the Warrants automatically became exercisable to purchase Units
(PAGE)
of the Company from HDAMC. Upon issuance of the Warrants, HDAMC and HDA recorded additional equity of $1,912,800, equal to the fair value of the Warrants of $2,040,000, less offering costs of $127,200, and recorded debt discount of $2,040,000. Such debt discount is being amortized using the interest method over the term of the First Mortgage Notes. The First Mortgage Notes mature on December 15, 2003 and bear interest at 11.75% from December 15, 1993, payable semiannually.

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

     ECCC is required to redeem First Mortgage Notes in the principal amount of $6,800,000 on December 15, 2000, $10,200,000 on December 15, 2001,
$10,200,000 on December 15, 2002 and the balance at maturity. ECCC and HDA may redeem First Mortgage Notes on or after December 15, 1998 at the following redemption prices (expressed as percentages of principal amount): if redeemed during the 12-month period beginning December 15 of years 1998 at 104.125%, 1999 at 102.75%, 2000 at 101.5%, and 2001 and thereafter at 100% of principal amount, in each case together with accrued and unpaid interest. Any such redemptions would offset the mandatory redemptions due December 15, 2000, 2001 and 2002.

     ECCC is required to offer to purchase First Mortgage Notes, at face value, to the extent that HDA has accumulated excess cash flow, asset sales with net proceeds in excess of $5 million ("Excess Proceeds Offer"), or a total taking or casualty, or in the event of a change of control of HDA. As a result of the sales of its interest in S&E, HDA is required to use approximately $7.5 million of these proceeds to redeem First Mortgage Notes, at par, to the extent these proceeds are not invested in HDA's racing business by January 1998. HDA made an Excess Proceeds Offer to redeem up to $5 million of First Mortgage Notes and expects to use the remaining $2.5 million (i) as investment in Galapagos, (ii) for capital improvements for El Comandante, and/or (iii) as an offer to redeem additional First Mortgage Notes. In response to the Excess Proceeds Offer, First Mortgage Notes in the principal amount of $737,000 were tendered and redeemed on March 28, 1997, which will partially offset the mandatory redemption due December 15, 2000.

     The Indenture contains certain covenants, one of which restricts the amount of distributions to HDA's partners, including the Company. Permitted distributions include amounts intended to be sufficient to provide funds for HDA's partners to pay income taxes on their allocable share of HDA's taxable income ("Tax Distributions"). Tax Distributions are equal to the higher of
(i) 8.4% plus the higher of the then applicable federal personal or corporate income tax rate or (ii) the higher of the then applicable Puerto Rico personal or corporate income tax rate, multiplied by HDA's consolidated net income.
HDA is permitted to make additional cash distributions to partners and other Restricted Payments, as defined under the Indenture, equal to 44.25% of the excess of HDA's cumulative consolidated net income after December 31, 1993 over the cumulative amount of the Tax Distributions, provided that HDA meets a certain minimum debt coverage ratio. HDA does not yet meet the debt coverage ratio.
(PAGE)
     At June 30, 1997 and December 31, 1996 the fair value of the First Mortgage Notes, based on the market prices quoted by a brokerage firm that trades the Notes, were $67,935,630 and $64,600,000, respectively, as compared with its carrying value of $65,766,354 and $66,403,739, respectively.


4.  OTHER LIABILITIES:

     Notes Payable

     The Company has a loan outstanding with a bank that is payable in quarterly installments of $100,000 and a final payment of $200,000 in November 1997. The Company has assigned to the bank the first $100,000 of quarterly distributions from HDA. As of June 30, 1997 and December 31, 1996 the loan balance was $300,000 and $500,000, respectively. The interest is payable monthly based on the Citibank prime rate plus 2%, which at June 30, 1997 and December 31, 1996 was 10.50% and 10.25%, respectively.

     Unsecured Partner's Loans

     In prior years the Company has received advances from IGC, one of its general partners, which loans were paid in April 1997. The outstanding payables to IGC, including accrued interest, were $415,883 at December 31, 1996. The loans accrued interest based on the Citibank prime rate plus 1%, which at December 31, 1996 was 9.25%.


5.  EL COMANDANTE LEASE:

     The El Comandante Lease provides for either party to ask for renegotiation during the period of July 1 to August 31, 1997 with the results of such negotiations to be effective on January 1, 1998. ECOC has requested renegotiation of the Basic Rent to be paid by ECOC beginning on January 1, 1998, which HDA can not modify without the approval of the majority of holders of First Mortgage Notes. In turn, HDA has proposed certain financial concessions, such as payment to ECOC of a portion of its simulcasting costs, payment of hazard insurance premiums and sharing the cost of contributions to beneficiaries of special race days, if ECOC agrees to postpone renegotiation of the El Comandante Lease until August 1, 1998. ECOC is presently considering HDA's proposal.


6.  MANAGEMENT AGREEMENTS:

     The Company and HDA do not have any employees. Their activities are presently managed by Equus Management Company ("EMC"), one of the Company's general partners. Pursuant to a management agreement (the "HDA Management Agreement") with a term of 15 years ending December 31, 2004, HDA pays EMC fees of $250,000 per annum with annual CPI adjustments after 1993. Pursuant to its partnership agreement, the Company reimburses EMC for its costs and expenses, including compensation of officers and directors, in excess of amounts EMC receives from other sources, which sources are primarily collections for services pursuant to a racing consulting agreement with ECOC, cash distributions from its 1% interest in the Company, fees pursuant to the HDA Management Agreement, and reimbursements for services rendered to IGC, the
(PAGE)
other general partner of the Company, and its subsidiary, Interstate General Properties Limited Partnership, S.E. ("IGP").

     Pursuant to a three-year support agreement effective as of February 6, 1995 ("IGC Support Agreement"), IGC and IGP provide administrative support services to the Company and the Company reimburses them for expenses incurred in providing such services. Also, effective August 1996 Interstate Business Corporation ("IBC") has been providing certain accounting services to the Company for a monthly fee of $1,000.

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


7.  RELATED PARTY TRANSACTIONS:

     Amounts accrued with respect to services rendered by certain related parties during the six and three months ended June 30, 1997 and 1996 are summarized as follows:

                                                For the           For the
                                               Six Months       Three Months
  Services Rendered                           Ended June 30,   Ended June 30,
---------------------                       ----------------- ----------------
  To           By           Concept           1997     1996     1997     1996
----------- --------- --------------------- -------- -------- -------- -------

HDA         IGP       Management agreement  $  -     $135,220 $  -     $67,610
HDA         EMC       Management agreement   138,960    -       69,100   -
The Company IBC       Accounting services      6,000    -        3,000   -
The Company IGC/IGP   Support agreement       10,250  100,000    5,320  50,000
The Company EMC       Expenses in excess of
                      receipts                99,630    -       57,600   -
The Company EMC       Directors fees and
                      expenses                47,900   10,800   26,430   -

8.  INCOME TAXES:

     The provision for income taxes included in the accompanying consolidated financial statements are attributed to (i) Puerto Rico income taxes, at a 29% tax rate, on the Company's distributive share of HDA's income from Puerto Rico sources and (ii) ECCC's federal income taxes on its taxable income, as follows:







(PAGE)                             For the                  For the
                                  Six Months              Three Months
                                Ended June 30,           Ended June 30,
                            ------------------------  ----------------------
                                1997         1996        1997        1996
                            -----------  -----------  ----------  ----------
Puerto Rico income taxes -
    Deferred                $   840,726  $  286,487   $ 263,080   $  98,388
    Current                       -          71,368     (69,438)     55,673
Federal income tax                2,022       3,809         992       1,295
Dominican Republic                -         (19,161)      -         (43,804)
                            -----------  -----------  ----------  ----------
                            $   842,748  $  342,503   $ 194,634   $ 111,552
                            ===========  ===========  ==========  ==========

     The deferred income taxes are related to the difference between the tax basis of the Company's investment in HDA and the amount reported in the financial statements. The credit for Dominican Republic income tax is due to the reversal of a provision previously recorded on interest earned by HDA on certain loans to Galapagos, which interest was forgiven in June 1996 before any interest had been collected.


9.  AGREEMENT WITH SUPRA:

     The Company and HDA entered into an agreement on May 13, 1997, as amended, (the "Agreement") with Supra and Company, S.E. ("Supra") and Ruben Velez Lebron and his wife ("Velez"), the principal owners of Supra, for HDA to purchase Supra's 17% interest in HDA for $4,310,000 (less $124,000 of cash distributions made by HDA to Supra since May 13, 1997) and for HDA to pay $150,000 to Supra and Velez on January 2, 1998 in exchange for Supra's and Velez's cancellation of certain promissory notes and other obligations of ECOC aggregating $2,290,000 (the "ECOC Debt"). The closing of the entire transaction is subject to certain conditions, including the approval of holders of First Mortgage Notes to pay the purchase price for Supra's 17% interest in HDA. The Agreement provides for certain releases upon closing, including the filing by Supra of a motion to dismiss the Supra complaint described in Part II - "Legal Proceedings" and a release of HDA's guarantee of approximately $1.6 million of the ECOC Debt which would become due if the El Comandante Lease is terminated prior to December 2004.

(PAGE)              EL COMANDANTE OPERATING COMPANY, INC.
                      STATEMENTS OF REVENUES AND EXPENSES
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                  (Unaudited)

                                                   1997           1996
                                                -----------    -----------
REVENUES:
  Commissions on wagering                       $28,451,366    $29,674,056
  Other                                           1,344,337      1,350,234
                                                -----------    -----------
     Total revenues                              29,795,703     31,024,290
                                                -----------    -----------
EXPENSES:
  Payments to horse owners and horse owners'
    association                                  14,177,394     14,785,549
  Track rent                                      7,112,843      7,418,514
  Salaries, wages and employee benefits           3,688,646      3,514,357
  Operating expenses                              2,715,894      2,627,693
  General and administrative                      1,305,892      1,350,835
  Marketing and satellite transmission costs      1,095,973      1,191,980
                                                -----------    -----------
     Total expenses                              30,096,642     30,888,928
                                                -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                  (300,939)       135,362

PROVISION (CREDIT) FOR DEFERRED INCOME TAXES         23,345        (14,870)
                                                -----------    -----------
NET INCOME (LOSS)                               $  (324,284)   $   150,232
                                                ===========    ===========



















                    The accompanying notes are an integral
                           part of these statements.

(PAGE)              EL COMANDANTE OPERATING COMPANY, INC.
                      STATEMENTS OF REVENUES AND EXPENSES
                      FOR THE THREE MONTHS ENDED JUNE 30,
                                  (Unaudited)

                                                   1997           1996
                                                -----------    -----------
REVENUES:
  Commissions on wagering                       $14,491,660    $14,467,389
  Other                                             662,470        669,062
                                                -----------    -----------
     Total revenues                              15,154,130     15,136,451
                                                -----------    -----------
EXPENSES:
  Payments to horse owners and horse owners'
    association                                   7,219,926      7,215,752
  Track rent                                      3,622,916      3,616,845
  Salaries, wages and employee benefits           1,912,573      1,770,442
  Operating expenses                              1,347,798      1,286,777
  General and administrative                        657,054        682,988
  Marketing and satellite transmission costs        550,729        576,727
                                                -----------    -----------
     Total expenses                              15,310,996     15,149,531
                                                -----------    -----------
LOSS BEFORE INCOME TAXES                           (156,866)       (13,080)

CREDIT FOR DEFERRED INCOME TAXES                     (3,585)       (41,825)
                                                -----------    -----------
NET (LOSS) INCOME                               $  (153,281)   $    28,745
                                                ===========    ===========



















                    The accompanying notes are an integral
                           part of these statements.

(PAGE)              EL COMANDANTE OPERATING COMPANY, INC.
                    STATEMENTS OF NET ASSETS (LIABILITIES)

                                                June 30,     December 31,
                                                  1997           1996
                                              ------------   ------------
                                              (Unaudited)     (Audited)
ASSETS:
  CURRENT ASSETS:
    Cash, including restricted cash of
      $1,759,362 and $187,391, respectively   $  2,511,252   $  1,116,330
    Accounts receivable, net                     1,206,761      1,379,932
    Prepayments and supplies inventory             399,381        242,468
    Notes receivable                               452,982        335,248
                                              ------------   ------------
       Total current assets                      4,570,376      3,073,978
                                              ------------   ------------
  DEFERRED COSTS, net:
    Organizational costs                            23,845         28,015
    Deferred tax asset                             628,992        652,337
    Telecommunication installation costs           152,253        185,905
    Noncompetition agreement                        20,833        145,833
                                              ------------   ------------
      Total deferred costs                         825,923      1,012,090
                                              ------------   ------------
  FURNITURE AND EQUIPMENT, net                   3,720,521      3,964,066
                                              ------------   ------------
      Total assets                            $  9,116,820   $  8,050,134
                                              ------------   ------------
LIABILITIES:
  CURRENT LIABILITIES:
    Current portion of capital lease
      obligations                             $    709,167   $   707,917
    Rent payable to Housing Development
      Associates S.E. ("HDA")                    2,228,056     1,984,213
    Accounts payable and accrued liabilities     3,350,713     3,299,930
    Outstanding winning tickets, refunds and
      Pool Pote                                  2,373,943       784,897
                                              ------------   -----------
      Total current liabilities                  8,661,879     6,776,957
                                              ------------   -----------
  CAPITAL LEASE OBLIGATIONS                        880,564     1,223,557
                                              ------------   -----------
  NOTE PAYABLE TO HDA, and accrued interest        634,444       796,203
                                              ------------   -----------
  OTHER LIABILITIES:
    Notes                                        2,450,000     2,450,000
    Accrued interest                               156,103       145,303
                                              ------------   -----------
                                                 2,606,103     2,595,303
                                              ------------   -----------
      Total liabilities                         12,782,990    11,392,020
                                              ------------   -----------
NET ASSETS (LIABILITIES)                      $ (3,666,170)  $(3,341,886)
                                              ============   ===========
                  The accompanying notes are an integral part
                             of these statements.
(PAGE)               EL COMANDANTE OPERATING COMPANY, INC.
                           STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                  (Unaudited)
                                                       1997         1996
                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $  (324,284) $   150,232
                                                    -----------  -----------
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities-
      Depreciation and amortization                     507,884      455,396
      Deferred tax provision (credit)                    23,345      (14,870)
      Provision for bad debts                            50,004       50,004
      Increase (decrease) in current assets-
        Accounts receivable                             123,167     (461,838)
        Prepayments and supplies inventory             (156,913)     (78,698)
      Increase (decrease) in current liabilities-
        Accounts payable and accrued liabilities         50,783     (446,878)
        Outstanding winning tickets, refunds and
          Pool Pote                                   1,589,046   (1,209,763)
        Accrued interest                                 13,826       (9,840)
        Rent payable                                    243,843     (114,820)
                                                    -----------  -----------
           Total adjustments                          2,444,985   (1,831,307)
                                                    -----------  -----------
           Net cash provided by (used in)
             operating activities                     2,120,701   (1,681,075)
                                                    -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in notes receivable                         (117,734)    (116,002)
  Capital expenditures                                 (101,516)    (213,082)
                                                    -----------  -----------
     Net cash used in investing activities             (219,250)    (329,084)
                                                    -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on note payable                             (164,785)     (51,157)
  Payments of capital lease obligations                (341,744)    (213,862)
                                                    -----------  -----------
     Net cash used in financing activities             (506,529)    (265,019)
                                                    -----------  -----------
NET INCREASE (DECREASE) IN CASH                       1,394,922   (2,275,178)

CASH, beginning of year                               1,116,330    2,883,447
                                                    -----------  -----------
CASH, end of period                                 $ 2,511,252  $   608,269
                                                    ===========  ===========
SUPPLEMENTAL INFORMATION:
  Interest paid                                     $   173,599  $   113,786

NON CASH TRANSACTIONS:
  Equipment acquired through capital leases               -          398,765


                  The accompanying notes are an integral part
                             of these statements.
(PAGE)               EL COMANDANTE OPERATING COMPANY, INC.
                           STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED JUNE 30,
                                  (Unaudited)
                                                       1997         1996
                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $  (153,281) $    28,745
                                                    -----------  -----------
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities-
      Depreciation and amortization                     262,299      225,811
      Deferred tax credit                                (3,585)     (41,825)
      Provision for bad debts                            25,002       25,002
      Increase (decrease) in current assets-
        Accounts receivable                             446,922     (221,167)
        Prepayments and supplies inventory                3,390      211,475
      Increase (decrease) in current liabilities-
        Accounts payable and accrued liabilities       (229,217)    (550,822)
        Outstanding winning tickets, refunds and
          Pool Pote                                     824,768   (1,567,438)
        Accrued interest                                  8,425      (29,316)
        Rent payable                                    (27,085)     (83,155)
                                                    -----------  -----------
           Total adjustments                          1,310,919   (2,031,435)
                                                    -----------  -----------
           Net cash provided by (used in)
             operating activities                     1,157,638   (2,002,690)
                                                    -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in notes receivable                          (98,592)    (104,384)
  Capital expenditures                                  (60,951)    (157,298)
                                                    -----------  -----------
     Net cash used in investing activities             (159,543)    (261,682)
                                                    -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on note payable                              (81,071)     (51,157)
  Payments of capital lease obligations                (167,712)    (108,381)
                                                    -----------  -----------
     Net cash used in financing activities             (248,783)    (159,538)
                                                    -----------  -----------
NET INCREASE (DECREASE) IN CASH                         749,312   (2,423,910)

CASH, beginning of period                             1,761,940    3,032,179
                                                    -----------  -----------
CASH, end of period                                 $ 2,511,252  $   608,269
                                                    ===========  ===========
SUPPLEMENTAL INFORMATION:
  Interest paid                                     $   104,660  $    55,607

NON CASH TRANSACTIONS:
  Equipment acquired through capital leases               -          365,652

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

     The financial statements as of June 30 1997 and for the six and three month periods ended June 30, 1997 and 1996 are unaudited but include all adjustments (consisting of normal recurring adjustments) which management considers necessary for a fair presentation of the results of operations of the interim periods. The operating results for the six and three month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year.

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


2.  CAPITAL LEASE OBLIGATIONS:

     ECOC has entered into certain equipment lease agreements which have been classified as capital leases. The present value of future minimum lease payments under capital leases is as follows:








(PAGE)
     Due during year
     ending June 30,
          1998...........................................$  709,167
          1999...........................................   615,142
          2000...........................................   127,756
          2001...........................................    73,093
          2002...........................................    38,528
          Thereafter.....................................    26,045
                                                         ----------
          Minimum lease payments......................... 1,589,731
          Less  - Current portion........................  (709,167)
                                                         ----------
                                                         $  880,564
                                                         ==========

3.  PAYABLES TO HOUSING DEVELOPMENT ASSOCIATES S.E.:

     The payables to HDA as of June 30, 1997 and December 31, 1996 consists of
(i) a note payable and accrued interest of $634,444 and $796,203, respectively, and (ii) unpaid rent under the El Comandante Lease of $2,228,056 and $1,984,213, respectively. The note accrues interest at 5.75% and is payable in monthly installments of $30,309, including interest, over a three year period that commenced May 1, 1996.


4.  OTHER LIABILITIES:

     Other liabilities consist of (i) unsecured notes of $160,000 to Interstate
General Properties Limited Partnerhsip, S.E. ("IGP") and $40,000 to Supra & Company S.E. ("Supra"), including accrued interest, (ii) $500,000 of accrued past service costs payable to Supra and Supra's majority owner, Ruben Velez Lebron and his wife ("Velez"), under a series of agreements executed on December 13, 1993 incident to the reorganization of ECOC as a nonstock corporation (the "Supra Agreements") and (iii) $1,750,000 payable to Supra and Velez for the purchase of ECOC's stock and for the amount payable under the Noncompetition Agreement. The unsecured notes of $200,000 bear interest at 2.5% over the prime rate, without a stated maturity date. The interest rate at June 30, 1997 and December 31, 1996 was 11.00% and 10.75%, respectively.

     The obligations to Supra and Velez (the "ECOC Debt") are subordinated to ECOC's working capital cash balance of $700,000, excluding restricted cash and payables to winning bettors, and donations of $300,000 per year. Thereafter, until the obligations are paid, Supra and Velez will have priority on ECOC's Excess Cash Flow, as defined in the Supra Agreements, after payment of the Basic Rent, provided that ECOC has a working capital cash balance of at least $700,000. No payments of these obligations have been made as of June 30, 1997.

     Equus and HDA entered into an agreement on May 13, 1997, as amended, (the "Agreement") with Supra and Velez for HDA to purchase Supra's 17% interest in HDA and for HDA to pay $150,000 to Supra and Velez on January 2, 1998 in exchange for Supra's and Velez's cancellation of the ECOC Debt. The closing of the entire transaction is subject to certain conditions, including the approval of holders of HDA's first mortgage notes to pay the purchase price for Supra's 17% interest in HDA.
(PAGE)
5.  EL COMANDANTE LEASE:

     The El Comandante Lease provides for either party to ask for renegotiation during the period of July 1 to August 31, 1997 with the results of such negotiations to be effective on January 1, 1998. ECOC has requested renegotiation of the Basic Rent to be paid by ECOC beginning on January 1, 1998, which HDA can not modify without the approval of the majority of holders of First Mortgage Notes. In turn, HDA has proposed certain financial concessions, such as payment to ECOC of a portion of its simulcasting costs, payment of hazard insurance premiums and sharing of cost of contributions to beneficiaries on special race days, if ECOC agrees to postpone renegotiation of the El Comandante Lease until August 1, 1998. ECOC is presently considering HDA's proposal.


6.  INCOME TAXES:

     Deferred tax assets of $628,992 and $652,337, net of valuation allowances of $1,808,399 and $1,729,926, were recorded as of June 30, 1997 and December 31, 1996, respectively. These assets arise from the difference between the tax basis of certain liabilities and their reported amounts in the financial statements (which will result in deductible amounts in future years when such liabilities are finally settled) and from the benefits of net operating loss carryforwards ("NOL") which are available to offset future taxable income and expire in various dates through 2003.

     The deferred provision for income taxes for the six months ended June 30, 1997 and 1996 is net of an increase in the valuation allowance of $78,473 and of a decrease in the valuation allowance of $134,640, respectively.


























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


The Company's Results of Operations

     The following discussion and analysis covers changes in the results of operations for the six and three month periods ended June 30, 1997 as compared to the results for the six and three month periods ended June 30, 1996.


Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996

     The operating results are summarized as follows:

                                         Six Months Ended June 30,
                                        ----------------------------
                                               1997       1996
                                             --------   --------
                                                (In thousands)
     El Comandante Race Track                $ 1,395    $1,816
     Galapagos - Dominican Republic racing      (462)     (735)
     Television Stations --
       Sale                                    4,615       -
       Operations                                -        (151)
     Interest income                             271        80
     Other expenses                             (533)     (679)
                                             --------   --------
                                               5,286       331
     Minority stockholders 45% interest
       in losses of Galapagos                    208       273
     Minority partners 18% interest in
       income of HDA                          (1,023)     (214)
                                             --------   --------
     Income before taxes                       4,471       390
     Provision for income taxes                 (843)     (343)
                                             --------   --------
(PAGE)
     Net income                              $ 3,628    $   47
                                             ========   ========


Results of Operations of El Comandante Race Track

                                              Six Months Ended
                                                  June 30
                                             -------------------
                                               1997       1996
                                             --------   --------
                                                (in thousands)

Rental income                                 $7,113     $7,419
Financial expenses                            (4,339)    (4,352)
Depreciation                                    (914)      (905)
Property and municipal taxes and
   racing license                               (465)      (346)
                                             ---------  ---------
                                             $ 1,395    $ 1,816
                                             =========  =========

     Rental income from the lease of El Comandante to ECOC is based on 25% of ECOC's commissions on wagering. Rental income decreased $306,000 (4.1%) to $7,113,000 for 127 race days in the six months ended June 30, 1997 from $7,419,000 for 123 race days in the six months ended June 30, 1996. ECOC management believes the decline is attributable, at least in part, to additional gaming opportunities that are available to the public, particularly slot machines in new casino hotels and up-graded slot machines in existing casino hotels. ECOC management will implement two new wagers, a Pick 3 and Trifecta, in August 1997 which it believes will attract additional El Comandante wagering for the balance of the year.

     There were no significant changes between the first six months of 1997 and
1996 for financial expenses and depreciation. The costs of property and municipal taxes and the racing license increased $119,000 in the 1997 period, caused primarily by HDA's assumption, effective January 1997, of the obligation to pay the annual fee for the El Comandante racing license that was previously paid by ECOC.


Galapagos -- Results of Operations of Dominican Republic Racing

     The accounting records of Galapagos are maintained in Dominican Republic pesos and converted to U.S. dollars based on the average exchange rate during the reporting period. The currency exchange rates were 13.74 pesos to one U.S. dollar in the six months ended June 30, 1996 and 14.26 pesos to one U.S. dollar in the six months ended June 30, 1997. The operating results for Galapagos during these periods were as follows:






(PAGE)                                                      Amount of Change
                            Six Months Ended June 30        attributable to
                         -------------------------------  --------------------
                                             Favorable               Effect of
                                           (Unfavorable)             Exchange
                         1997     1996        Change      Operations Rates
                         -------  -------  -------------  ---------- ---------
                                            (In thousands)

Commissions on wagering  $2,323   $2,261   $         62   $    144   $    (82)
Other income                264      287            (23)       (12)       (11)
                         -------  -------  ------------   ---------  ---------
                          2,587    2,548             39        132        (93)
Operating costs          (2,768)  (3,122)           354        241        113
Depreciation               (247)    (218)           (29)       (37)         8
Interest expense            (34)      57            (91)       (85)        (6)
                         -------  -------  ------------   ---------  ---------
Losses before minority
  interests                (462)    (735)           273   $    251   $     22
Minority interests in                                     =========  =========
  losses of Galapagos       254      333            (79)
                         -------  -------  ------------
Company's share of
  Galapagos losses       $ (208)  $ (402)  $        194
                         =======  =======  ============

     Commissions on Wagering -- Galapagos. There was a $62,000 increase in commissions on wagering in the first six months of 1997 as compared to the first six months of 1996, which increase was diminished by $82,000 as a result of converting the commissions in Domincan Republic pesos to dollars.

     Operating Costs of Dominican Republic Racing. As shown in the above table, the change in exchange rates significantly affects the amount of the changes in operating costs between the first six months of 1997 and 1996. The improved operating results in Dominican Republic racing in the 1997 period is primarily attributable to reductions in operating costs, as follows:

                                         Favorable (Unfavorable) Change
                                                attributable to
                                        ---------------------------------
                                                     Effect of
                                                     Exchange    Total
                                        Operations   Rates       Change
                                        ----------   ---------   --------
                                                  (In thousands)
     Non-controllable costs which are
       based on the amount of wagering
       and/or commissions on wagering   $      (51)  $      50   $     (1)
     Controllable operating costs              157          69        226
     Receipt of funds from Required
       Escrow account                          135         (6)        129
                                        ----------   ---------   --------
                                        $      241   $     113   $    354
                                        ==========   =========   ========

     The management of Galapagos made an intensified effort to reduce controllable costs in late 1996 and the effect was shown in the 1997 six-month
(PAGE)
period in a broad range of expenses categories. The expense reductions were offset in part by increased expenditures of $87,000 in 1997 for advertising and television coverage.

     An account is funded from a portion of wagers on pool bets for the purpose of reimbursing Galapagos for foreign exchange losses and/or for other purposes approved by the Government (the "Required Escrow"). In the six months ended June 30, 1997, $289,000 was released to Galapagos for marketing costs from the Required Escrow account upon authorization of the Government, whereas $160,000 was released in the comparable period of 1996.

     The change in exchange rates from pesos to dollars between the 1997 and 1996 periods also had a favorable effect of $113,000 in the comparison of operating costs between the 1997 and 1996 periods.

     Depreciation -- Galapagos. Depreciation costs in the first six months of 1997 increased $29,000 over the 1996 comparable period due to the additional depreciation on equipment purchases.

     Interest expense -- Galapagos. Interest expense had a credit balance of $34,000 in the six months ended June 30, 1997 whereas the comparable period of 1996 had expense of $57,000, resulting in a change of $91,000 between periods. The stockholders of Galapagos converted their loans to capital on June 30, 1996 and forgave accrued interest on the loans. The interest expense account in the 1996 six-month period included a credit of $89,000 for the reversal of interest accrued on minority stockholders' loans.


Results of Operations of Television Stations

     The Television Stations were sold in sales closed in August 1996 (50%) and January 1997 (50%). In the six months ended June 1996 the Company had a loss of $151,000 from television operations. In the 1997 six-month period, the Company did not have any television operations and had a gain of $4,615,000 from the sale closed in January 1997.


Interest Income

     The Company earned interest income of $271,000 in the six months ended June 30, 1997 and $80,000 in the comparable period of 1996 from investments in short term securities and from a note receivable from ECOC. HDA had more cash available for investment at the beginning of 1997 than at the beginning of 1996. The investment of (i) the excess cash at the beginning of 1997 and (ii) proceeds of the January 1997 sale of the Television Stations caused the $191,000 increase in interest income in the 1997 six-month period as compared to the 1996 six-month period.
Other Expenses of the Company








(PAGE)                                          Six Months Ended
                                                     June 30
                                               ------------------
                                                 1997      1996
                                               --------  --------
                                                 (in thousands)

     Interest expense                          $    33   $    40
     General & administrative expenses             500       639
                                               --------  --------
                                               $   533   $   679
                                               ========  ========

     Interest expense and financing costs on the Company's bank loan was reduced to $25,000 in 1997 from $40,000 in 1996 as a result of quarterly principal payments on the loan. The 1997 period also included interest of $8,000 on general partner loans which were paid in the second quarter of 1997.

     General and administrative expenses were reduced $139,000 to $500,000 in the first six months of 1997 from $639,000 in the first six months of 1996. The decrease was primarily related to (i) reductions of $87,000 in legal, accounting and consulting fees in the 1997 period as compared to the 1996 period, (ii) VJC costs of $30,000 in the 1996 period, with no similar costs in the 1997 period and (iii) write-off of costs of $22,000 and $37,000 in the 1997 and 1996 periods, respectively, related to investigating new business opportunities. The Company regularly incurs costs of investigating new business opportunities and defers such costs until a determination is made to enter into or abandon the new business.


Provision for Income Taxes
                                                 Six Months Ended June 30,
                                               ------------------------------
                                                                   Increase
                                                 1997      1996    (Decrease)
                                               --------  --------  ----------
                                                       (in thousands)
     Puerto Rico income taxes of the Company   $   841    $  358   $    483
     Dominican Republic income tax
         provision of HDA                          -         (19)        19
     Federal income taxes of HDA subsidiary         2          4         (2)
                                               --------  --------  ---------
                                               $  843    $   343   $    500
                                               ========  ========  =========

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

     HDA provided for deferred Dominican Republic income taxes on interest income accrued on its stockholder loans to Galapagos. The accrued interest on stockholder loans was forgiven on June 30, 1996 and the provision was reversed (including taxes recorded in prior years) resulting in a net credit of $19,000. Consequently, there was no provision for Dominican Republic taxes
(PAGE)
during the 1997 period.


Three Months Ended June 30, 1997 Compared to the Three Months Ended June 30,
1996

     The operating results are summarized as follows:

                                        Three Months Ended June 30,
                                        ----------------------------
                                               1997       1996
                                             --------   --------
                                                (In thousands)
     El Comandante Race Track                $   720    $  818
     Galapagos - Dominican Republic racing      (337)     (311)
     Television Stations                          -        (21)
     Interest income                             139        51
     Other expenses                             (294)     (324)
                                             --------   --------
                                                 228       213
     Minority stockholders 45% interest
       in losses of Galapagos                    152        61
     Minority partners 18% interest in
       income of HDA                            (113)     (102)
                                             --------   --------
     Income before taxes                         267       172
     Provision for income taxes                 (195)     (112)
                                             --------   --------
     Net income                              $    72    $   60
                                             ========   ========


Results of Operations of El Comandante Race Track

                                             Three Months Ended
                                                  June 30
                                             -------------------
                                               1997       1996
                                             --------   --------
                                                (in thousands)

Rental income                                 $3,623     $3,617
Financial expenses                            (2,216)    (2,176)
Depreciation                                    (459)      (450)
Property and municipal taxes and
   racing license                               (228)      (173)
                                             ---------  ---------
                                             $   720    $   818
                                             =========  =========
     Rental income from the lease of El Comandante to ECOC is based on 25% of ECOC's commissions on wagering. Rental income was $3,623,000 for 65 race days in the 1997 second quarter and $3,617,000 for 62 race days in the 1996 quarter. The average commissions per race day declined $2,600 per day which, as discussed previously, management believes is attributable to increased wagering at slot machines in new casino hotels and up-graded slot machines in existing casino hotels.
(PAGE)
     There were no significant changes in financial expenses or depreciation between the second quarters of 1997 and 1996.

     The costs of property and municipal taxes and the racing license increased
$54,000 to $228,000 in the 1997 quarter from $173,000 in the 1996 quarter.
The 1997 quarter included racing license fees of $63,000 resulting from HDA's assumption, effective January 1997, of the obligation to pay the annual fee for the El Comandante racing license that was previously paid by ECOC.


Galapagos -- Results of Operations of Dominican Republic Racing

     The accounting records of Galapagos are maintained in Dominican Republic pesos and converted to U.S. dollars based on the average exchange rate during the reporting period. The currency exchange rates were 14.70 pesos to one U.S. dollar in the three months ended March 31, 1996 and 14.28 pesos to one U.S. dollar in the three months ended March 31, 1997. The operating results for Galapagos during these periods were as follows:

                                                            Amount of Change
                           Three Months Ended June 30       attributable to
                         -------------------------------  --------------------
                                             Favorable               Effect of
                                           (Unfavorable)             Exchange
                         1997     1996        Change      Operations Rates
                         -------  -------  -------------  ---------- ---------
                                            (In thousands)

Commissions on wagering  $1,110   $  954   $        156   $    124   $    32
Other income                146       91             55         49         6
                         -------  -------  ------------   ---------  ---------
                          1,256    1,045            211        173        38
Operating costs          (1,454)  (1,364)           (90)       (50)      (40)
Depreciation               (123)    (107)           (16)       (15)       (1)
Interest expense            (16)     115           (131)      (119)      (12)
                         -------  -------  ------------   ---------  ---------
Losses before minority
  interests                (337)    (311)           (26)  $    (11)  $   (15)
Minority interests in                                     =========  =========
  losses of Galapagos       185       75            110
                         -------  -------  ------------
Company's share of
  Galapagos' losses      $ (152)  $ (236)  $         84
                         =======  =======  ============

     Commissions on Wagering -- Galapagos. Commissions on wagering increased $156,000 to $1,110,000 in the 1997 second quarter from $954,000 in the 1996 second quarter; $32,000 of the increase was attributable to the change in currency exchange rates. The commissions earned on races simulcasted from El Comandante increased 20% in the 1997 quarter and commissions earned on live racing increased 14%. The increases are primarily attributable to additional wagering at OTB agencies opened in 1997.

     Other Income -- Galapagos. Other income increased $55,000 to $146,000 in the three months ended June 30, 1997 from $91,000 in the three months ended
(PAGE)
June 30, 1996. The increase was primarily attributable to advertising revenue of $44,000 in the 1997 quarter with no similar revenue in the 1996 quarter.

     Operating Costs of Dominican Republic Racing.   The change in exchange
rates had a significant effect on the amount of the changes in operating costs between the second quarters of 1997 and 1996. The changes in operating costs are summarized as follows:

                                         Favorable (Unfavorable) Change
                                                attributable to
                                        ---------------------------------
                                                     Effect of
                                                     Exchange    Total
                                        Operations   Rates       Change
                                        ----------   ---------   --------
                                                  (In thousands)
     Non-controllable costs which are
       based on the amount of wagering
       and/or commissions on wagering   $     (46)   $    (18)   $   (64)
     Controllable operating costs              48         (16)        32
     Receipt of funds from Required
       Escrow account                         (52)         (6)       (58)
                                        ----------   ---------   --------
                                        $     (50)   $    (40)   $   (90)
                                        ==========   =========   ========

     The management of Galapagos made an intensified effort to reduce controllable costs in late 1996 and the effect was shown in the 1997 second quarter, as compared to the second quarter of 1996, in a broad range of expense categories. The expense reductions were offset in part by increased expenditures in 1997 for advertising, television coverage, repairs and maintenance and utilities.

     In the three months ended June 30, 1997 funds of $102,000 were released to Galapagos' from the Required Escrow account upon authorization of the Government, a $58,000 reduction from the $160,000 received in the three months ended June 30, 1996.

     Depreciation -- Galapagos. Depreciation costs in the 1997 second quarter increased $16,000 over the 1996 comparable quarter due primarily to the 1997 depreciation of capital additions made after the second quarter of 1996.

     Interest expense -- Galapagos.   Interest expense had a credit balance of
$115,000 on the second quarter of 1996 whereas the second quarter of 1997 had expense of $16,000, resulting in a change of $131,000 between periods. The stockholders of Galapagos converted their loans to capital in June 30, 1996 and forgave accrued interest on the loans. The interest expense account in the 1996 period included $129,000 for the reversal of interest accrued on minority stockholder loans.

Results of Operations of Television Stations

     In the three months ended June 1996 the Company had a loss of $21,000 from television operations. There were no operating results in the three months ended June 1997 since the Television Stations were sold in sales closed in August 1996 (50%) and January 1997 (50%).
(PAGE)
Interest Income

     The Company earned interest income of $139,000 in the three months ended June 30, 1997 and $51,000 in the comparable period of 1996 from investments in short term securities and from a note receivable from ECOC. HDA had more cash available for investment at the beginning of 1997 than at the beginning of 1996. The investment of (i) the excess cash at the beginning of the year and
(ii) proceeds from the January 1997 sale of the Television Stations caused the $88,000 increase in interest income in the 1997 quarter as compared to the 1996 second quarter.


Other Expenses of the Company
                                               Three Months Ended
                                                     June 30
                                               ------------------
                                                 1997      1996
                                               --------  --------
                                                 (in thousands)

     Interest expense                          $    11   $    24
     General & administrative expenses             283       300
                                               --------  --------
                                               $   294   $   324
                                               ========  ========

     The interest expense in both three month periods is interest and financing costs on the Company's bank loan.

     There were no significant changes in general and administrative expenses between the 1997 second quarter and the comparable quarter of 1996.


Provision for Income Taxes

                                                Three Months Ended March 31,
                                               ------------------------------
                                                                   Increase
                                                 1997      1996    (Decrease)
                                               --------  --------  ----------
                                                       (in thousands)
     Puerto Rico income taxes of the Company   $  194     $  154   $     40
     Dominican Republic income tax
         provision (credit) of HDA                  -        (44)        44
     Federal income taxes of HDA subsidiary         1          2         (1)
                                               --------  --------  ---------
     Provision for income tax                  $  195    $   112   $     83
                                               ========  ========  =========

     HDA provided for deferred Dominican Republic income taxes on interest income accrued on its stockholder loans to Galapagos. The accrued interest on stockholder loans was forgiven on June 30, 1996 and the provision of $44,000 (including taxes recorded in prior periods) was reversed. Consequently, there was no provision for Dominican Republic taxes during the 1997 period.


(PAGE)
Liquidity and Capital Resources of HDA and the Company

     Liquidity of HDA HDA had cash and cash equivalents of $4,038,000 at December 31, 1996 and management is forecasting 1997 sources and uses of cash as follows:
                                                  Forecast       Actual
                                                    1997         6-30-97
                                                -----------    -----------
SOURCES OF CASH:
     Receipts from ECOC
       Rental income for 1997                   $14,050,000    $ 6,851,000
       Collection of note receivable                327,000        161,000
     Sale of 50% interest in S&E                  7,000,000      7,000,000
     Interest income                                435,000        256,000
                                                -----------    -----------
                                                 21,812,000     14,268,000
                                                -----------    -----------
USES OF CASH:
     Debt service on First Mortgage Notes         7,830,000      3,976,000
     El Comandante -
        Property taxes and racing license           860,000        549,000
        Costs related to proposed lease
          amendments                                725,000          -
        Capital improvements                      1,000,000        396,000
     General and administrative expenses and
       costs of approvals of Noteholders          1,130,000        415,000
     Costs related to sale of S&E                   200,000         98,000


     Redemption of First Mortgage Notes -
        Redeemed at par                             737,000        737,000
        Redeem $2.5 million at 10% premium        2,750,000          -
     Investment in Galapagos                      1,265,000         91,000
     Investment in Panama                         1,000,000          -
     Cash distributions to partners (Company's
       82% share is $2,566,000 for 1997)          3,110,000      2,717,000
     Transaction with Supra and Velez
       discussed below                            4,080,000          -
                                                -----------    -----------
                                                 24,687,000      8,979,000
                                                -----------    -----------
NET CASH FLOW (Deficit)                          (2,875,000)     5,289,000
CASH, beginning of year                           4,038,000      4,038,000
                                                -----------    -----------
CASH, end of period                             $ 1,163,000    $ 9,327,000
                                                ===========    ===========

     HDA's principal source of cash is rental income from the lease of El Comandante to ECOC, augmented in 1997 by proceeds of the sale of HDA's remaining 50% interest in S&E. The rental income is based on ECOC's commissions on wagering commissions. Based on actual commission through June 30, 1997 and the anticipated effect of the two new wagers to be placed into effect in August 1997, ECOC management has forecasted that commissions in 1997 will approximate the 1996 commissions.


(PAGE)
     HDA sold a 50% interest in S&E in August 1996 for $4 million and the remaining 50% for $7 million in January 1997. The indenture for HDA's First Mortgage Notes requires HDA to use approximately $7.5 million of these proceeds by January 1998 to offer to redeem First Mortgage Notes to the extent
these proceeds are not used in HDA's racing business.   HDA made an offer to
redeem up to $5 million of the First Mortgage Notes at par plus accrued interest and plans to use the other $2.5 million prior to January 1998 as investment in Galapagos (subject to approval of holders of HDA's First Mortgage Notes), for capital improvements for El Comandante and/or for redemption of First Mortgage Notes. In response to the $5 million repurchase offer, First Mortgage Notes in the principal amount of $737,000 were redeemed on March 28, 1997.

     On July 25, 1997, HDA requested approval of holders of its First Mortgage Notes for certain proposed transactions ("Noteholder Approvals") which are included in HDA's 1997 forecast of uses of cash. The requested approvals include:

     1. Permission to redeem the 17% partnership interest held by Supra for approximately $4.2 million.
     2. Permission to invest up to $1.5 million in Galapagos; HDA has present investment of $2 million in Galapagos and the forecasted investment in 1997 is $1,265,000.
     3. Permission to invest up to $1.5 million in Equus Gaming de Panama, S.A. ("Equus Panama") which expects to execute a contract in August 1997 to operate the Panama Goverment's Presidente Remon race track, and permission for Equus Panama to borrow up to $3.5 million. HDA's forecasted investment in Equus Panama in 1997 is $1 million.
     4. Approval of an amendment to the HDA-ECOC lease to permit ECOC to incur third party debt not to exceed $1 million to finance ECOC's loans to horseowners.

     The Panama Government has approved a contract with Equus Panama to manage the Presidente Remon race track, but the contract will not be executed until Equus Panama has a long-term agreement with Panama's horseowners.
Negotiations with horseowners are expected to be concluded in August 1997.
The race track is presently operated by the Government and the contract calls for Equus Panama to assume responsibility for management 60 days after the contract is signed. Equus Panama is expected to be a 50% owned subsidiary with HDA and Panama investors providing capital of $2 million and Equus Panama obtaining financing of $3 million. If the contract is closed as expected, Equus Panama would pay $2.2 million to the Government at closing and invest $4 million in race track improvements over 4 years. Equus Panama would also have the right to install up to 500 slot machines at the race track. The Panama Government is presently in negotiations to privatize 14 slot machine parlors and 8 casinos in hotels which also have slot machines operations; these slot machines would compete with the slot machine operations at the race track.

     The Company and HDA entered into an agreement on May 13, 1997, as amended (the "Agreement"), with Supra and Company, S.E. ("Supra") and Ruben Velez Lebron and his wife ("Velez"), the principal owners of Supra, for HDA to purchase Supra's 17% interest in HDA for $4,310,000 (less $124,000 of cash distributions made by HDA to Supra since May 13, 1997) and for HDA to pay $150,000 to Supra and Velez on January 2, 1998 in exchange for Supra's and Velez's cancellation of certain promissory notes and other obligations of ECOC aggregating $2,290,000 (the "ECOC Debt" -- see Note 4 to ECOC's financial
(PAGE)
statements for description of ECOC Debt). The closing of the entire transaction is subject to certain conditions, including Noteholder Approval. The Agreement provides for certain releases upon closing, including the filing by Supra of a motion to dismiss the Supra complaint described in Part II "Legal Proceedings" and a release of HDA's guarantee of approximately $1.6 million of the ECOC Debt which would be payable by HDA if the ECOC-HDA lease is terminated prior to December 2004.

     Galapagos had a cash flow deficit from operations of aproximately $1.1 million in 1996. Management expects Galapagos to have approximately breakeven cash flow in 1997 as a result of the following:

     1. An intensified effort in 1997 to expand the OTB network which grew from 163 to 252 OTB agencies in 1996, with a goal of 375 agencies by the end of 1997 and further growth in 1998 to a maximum of 450 agencies.

     2. Galapagos has a contract to manage the lottery distribution system for LEIDSA, the company that was granted a license in 1997 to operate the lottery in the Dominican Republic. The lottery is expected to open by October 1997 with approximately 485 agencies selling lottery games, with agencies forecasted to grow to 900 by
          December 31, 1998.   Forecasted cash flow for the management
          contract is $125,000 for 1997. Galapagos will permit OTB agencies to sell lottery tickets and in connection therewith LEIDSA will pay Galapagos $100 per month per OTB agency as partial reimbursement for telephone line costs for OTB agencies. The reimbursement is forecasted to be $100,000 from October to December 1997. Each lottery location that is not an OTB agency will also sell the Pick-6 pool wagers for Galapagos' live racing and El Comandante's
          simulcasted races.   The Dominican bettors favor the pool bet and in
          1996 approximately 67% of Galapagos' commissions were earned from this wager.

     3. Galapagos has reduced its controllable operating costs in 1997 by approximately 8%.

     4. The Dominican Republic Government receives taxes on wagering on simulcasted races from El Comandante. The Government has agreed to invest the tax receipts from July 1997 through January 1998 (forecasted $660,000 during this period) to improve racing. Galapagos will receive 75% of the tax revenue as reimbursement for repairs and maintenance at V Centenario, marketing costs (including television costs of V Centenario races) and certain other items benefiting racing in the Dominican Republic. The balance of the tax revenues will be used to increase the purses paid to horseowners.


The Company invested $750,000 in preferred stock of Galapagos in 1997. Subject to noteholder approval, HDA plans to make capital contributions, together with the Minority Stockholders, to Galapagos to enable Galapagos to redeem the preferred stock held by the Company and to improve Galapagos' working capital position while these additional sources of revenues from operations materialize. Galapagos is forecasting cash flow from its operations in 1998.

(PAGE)
     ECOC had rent and loans payable to HDA of $2.78 million at December 31, 1996 and $2.86 million at June 30, 1997. ECOC's forecasts show a reduction in the debt to approximately $2,450,000 by December 31, 1997. Important assumptions in ECOC's forecasts include (i) collection of its receivables from Galapagos for simulcasting and management fees which amounted to $955,000 at December 1996, (ii) financing of its horseowners' loans which would provide approximately $335,000 to ECOC in 1997 and (iii) changes in the HDA-ECOC lease and in other ECOC financial arrangements with HDA and Equus Management Company ("EMC"), with cash savings to ECOC of approximately $700,000 in 1997. The significant changes in the financial arrangements with ECOC, which are subject to the approval of ECOC's Board of Directors, include the following:

     1.   Temporary lease amendments to be effective for one year are:

          a. HDA receives rent based in part on ECOC's commissions from simulcasting, but such commissions are presently insufficient to cover ECOC's direct simulcasting costs before rent. HDA agreed to pay a portion of ECOC's simulcasting costs, estimated at $180,000 for the one year period.

          b. HDA to pay the hazard insurance premium which is presently $246,000 annually.

          c. HDA to pay 50% of ECOC's contributions to beneficiaries of special race days (estimated cost for balance of 1997 is $110,000).

     2. HDA has a 10 year television broadcast agreement with S&E which it negotiated in connection with its sale of the Television Stations in Janaury 1997. The agreement is to be assigned to ECOC for five years effective February 1997 at a rate for the first year that is less than HDA's present contract rate with S&E, which will reduce ECOC's costs by approximately $190,000 in 1997. The agreement will permit HDA to recover the $190,000 during the following four years by charging ECOC a rate that is higher than HDA's contract rate with S&E.

     3. ECOC has a consulting agreement with EMC that will be cancelled effective July 1, 1997. The agreement includes services of three executives of EMC whose salaries and fringe benefits were charged to ECOC. Effective July 1 the executives will not spend full time on ECOC matters and any time spent on ECOC's business by these executives will be charged to ECOC at cost plus 10%. Estimated savings to ECOC in 1997 are estimated to be $290,000.

     4. ECOC received fees for providing management services to Galapagos and the management contract will be assigned by ECOC to EMC effective July 1, 1997, which will reduce ECOC's fee income by approximately $130,000 for balance of 1997.

     The Company's management has reviewed ECOC's forecasts and believes that ECOC will be able to meet its forecasted cash flow provided that ECOC collects its receivable from Galapagos (which is contingent upon stockholders' capital contributions to Galapagos discussed above) and ECOC is able to finance its horseowners loans. The capital contributions by HDA to Galapagos and ECOC's financing of loans to horseowners is part of the Noteholder Approval sought by
(PAGE)
HDA.


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

     Management has forecasted approximately $2.56 million in cash distributions from HDA to the Company in 1997 and the only other forecasted source of cash of the Company is $265,000 from commissions and guarantee fees related to the sale of S&E. As discussed in Liquidity of HDA, the Company made a preferred stock investment of $750,000 in Galapagos in 1997 which is expected to be redeemed this year, provided that the Noteholder Approvals are received for HDA to make capital contributions to Galapagos. The Company's forecasted cash requirements for 1997 are approximately $2.1 million for payment of loans from IGC ($481,000) and bank debt and interest ($531,000), administrative expenses and costs of investigating new business opportunities ($710,000), income taxes ($257,000) and costs related to the cancellation of the ECOC-EMC consulting agreement, net of revenues from the assignment to EMC of the ECOC-Galapagos management agreement (net cost $150,000) -- see changes in financial arrangements with ECOC described in "Liquidity of HDA".

     The Company's bank debt will be paid in full in 1997 and Management believes the line of credit can be renewed if needed. The forecast of 1997 net cash flow of approximately $580,000, coupled with cash of $160,000 at December 31, 1996 will provide an estimated year-end cash balance of $740,000.

This forecast assumes the Company's investment of $750,000 in Galapagos is redeemed in 1997.

     As discussed in Liquidity of HDA, Noteholder Approval is being sought to permit HDA to make an investment in the Presidente Remon race track in Panama.

If this Noteholder Approval is not received and the Company is able to successfully conclude an agreement with the Panama horseowners, the estimated capital investment of $1 million will have to be made by the Company. HDA is also seeking Noteholder Approval to make an additional investment in Galapagos. If these Noteholder Approvals are not received, the Company will seek to renew its bank line of credit to provide funds which, along with forecasted 1997 cash flow of the Company, will be needed for the investments in Panama and Galapagos.










(PAGE)
PART II -- OTHER INFORMATION

Item 1 - Legal Proceedings

     Prompted by HDA's then pending sale of S&E, on December 30, 1996 the Racing Board issued an order (the "Order") seeking to impose certain obligations on HDA, ECOC and Paxson in conjunction with the second sale, including that (1) in addition to live racing broadcasts, ECOC must rebroadcast races at times of lesser audience, (2) any broadcast agreement for races must be approved by the Racing Board, and (3) HDA, ECOC and Paxson must indemnify third parties for any losses suffered from any discontinuance of racing telecasts and, to secure this indemnity, HDA and ECOC must post a $4 million bond. On January 21, 1997 HDA filed with the Racing Board a motion for reconsideration of the order arguing that the Racing Board failed to comply with applicable administrative procedures in issuing the order and that the Racing Board lacked jurisdiction to impose conditions on the S&E sale.
The Racing Board held a hearing on the motion for reconsideration on March 4, 1997 but did not issue a ruling on the motion within the 90 day period provided under applicable law. That term having elapsed, the Racing Board lost jurisdiction on the motion of reconsideration and HDA filed an appeal on May 18, 1997 to contest the Order before the Circuit Court of Appeals of
Puerto Rico.   Based upon facts available to date, Management and legal
counsel believe that none of such actions will have a material adverse effect on ECOC's, HDA's or the Company's financial position or results of operations.


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

          Exhibit
            No.             Descrption of Exhibit           Reference
         ---------       ---------------------------     ---------------
           10.1          Letter Agreement dated July 18,
                         1997 by and between Equus
                         Gaming Company L.P., Housing
                         Development Associates S.E,
                         Supra & Company S.E. and Ruben
                         Velez Lebron and his wife        Filed herewith




































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


                                   Equus Gaming Company L.P.
                                   -----------------------------------
                                            (Registrant)

                                   By:  Equus Management Company
                                        Managing General Partner


August 8, 1997                          By: /s/ Donald G. Blakeman
-----------------                       ------------------------------
Date                                    Donald G. Blakeman
                                        President



August 8, 1997                          By: /s/ Gretchen Gronau
-----------------                       ----------------------
Date                                    Gretchen Gronau
                                        Vice President and
                                        Chief Financial Officer





























(PAGE)                         INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  EXHIBIT
-------                                 -------

10.1 Letter Agreement dated July 18, 1997 by and between Equus Gaming Company L.P., Housing Development Associates S.E, Supra & Company S.E. and Ruben Velez Lebron and his wife