Form 10-Q
period 1997-09-30
EQUUS GAMING CO LP
filed 1997-11-14
CIK 928423

(PAGE)

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997, OR

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 6,333,617 Class A Units

(PAGE)                     EQUUS GAMING COMPANY L.P.
                                   FORM 10 Q

                                     INDEX
                                                                     Page
PART I - FINANCIAL INFORMATION                                      Number

  Item 1 - Financial Statements

     Equus Gaming Company L.P. (the "Company"):

        Consolidated Statements of Income for the Nine
        Months Ended September 30, 1997 and 1996 (Unaudited)           1

        Consolidated Statements of Income (Loss) for the Three
        Months Ended September 30, 1997 and 1996 (Unaudited)           3

        Consolidated Balance Sheets at September 30, 1997 (Unaudited)
        and December 31, 1996 (Audited)                                5

        Consolidated Statements of Cash Flows for the Nine Months
        Ended September 30, 1997 and 1996  (Unaudited)                 7

        Consolidated Statements of Cash Flows for the Three Months
        Ended September 30, 1997 and 1996  (Unaudited)                 9

        Notes to Consolidated Financial Statements                    11

     El Comandante Operating Company, Inc.:

        Statements of Revenues and Expenses for the Nine Months
        Ended September 30, 1997 and 1996 (Unaudited)                 18

        Statements of Revenues and Expenses for the Three Months
        Ended September 30, 1997 and 1996 (Unaudited)                 19

        Statements of Net Assets (Liabilities) at September 30, 1997
        (Unaudited) and December 31, 1996 (Audited)                   20

        Statements of Cash Flows for the Nine Months Ended
        September 30, 1997 and 1996  (Unaudited)                      21

        Statements of Cash Flows for the Three Months Ended
        September 30, 1997 and 1996  (Unaudited)                      22

        Notes to Financial Statements                                 23

  Item 2 -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       26

        The Company's Results of Operations for the Nine and
        Three Months Ended September 30, 1997 and 1996                26

        Liquidity and Capital Resources of HDA and the Company        32
(PAGE)
                           EQUUS GAMING COMPANY L.P.
                                   FORM 10 Q

                                     INDEX

                                                                     Page
PART II - OTHER INFORMATION                                         Number


  Item 1 -  Legal Proceedings                                         36

  Item 2 -  Material Modifications of Rights of Registrant's
             Securities                                               36

  Item 3 -  Default upon Senior Securities                            36

  Item 4 -  Submission of Matters to a Vote of Security Holders       36

  Item 5 -  Other Information                                         36

  Item 6 -  Exhibits and Reports on Form 8-K                          37

  Signatures                                                          38






























(PAGE)                     EQUUS GAMING COMPANY L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)
                                                     1997            1996
                                                  -----------    -----------
REVENUES:
  Rental income from El Comandante Race Track $10,348,140 $10,746,502 Dominican Republic racing-
    Commissions on wagering                         3,447,470      3,299,481
    Other revenues                                    553,017        337,601
  Television Stations                                   -          1,676,046
  Gain from sale of Television Stations             4,615,000        581,120
  Interest income                                     376,607        141,109
                                                  -----------    -----------
     Total revenues                                19,340,234     16,781,859
                                                  -----------    -----------
EXPENSES:
  Financial                                         6,481,586      6,695,587
  Depreciation                                      1,737,049      1,846,792
  General and administrative                        1,547,188      1,399,427
  Costs of Supra transaction                          319,550          -
  Operating costs of Dominican Republic racing      4,299,645      4,490,492
  Operating costs of Television Stations                -          1,461,312
                                                  -----------    -----------
     Total expenses                                14,385,018     15,893,610
                                                  -----------    -----------
INCOME BEFORE INCOME TAXES, MINORITY INTERESTS
  AND EXTRAORDINARY ITEM                            4,955,216        888,249

PROVISION FOR INCOME TAXES:
  Current                                               2,548        157,628
  Deferred                                            781,692        461,128
                                                  -----------    -----------
INCOME BEFORE MINORITY INTERESTS AND
  EXTRAORDINARY ITEM                                4,170,976        269,493

MINORITY INTERESTS                                    734,190        (91,682)
                                                  -----------    -----------

INCOME BEFORE EXTRAORDINARY ITEM                    3,436,786        361,175

EXTRAORDINARY ITEM - Premium on early redemption
  of First Mortgage Notes and write-off of related
  deferred financing costs and bond discount          459,173          -
                                                  -----------    -----------
NET INCOME                                        $ 2,977,613    $   361,175
                                                  ===========    ===========





                                  (continues)
(PAGE)                     EQUUS GAMING COMPANY L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)

                                  (continued)
                                                     1997            1996
                                                  -----------    -----------

ALLOCATION OF NET INCOME:
  General Partners                                $    29,776    $     3,612
  Limited Partners                                  2,947,837        357,563
                                                  -----------    -----------
                                                  $ 2,977,613    $   361,175
                                                  ===========    ===========
PER UNIT AMOUNTS:
  Net income before extraordinary item            $       .54    $       .06
  Extraordinary item                                      .07            -
                                                  -----------    -----------
  Net income                                      $       .47    $       .06
                                                  ===========    ===========
WEIGHTED AVERAGE UNITS OUTSTANDING                  6,333,617      6,333,617
                                                  ===========    ===========























                  The accompanying notes are an integral part
                       of these consolidated statements.






(PAGE)                    EQUUS GAMING COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)

                                                     1997            1996
                                                  -----------    -----------
REVENUES:
  Rental income from El Comandante Race Track $ 3,235,297 $ 3,327,988 Dominican Republic racing-
    Commissions on wagering                         1,124,153      1,038,277
    Other revenues                                    286,151         47,212
  Television Stations                                   -            510,937
  Gain from sale of Television Stations                 -            581,120
  Interest income                                     105,349         60,959
                                                  -----------    -----------
     Total revenues                                 4,750,950      5,566,493
                                                  -----------    -----------
EXPENSES:
  Financial                                         2,075,419      2,257,520
  Depreciation                                        576,913        605,885
  Costs of Supra transaction                          319,550          -
   General and administrative                         570,442        386,684
  Operating costs of Dominican Republic racing      1,539,656      1,380,658
  Operating costs of Television Stations                -            378,064
                                                  -----------    -----------
     Total expenses                                 5,081,980      5,008,811
                                                  -----------    -----------
(LOSS)INCOME BEFORE INCOME TAXES, MINORITY
  INTERESTS AND EXTRAORDINARY ITEM                   (331,030)       557,682

PROVISION (CREDIT) FOR INCOME TAXES:
  Current                                                 526         82,451
  Deferred                                            (59,034)       193,802
                                                  -----------    -----------
(LOSS) INCOME BEFORE MINORITY INTERESTS AND
  EXTRAORDINARY ITEM                                 (272,522)       281,429

MINORITY INTERESTS                                    (80,890)       (32,785)
                                                  -----------    -----------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEM              (191,632)       314,214

EXTRAORDINARY ITEM - Premium on early redemption
  of First Mortgage Notes and write-off of related
  deferred financing costs and bond discount          459,173          -
                                                  -----------    -----------
NET (LOSS) INCOME                                 $  (650,805)   $   314,214
                                                  ===========    ===========





                                  (continues)
(PAGE)                     EQUUS GAMING COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)

                                  (continued)

                                                     1997            1996
                                                  -----------    -----------

ALLOCATION OF NET (LOSS) INCOME:
  General Partners                                $    (6,508)   $     3,142
  Limited Partners                                   (644,297)       311,072
                                                  -----------    -----------
                                                  $  (650,805)   $   314,214
                                                  ===========    ===========
PER UNIT AMOUNTS:
  Net (loss) income before extraordinary item     $      (.03)   $       .05
  Extraordinary item                                      .07            -
                                                  -----------    -----------
  Net (loss) income                               $      (.10)   $       .05
                                                  ===========    ===========
WEIGHTED AVERAGE UNITS OUTSTANDING                  6,333,617      6,333,617
                                                  ===========    ===========





















                  The accompanying notes are an integral part
                       of these consolidated statements.







(PAGE)                     EQUUS GAMING COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS



                                                 September 30,  December 31,
                                                    1997            1996
                                                 -----------    ------------
                                                 (Unaudited)     (Audited)

CASH AND CASH EQUIVALENTS                        $ 2,329,097    $ 4,268,029
                                                 -----------    -----------
ASSETS RELATED TO RACE TRACKS:
  Property and equipment-
     Land                                          7,128,858      7,128,858
     Buildings and improvements                   48,585,267     48,138,946
     Equipment                                     2,630,078      2,669,639
                                                 -----------    -----------
                                                  58,344,203     57,937,443
     Less accumulated depreciation               (13,703,056)   (11,981,552)
                                                 -----------    -----------
                                                  44,641,147     45,955,891
  Receivables from El Comandante
     Operating Company, Inc. ("ECOC")              2,915,159      2,780,416
  Deferred costs-
     Financing                                     3,848,721      4,055,866
     Organizational and other                        331,431        370,120
     Panama                                        2,260,000          -
  Other                                            1,405,998        932,566
                                                 -----------    -----------
                                                  55,402,456     54,094,859
                                                 -----------    -----------

ASSETS RELATED TO TELEVISION STATIONS:
  Investment in S & E Network Inc. ("S&E")             -          1,825,243
  Other                                                -            398,199
                                                 -----------    -----------
                                                       -          2,223,442
                                                 -----------    -----------
                                                 $57,731,553    $60,586,330
                                                 ===========    ===========










                                  (continues)
(PAGE)                     EQUUS GAMING COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS

                                  (continued)

                       LIABILITIES AND PARTNERS' DEFICIT


                                                 September 30,   December 31,
                                                    1997            1996
                                                 -----------    ------------
                                                 (Unaudited)     (Audited)

LIABILITIES RELATED TO RACE TRACKS:
  First Mortgage Notes-
     Principal, net of bond discount of
       $1,404,248 and $1,596,261, respectively   $63,358,752    $66,403,739
     Accrued interest                              2,219,831        332,918
  Minority interest in Galapagos                       -            111,427
  Notes payable to Supra and Velez                   260,000          -
  Notes payable                                      421,442        577,388
  Accounts payable and accrued liabilities         1,688,761      2,157,681
  Accrued income taxes                               959,431        437,692
                                                 -----------    -----------
                                                  68,908,217     70,020,845
                                                 -----------    -----------

OTHER LIABILITIES:
  Unsecured partner's loans                            -            415,883
  Notes payable                                      200,000        500,000
  Accounts payable and accrued liabilities            96,047        287,976
  Minority interest in HDA                            83,270        550,605
                                                 -----------    -----------
                                                     379,317      1,754,464
                                                 -----------    -----------

PARTNERS' DEFICIT:
  General Partners                                  (723,272)      (752,867)
  Limited Partners                               (10,832,709)   (10,436,112)
                                                 -----------    -----------
                                                 (11,555,981)   (11,188,979)
                                                 -----------    -----------
                                                 $57,731,553    $60,586,330
                                                 ===========    ===========







                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

(PAGE)                     EQUUS GAMING COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)


                                                      1997          1996
                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $ 2,977,613   $   361,175
                                                   -----------   -----------
  Adjustments to reconcile net income to net
    cash provided by operating activities-
      Gain from sale of Television Stations         (4,615,000)     (581,120)
      Extraordinary item                               459,173         -
      Equity in earnings                                 -            (6,588)
      Depreciation                                   1,737,049     1,846,792
      Amortization                                     458,192       663,703
      Deferred income tax provision                    781,692       461,128
      Currency translation adjustments                 (18,126)      (35,490)
      Forgiveness of interest                            -          (173,754)
      Decrease (increase) in assets-
        Rent receivable from ECOC                     (379,140)      (13,169)
        Deferred costs                              (2,260,000)      (97,596)
        Other                                          144,915      (518,391)
      Increase (decrease) in liabilities-
        Accrued interest                             1,886,913     2,064,202
        Accounts payable and accrued liabilities      (660,847)    1,014,822
        Accrued income taxes                          (259,952)      (36,683)
      Minority interests                               734,190       (91,682)
                                                   -----------   -----------
        Total adjustments                           (1,990,941)    4,496,174
                                                   -----------   -----------
        Net cash provided by operating activities      986,672     4,857,349
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (422,306)     (361,468)
  Collection of note from ECOC                         243,231       128,814
  Effect of deconsolidation of S&E                       -          (129,948)
  Sale of Television Stations -
       Proceeds                                      7,000,000     4,000,000
       Costs                                          (559,757)     (418,950)
                                                   -----------   -----------
       Net cash provided by investing activities     6,261,168     3,218,448
                                                   -----------   -----------








                                  (continues)
(PAGE)                     EQUUS GAMING COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)

                                  (continued)

                                                      1997          1996
                                                   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of First Mortgage Notes               $(3,237,000)  $     -
  Premium on redemption of First Mortgage Notes       (250,000)        -
   (Payments to) loans from general partner, net      (415,883)      252,202
  Issuance of notes payable to Supra                   260,000         -
  Loans from financial institutions                      -           356,168
  Payments on notes payable                           (455,946)   (1,705,985)
  Increase in deferred costs                          (229,519)     (493,811)
  Redemption of 17% minority interest in HDA        (4,314,284)        -
  Cash distributions to minority partners of HDA      (544,140)     (115,560)
                                                   -----------   -----------
        Net cash used in financing activities       (9,186,772)   (1,706,986)
                                                   -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS            1,938,932     6,368,811

CASH AND CASH EQUIVALENTS, beginning of year         4,268,029       814,292
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 2,329,097   $ 7,183,103
                                                   ===========   ===========

SUPPLEMENTAL INFORMATION:
  Interest paid                                    $ 4,148,187   $ 4,237,250
  Income taxes paid                                    262,500       194,310

NONCASH TRANSACTIONS:

















                  The accompanying notes are an integral part
                       of these consolidated statements.
(PAGE)                     EQUUS GAMING COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)


                                                      1997          1996
                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                $  (650,805)  $   314,214
                                                   -----------   -----------
  Adjustments to reconcile net (loss)income to
    net cash provided by operating activities-
      Gain from sale of Television Stations              -          (581,120)
      Equity in earnings                                 -            (6,588)
      Extraordinary Item                               459,173         -
      Depreciation                                     576,913       605,885
      Amortization                                      84,726       194,457
      Deferred income tax provision                    (59,034)      193,802
      Currency translation adjustments                       3        (1,156)
      Forgiveness of interest                            -             -
      Decrease in assets-
        Rent receivable from ECOC                     (135,297)     (127,989)
        Deferred costs                              (2,260,000)     (206,121)
        Other                                         (249,550)     (663,115)
      Increase (decrease) in liabilities-
        Accrued interest                             1,890,990     1,995,060
        Accounts payable and accrued liabilities        90,741       586,825
        Accrued income taxes                               526        82,451
      Minority interests                               (80,890)      (32,785)
                                                   -----------   -----------
        Total adjustments                              318,301     2,039,606
                                                   -----------   -----------
        Net cash (used in) provided by operating
          activities                                  (332,504)    2,353,820
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (57,846)     (212,652)
  Collections of note from ECOC                         82,243        77,657
  Effect of deconsolidation of S&E                       -          (129,948)
  Sale of Television Stations
    Proceeds                                             -         4,000,000
    Costs                                                -          (418,950)
                                                   -----------   -----------
        Net cash provided by investing activities       24,397     3,316,107
                                                   -----------   -----------






                                  (continues)

(PAGE)                     EQUUS GAMING COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)

                                  (continued)


                                                       1997         1996
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of First Mortgage Notes               $(2,500,000)  $     -
  Premium on redemption of First Mortgage Notes       (250,000)        -
  (Payments to) loans from general partner, net       (415,883)        3,607
  Issuance of notes payable to Supra                   260,000         -
  Payments on notes payable                           (146,310)   (1,441,898)
  Increase in deferred costs                          (110,133)      576,500
  Redemption of 17% minority interest in HDA        (3,898,401)        -
  Cash distributions to minority partners of HDA       (55,080)      (49,680)
                                                   -----------   -----------
        Net cash used in financing activities       (7,115,807)     (911,471)
                                                   -----------   ------------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                       (7,423,914)    4,758,456

CASH AND CASH EQUIVALENTS, beginning of period      (9,753,011)    2,424,647
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 2,329,097   $ 7,183,103
                                                   ===========   ===========

SUPPLEMENTAL INFORMATION:
  Interest paid                                    $    96,506   $    73,874
  Income taxes paid                                      -             -



















                     The accompanying notes are an integral part
                       of these consolidated statements.
(PAGE)                     EQUUS GAMING COMPANY L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION AND PRINCIPLES OF ACCOUNTING:

     Equus Gaming Company L.P. (the "Company") is engaged in thoroughbred racing and related wagering businesses through its 99% owned subsidiary, Housing Development Associates S.E. ("HDA"). HDA owns El Comandante Race Track ("El Comandante"), the only licensed thoroughbred racing facility in Puerto Rico, located in 257 acres of land, which is leased to El Comandante Operating Company, Inc., a Puerto Rico non-stock corporation ("ECOC") under a lease agreement that expires on December 14, 2004 (the "El Comandante Lease") but is expected to be terminated effective January 1, 1998 (see Note 5). HDA also owns (i) 55% of the capital stock of Galapagos, S.A. ("Galapagos"), a corporation that leases and operates a race track in the Dominican Republic and (ii) 100% of the capital stock of Equus Gaming de Panama, S.A. ("EGP"), a corporation that will operate and manage a race track in Panama under a 20
year contract commencing January 1, 1998.   HDA was also the owner of S & E
Network Inc. ("S&E"), the owner and operator of three UHF television stations in Puerto Rico (the "Television Stations"), until it was sold to Paxson Communications of San Juan, Inc. ("Paxson") in transactions closed in August 1996 (50% interest) and January 1997 (50% interest).

     The consolidated financial statements as of September 30, 1997 and for the nine and three month periods ended September 30, 1997 and 1996 are unaudited but include all adjustments (consisting of normal recurring adjustments) which management considers necessary for a fair presentation of the results of operations of the interim periods. The operating results for the nine and three month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year. Net income per Unit is calculated based on weighted average of Units outstanding. Outstanding options and warrants to purchase Units do not have a material dilutive effect on the calculation of earnings per Unit.

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

(PAGE)
     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after eliminating all inter-company transactions. The Company recorded minority interests, as follows:

                                   For the                  For the
                                  Nine Months             Three Months
                                Ended September 30,      Ended September 30,

                            ------------------------  ----------------------
                                1997         1996        1997        1996
                            -----------  -----------  ----------  ----------
Minority interest in -
    Income of HDA           $1,064,000   $  379,000   $  42,000   $ 165,000
    Losses of Galapagos       (330,000)    (471,000)   (123,000)   (198,000)
                            -----------  -----------  ----------  ----------
                            $  734,000   $  (92,000)  $ (81,000)  $ (33,000)
                            ===========  ===========  ==========  ==========

     Currencies

     The Company consolidates its accounts with Galapagos whose functional currency is Dominican Republic pesos ("RD$"), although United States dollars ("US$") are also a recording currency. US$ are exchanged into RD$ and vice versa through commercial banks and/or the Central Bank of the Dominican Republic. Galapagos remeasures its monetary assets and liabilities recorded in US$ into RD$ using the exchange rate in effect at the balance sheet date (the "current rate") and all other assets and liabilities and capital accounts, at the historical rates. Galapagos then translates its financial statements from RD$ into US$ using the current rate for all assets and liabilities, and the average exchange rate prevailing during the year for results of operations. Net exchange gains or losses resulting from remeasurement of accounts, together with gains or losses from foreign currency transactions, are included in operating results of Dominican Republic racing. At September 30, 1997 and December 31, 1996 accumulated net losses of $145,080 and $126,950, respectively, from changes in exchange rates due to the translation of assets and liabilities of Galapagos are included in partners' deficit. The exchange rates as of September 30, 1997 and December 31, 1996 were US$1.00 to RD$14.24 and US$1.00 to RD$13.97, respectively, and the average exchange rates prevailing during the nine months ended September 30, 1997 and 1996 were US$1.00 to RD$14.24 and US$1.00 to RD$13.77, respectively.

     The Company also consolidates its accounts with EGP whose functional currencies are the Panama colones and the U.S. dollars. Because these currencies are of equivalent value there is no effect attributed to foreign currency transactions of EGP.


2.  TRANSACTIONS WITH SUPRA:

     On August 19, 1997, HDA redeemed for $4,075,000 the 17% interest held by Supra & Company S.E.("Supra"), thereby increasing the Company's interest in HDA to 99%. The redemption price plus transaction costs of $238,724 were
(PAGE)
recorded in partners' deficit, net of the book value of Supra's minority interest in HDA of $1,544,586. The transaction required the approval from the majority of holders of outstanding First Mortgage Notes (the "Noteholders Approval").

     In connection with the redemption, HDA agreed to pay $260,000 to Supra and Ruben Velez Lebron and his wife ("Velez"), the principal owners of Supra, in exchange for Supra's and Velez's cancellation of certain promissory notes and other obligations of ECOC aggregating $2,290,000 (the "ECOC Debt"). The cancellation relieved HDA of its guarantee of approximately $1.6 million of the ECOC Debt which would become due if the El Comandante Lease was terminated prior to December 2004. The $260,000, plus 8.5 % interest, is payable to Supra and Velez as follows: $150,000 on January 2, 1998, $55,000 on March 31, 1998 and $55,000 on June 30, 1998. The $260,000 and transaction costs of $59,550 are included in the consolidated statement of income as costs of Supra transaction.

     Upon closing of these transactions, there were certain mutual releases granted among the parties, including the filing by Supra of a motion to dismiss the Supra complaint described in Part II - "Legal Proceedings".


3.  RECEIVABLES FROM EL COMANDANTE OPERATING COMPANY, INC.:

     Receivables from ECOC as of September 30, 1997 and December 31, 1996 consist of (i) a note receivable and accrued interest of $551,806 and $796,203, respectively, and (ii) rent receivable under the El Comandante Lease of $2,363,353 and $1,984,213, respectively. The note accrues interest at 5.75% and is due in monthly installments of $30,309, including interest, over a three year period that commenced May 1, 1996. The rent receivable reflects an accural of Basic Rent (described below) payable for all completed racing days even though rent for any racing day is not payable until the 29th day following such racing day.

     Under the El Comandante Lease, ECOC is required to pay HDA its Basic Rent for each race day on the 29th day following such racing day. Unless paid by the 29th day the Basic Rent becomes due and payable and constitutes an extension of credit and an event of default under the El Comandante Lease. ECOC is in default of this lease provision. Under the Indenture (as defined in Note 4), the maximum outstanding amount of credit that HDA can extend ECOC is $2 million, including the note and the Basic Rent that has become due and payable. ECOC's payable to HDA has increased during 1997 to an amount that approaches the limit established in the Indenture. The Indenture also requires HDA to commence appropriate proceedings to enforce ECOC's obligation to pay rent if unpaid rent exceeds the monthly average for 30 days.

     As a result of the event of default related to payment of Basic Rent and for certain other reasons permitted under the El Comandante Lease, on October 31, 1997, HDA issued to ECOC a 60-day notice for the termination of the El Comandante Lease (see Note 5).



(PAGE)
4.  LIABILITIES RELATED TO RACE TRACKS:

     First Mortgage Notes

     Pursuant to a private offering, El Comandante Capital Corp. ("ECCC"), a single-purpose wholly owned subsidiary of HDA, issued first mortgage notes in the aggregate principal amount of $68 million (the "First Mortgage Notes") under an indenture dated December 15, 1993 (the "Indenture") between ECCC, HDA and Banco Popular de Puerto Rico, as trustee (the "Trustee"), and HDA Management Corporation ("HDAMC") issued Warrants to purchase 68,000 shares of
Class A Common Stock of HDAMC.    Upon issuance of the Warrants, HDAMC and
HDA recorded additional equity of $1,912,800, equal to the fair value of the Warrants of $2,040,000, less offering costs of $127,200, and recorded debt discount of $2,040,000. Such debt discount is being amortized using the interest method over the term of the First Mortgage Notes. The First Mortgage Notes mature on December 15, 2003 and bear interest at 11.75% from December 15, 1993, payable semiannually. In March 1995 the Warrants became exercisable to purchase Units of the Company from HDAMC.

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

     ECCC is required to offer to purchase First Mortgage Notes, at face value, to the extent that HDA has accumulated excess cash flow, asset sales with net proceeds in excess of $5 million ("Excess Proceeds Offer"), or a total taking or casualty, or in the event of a change of control of HDA. As a result of the sales of its interest in S&E, HDA is required to use approximately $7.5 million of these proceeds to redeem First Mortgage Notes, at par, to the extent these proceeds are not invested in HDA's racing business by January 1998. HDA made an Excess Proceeds Offer to redeem up to $5 million of which $737,000 in principal amount of First Mortgage Notes were
tendered and redeemed on March 28, 1997.   HDA expects to use the remaining
$2.5 million as investments in Galapagos and EGP or for capital improvements to El Comandante.


(PAGE)

     In connection with the Noteholders Approval, HDA redeemed on September 29, 1997 First Mortgage Notes in the principal amount of $2.5 million at 110% of par. The $250,000 premium paid and corresponding write-off of bond discount and deferred financing costs are included in the accompanying consolidated statement of (loss) income as an extraordinary item. HDA is also required to make an offer not later than December 1, 1998 to redeem First Mortgage Notes in the principal amount of $3 million at 110% of par or it will have to pay a penalty equal to 1.5% of principal amount of outstanding First Mortgage Notes.

     The redemptions of $737,000 and $2.5 million are reductions of the mandatory redemption of $6.8 million due December 15, 2000.

     The Indenture contains certain covenants, one of which restricts the amount of distributions to HDA's partners, including the Company. Permitted distributions include amounts intended to be sufficient to provide funds for HDA's partners to pay income taxes on their allocable share of HDA's taxable income ("Tax Distributions"). In connection with the Noteholders Approval, HDA has been temporarily required to reduce its Tax Distributions by 17%.
Tax Distributions are equal to the higher of (i) 8.4% plus the higher of the then applicable federal personal or corporate income tax rate or (ii) the higher of the then applicable Puerto Rico personal or corporate income tax rate, multiplied by HDA's consolidated net income. HDA is permitted to make additional cash distributions to partners and other Restricted Payments, as defined under the Indenture, equal to 44.25% of the excess of HDA's cumulative consolidated net income after December 31, 1993 over the cumulative amount of the Tax Distributions, provided that HDA meets a certain minimum debt coverage ratio. HDA does not yet meet the debt coverage ratio.


5.  EL COMANDANTE LEASE:

       Due to the existing default under the El Comandante Lease for unpaid Basic Rent (see Note 3) and for certain other reasons permitted under the El Comandante Lease, HDA has notified ECOC of the termination of the El Comandante Lease effective January 1, 1998. The Company expects to operate El Comandante through a wholly owned subsidiary. The termination of the El Comandante Lease and the assignment of the ECOC's racing license to the Company are subject to the approval of the Puerto Rico Racing Board. Upon termination of the El Comandante Lease, ECOC is required to transfer to HDA, at book value, all assets employed in the racing business and HDA's wholly owned subsidiary will assume all liabilities and agreements of ECOC. At September 30, 1997, ECOC's liabilities, including approximately $2.9 million due to HDA, exceed its assets by approximately $2 million. As part of the transaction, the Company will contribute its interest in HDA to a wholly-owned susidiary, Equus Entertainment Corporation.


6.   PANAMA

     EGP has signed a 20-year contract effective January 1, 1998 with the Panamanian Government for the operation of the Presidente Remon Race Track in
(PAGE)
Panama City and for the development of off-track betting in Panama. The contract grants EGP exclusive rights to simulcast horse races from and to the country and the right to operate up to 500 slot machines at the race track. Upon execution of the contract, $2.2 million was paid to the Panama Government, which amount has been deferred in the consolidated balance sheet and will be amortized on a straight-line basis over a 20 year period commencing January 1, 1998, when EGP will assume management control of the race track. EGP has entered into other contracts and commitments in connection with this operation, which should be in effect during 1998.

     It is expected that approximately 50% of the capital stock of EGP will be sold to Panamanian investors.


7.  MANAGEMENT AGREEMENTS:

     The Company and HDA do not have any employees. Their activities are presently managed by Equus Management Company ("EMC"), one of the Company's general partners. Pursuant to a management agreement (the "HDA Management Agreement") with a term of 15 years ending December 31, 2004, HDA pays EMC fees of $250,000 per annum with annual CPI adjustments after 1993. Pursuant to its partnership agreement, the Company reimburses EMC for its costs and expenses, including compensation of officers and directors, in excess of amounts EMC receives from other sources, which sources are primarily collections for services pursuant to a racing consulting agreement with ECOC, cash distributions from its 1% interest in the Company, fees pursuant to the HDA Management Agreement, and reimbursements for services rendered to Interstate General Company L.P. ("IGC"), the other general partner of the Company, and its subsidiary, Interstate General Properties Limited Partnership, S.E. ("IGP").

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


8.  RELATED PARTY TRANSACTIONS:

     Amounts incurred with respect to services rendered by certain related parties during the nine and three months ended September 30, 1997 and 1996 are summarized as follows:

(PAGE)

                                                 For the           For the
                                               Nine Months       Three Months
  Services Rendered                          Ended Sept. 30,  Ended Sept. 30,
---------------------                       ----------------- ---------------
  To           By           Concept           1997     1996     1997     1996
----------- --------- --------------------- -------- -------- -------- ------

HDA         IGP       Management agreement  $  -     $169,000 $  -    $67,610
HDA         EMC       Management agreement   208,818   33,800   69,900   -
The Company IBC       Accounting services      9,000    5,000    3,000  5,000
The Company IGC/IGP   Support agreement       18,700  110,000    8,700 10,000
The Company EMC       Expenses in excess of
                      receipts               185,800    -       86,200   -
The Company EMC       Directors fees and
                      expenses                71,400   18,700   23,500   -


9.  INCOME TAXES:

     The provision for income taxes included in the accompanying consolidated financial statements are attributed to (i) Puerto Rico income taxes, at a 29% tax rate, on the Company's distributive share of HDA's income from Puerto Rico sources and (ii) ECCC's federal income taxes on its taxable income, as follows:

                                   For the                  For the
                                 Nine Months              Three Months
                                Ended September 30,      Ended September 30,
                            ------------------------  ----------------------
                                1997         1996        1997        1996
                            -----------  -----------  ----------  ----------
Puerto Rico income taxes -
    Deferred                $   781,692  $  480,289   $ (59,034)  $ 193,802
    Current                       -         152,668       -          81,300
Federal income tax                2,548       4,960         526       1,151
Dominican Republic                -         (19,161)      -           -
                            -----------  -----------  ----------  ----------
                            $   784,240  $  618,756   $ (58,508)  $ 276,253
                            ===========  ===========  ==========  ==========

     The deferred income taxes are related to the difference between the tax basis of the Company's investment in HDA and the amount reported in the financial statements. The credit for Dominican Republic income tax is due to the reversal of a provision previously recorded on interest earned by HDA on certain loans to Galapagos, which interest was forgiven in September 1996 before any interest had been collected.






(PAGE)              EL COMANDANTE OPERATING COMPANY, INC.
                      STATEMENTS OF REVENUES AND EXPENSES
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)


                                                   1997           1996
                                                -----------    -----------
REVENUES:
  Commissions on wagering                       $41,392,554    $42,989,361
  Other                                           1,882,309      2,060,785
                                                -----------    -----------
     Total revenues                              43,274,863     45,050,146
                                                -----------    -----------
EXPENSES:
  Payments to horse owners and horse owners'
    association                                  20,617,808     21,431,724
  Track rent                                     10,348,140     10,746,502
  Salaries, wages and employee benefits           5,612,347      5,291,011
  Operating expenses                              3,979,400      3,942,872
  General and administrative                      1,659,160      1,978,845
  Marketing and satellite transmission costs      1,552,628      1,806,368
                                                -----------    -----------
     Total expenses                              43,769,483     45,197,322
                                                -----------    -----------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY
  ITEM                                             (494,620)      (147,176)

CREDIT FOR DEFERRED INCOME TAXES                    (49,699)       (53,182)
                                                -----------    -----------
LOSS BEFORE EXTRAORDINARY ITEM                     (444,921)       (93,994)

EXTRAORDINARY ITEM:
   Forgiveness of indebtedness, net of
     deferred income taxes of $487,500            1,802,500          -
                                                -----------    -----------
NET INCOME (LOSS)                               $ 1,357,579    $   (93,994)
                                                ===========    ===========














                    The accompanying notes are an integral
                           part of these statements.
(PAGE)               EL COMANDANTE OPERATING COMPANY, INC.
                      STATEMENTS OF REVENUES AND EXPENSES
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)

                                                   1997           1996
                                                -----------    -----------
REVENUES:
  Commissions on wagering                       $12,941,188    $13,315,305
  Other                                             537,972        710,551
                                                -----------    -----------
     Total revenues                              13,479,160     14,025,856
                                                -----------    -----------
EXPENSES:
  Payments to horse owners and horse owners'
    association                                   6,440,414      6,646,175
  Track rent                                      3,235,297      3,327,988
  Salaries, wages and employee benefits           1,923,701      1,776,654
  Operating expenses                              1,263,506      1,315,179
  General and administrative                        353,268        628,010
  Marketing and satellite transmission costs        456,655        614,388
                                                -----------    -----------
     Total expenses                              13,672,841     14,308,394
                                                -----------    -----------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY
  ITEM                                             (193,681)      (282,538)

CREDIT FOR DEFERRED INCOME TAXES                    (73,044)      ( 38,312)
                                                -----------    -----------
LOSS BEFORE EXTRAORDINARY ITEM                     (120,637)      (244,226)

EXTRAORDINARY ITEM:
   Forgiveness of indebtedness, net of
     deferred income taxes of $487,500            1,802,500          -
                                                -----------    -----------
NET INCOME (LOSS)                               $ 1,681,863    $  (244,226)
                                                ===========    ===========















                    The accompanying notes are an integral
                           part of these statements.
(PAGE)              EL COMANDANTE OPERATING COMPANY, INC.
                    STATEMENTS OF NET ASSETS (LIABILITIES)

                                              September 30,  December 31,
                                                  1997           1996
                                              ------------   ------------
                                              (Unaudited)     (Audited)
ASSETS:
  CURRENT ASSETS:
    Cash, including restricted cash of
      $152,992 and $187,391, respectively     $    695,839   $  1,116,330
    Accounts receivable, net                     1,590,285      1,379,932
    Prepayments and supplies inventory             435,097        242,468
    Notes receivable                               478,508        335,248
                                              ------------   ------------
       Total current assets                      3,199,729      3,073,978
                                              ------------   ------------
  DEFERRED COSTS, net:
    Organizational costs                            21,760         28,015
    Deferred tax asset                             214,536        652,337
    Telecommunication installation costs           136,675        185,905
    Noncompetition agreement                         -            145,833
                                              ------------   ------------
      Total deferred costs                         372,971      1,012,090
                                              ------------   ------------
  FURNITURE AND EQUIPMENT, net                   3,814,970      3,964,066
                                              ------------   ------------
      Total assets                               7,387,670      8,050,134
                                              ------------   ------------
LIABILITIES:
  CURRENT LIABILITIES:
    Current portion of capital lease
      obligations                                  717,663       707,917
    Rent payable to Housing Development
      Associates S.E. ("HDA")                    2,363,353     1,984,213
    Accounts payable and accrued liabilities     3,944,459     3,299,930
    Outstanding winning tickets, refunds and
      Pool Pote                                    704,616       784,897
                                              ------------   -----------
      Total current liabilities                  7,730,091     6,776,957
                                              ------------   -----------
  CAPITAL LEASE OBLIGATIONS                        803,757     1,223,557
                                              ------------   -----------
  NOTE PAYABLE TO HDA, and accrued interest        551,806       796,203
                                              ------------   -----------
  OTHER LIABILITIES:
    Notes                                          160,000     2,450,000
    Accrued interest                               126,323       145,303
                                              ------------   -----------
                                                   286,323     2,595,303
                                              ------------   -----------
      Total liabilities                          9,371,977    11,392,020
                                              ------------   -----------
NET ASSETS (LIABILITIES)                      $ (1,984,307)  $(3,341,886)
                                              ============   ===========
                  The accompanying notes are an integral part
                             of these statements.
(PAGE)               EL COMANDANTE OPERATING COMPANY, INC.
                           STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)
                                                        1997        1996
                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $ 1,357,579  $   (93,994)
                                                    -----------  -----------
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities-
      Forgiveness of indebtedness                    (2,290,000)       -
      Depreciation and amortization                     725,395      690,777
      Deferred tax provision (credit)                   437,801      (53,182)
      Provision for bad debts                            75,006       75,006
      Increase in current assets-
        Accounts receivable                            (285,359)    (389,939)
        Prepayments and supplies inventory             (188,400)    (132,133)
      Increase (decrease) in current liabilities-
        Accounts payable and accrued liabilities        644,529     (470,359)
        Outstanding winning tickets, refunds and
          Pool Pote                                     (80,281)    (434,725)
        Accrued interest                                (16,349)      (2,798)
        Rent payable                                    379,140       13,170
                                                    -----------  -----------
           Total adjustments                           (598,518)    (704,183)
                                                    -----------  -----------
           Net cash provided by (used in)
             operating activities                       759,061     (798,177)
                                                    -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in notes receivable                         (143,260)    (107,168)
  Capital expenditures                                 (247,308)    (227,939)
  Payments of telecommunication installation costs        -              (61)
                                                    -----------  -----------
     Net cash used in investing activities             (390,568)    (335,168)
                                                    -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on note payable                             (247,028)    (128,814)
  Payments of capital lease obligations                (541,956)    (508,405)
                                                    -----------  -----------
     Net cash used in financing activities             (788,984)    (637,219)
                                                    -----------  -----------
NET DECREASE IN CASH                                   (420,491)  (1,770,564)

CASH, beginning of year                               1,116,330    2,883,447
                                                    -----------  -----------
CASH, end of period                                 $   695,839  $ 1,112,883
                                                    ===========  ===========
SUPPLEMENTAL INFORMATION:
  Interest paid                                     $   184,421  $   278,039

NON CASH TRANSACTIONS:
  Equipment acquired through capital leases             131,901      547,269
  Forgiveness of indebtedness                         2,290,000        -

                  The accompanying notes are an integral part
                             of these statements.

(PAGE)              EL COMANDANTE OPERATING COMPANY, INC.
                           STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)
                                                       1997         1996
                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $ 1,681,863  $  (244,226)
                                                    -----------  -----------
  Adjustments to reconcile net income to
    net cash provided by operating activities-
      Forgiveness of indebtedness                    (2,290,000)         -
      Depreciation and amortization                     217,511      235,381
      Deferred tax provision (credit)                   414,456      (38,312)
      Provision for bad debts                            25,002       25,002
      Increase (decrease) in current assets-
        Accounts receivable                            (408,526)      71,899
        Prepayments and supplies inventory              (31,487)     (53,435)
      Increase (decrease) in current liabilities-
        Accounts payable and accrued liabilities        593,746      (23,481)
        Outstanding winning tickets, refunds and
          Pool Pote                                  (1,669,327)     775,038
        Accrued interest                                (30,175)       7,042
        Rent payable                                    135,297      127,990
                                                    -----------  -----------
           Total adjustments                         (3,043,503)   1,127,124
                                                    -----------  -----------
           Net cash (used in) provided by
             operating activities                    (1,361,640)     882,898
                                                    -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in notes receivable                          (25,526)       8,834
  Capital expenditures                                 (145,792)     (14,918)
                                                    -----------  -----------
     Net cash used in investing activities             (171,318)      (6,084)
                                                    -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on note payable                              (82,243)     (77,657)
  Payments of capital lease obligations                (200,211)    (294,543)
                                                    -----------  -----------
     Net cash used in financing activities             (282,454)    (372,200)
                                                    -----------  -----------
NET DECREASE IN CASH                                 (1,815,412)     504,614

CASH, beginning of period                             2,511,252      608,269
                                                    -----------  -----------
CASH, end of period                                 $   695,840  $ 1,112,883
                                                    ===========  ===========
SUPPLEMENTAL INFORMATION:
  Interest paid                                     $    56,472  $   164,253

NON CASH TRANSACTIONS:
  Equipment acquired through capital leases             131,901      148,504
  Forgiveness of indebtedness                         2,290,000          -



                  The accompanying notes are an integral part
                             of these statements.

(PAGE)                EL COMANDANTE OPERATING COMPANY, INC.

                         NOTES TO FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION AND PRINCIPLES OF ACCOUNTING:

     El Comandante Operating Company, Inc. ("ECOC") is a Puerto Rico non-stock corporation which leases from Housing Development Associates S.E. ("HDA") El Comandante Race Track ("El Comandante"), the only thoroughbred race track and off-track betting operation in Puerto Rico. ECOC is required to distribute its net cash flow (after payment of rent and operating expenses, taxes, certain obligations to Supra and funding of working capital) for charitable, educational and other matters of public interest in Puerto Rico. An equity section is not presented in the financial statements since ECOC is a non-stock corporation.

     The financial statements as of September 30 1997 and for the nine and three month periods ended September 30, 1997 and 1996 are unaudited but include all adjustments (consisting of normal recurring adjustments) which management considers necessary for a fair presentation of the results of operations of the interim periods. The operating results for the nine and three month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year.

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


2.  CAPITAL LEASE OBLIGATIONS:

     ECOC has entered into certain equipment lease agreements which have been classified as capital leases. The present value of future minimum lease payments under capital leases is as follows:











(PAGE)
     Due during year
     ending September 30,
          1998...........................................$  717,663
          1999...........................................   521,210
          2000...........................................   142,910
          2001...........................................    84,899
          2002...........................................    54,738
                                                         ----------
          Minimum lease payments......................... 1,521,420
          Less  - Current portion........................  (717,663)
                                                         ----------
                                                         $  803,757
                                                         ==========

3.  PAYABLES TO HOUSING DEVELOPMENT ASSOCIATES S.E.:

     The payables to HDA as of September 30, 1997 and December 31, 1996 consists of (i) a note payable and accrued interest of $551,806 and $796,203, respectively, and (ii) unpaid rent under the El Comandante Lease of $2,363,353 and $1,984,213, respectively. The note accrues interest at 5.75% and is payable in monthly installments of $30,309, including interest, over a three year period that commenced May 1, 1996.


4.  OTHER LIABILITIES:

     Other liabilities at December 31, 1996 consisted of (i) unsecured notes of $160,000 to Interstate General Properties Limited Partnership, S.E. ("IGP") and $40,000 to Supra & Company S.E. ("Supra"), including accrued interest, (ii) $500,000 of accrued past service costs payable to Supra and Supra's majority owner, Ruben Velez Lebron and his wife ("Velez"), under a series of agreements executed on December 13, 1993 incident to the reorganization of ECOC as a nonstock corporation (the "Supra Agreements") and
(iii) $1,750,000 payable to Supra and Velez for the purchase of ECOC's stock and for the amount payable under the Noncompetition Agreement. The unsecured notes of $200,000 bear interest at 2.5% over the prime rate, without a stated maturity date. The interest rate at September 30, 1997 and December 31, 1996 was 11.00% and 10.75%, respectively.

     The obligations to Supra and Velez (the "ECOC Debt") were canceled on August 19, 1997 in exchange for a payment by HDA to Supra and Velez of $260,000 in connection with the purchase by HDA of Supra's 17% interest in HDA. The cancellation of ECOC Debt have been recorded in the accompanying statement of revenues and expenses as an extraordinary item.


5.  EL COMANDANTE LEASE:

     Under the El Comandante Lease, ECOC is required to pay HDA its Basic Rent for each race day on the 29th day following such racing day. Unless paid by the 29th day the Basic Rent becomes due and payable and constitutes an extension of credit and an event of default under the El Comandante Lease. ECOC is in default of this lease provision.
(PAGE)
     Due to the default under the El Comandante Lease for unpaid rent and for certain other reasons permitted under the El Comandante Lease, HDA has notified ECOC of the termination of the El Comandante Lease effective January 1, 1998. The termination of the El Comandante Lease and the assignment of the racing license to HDA are subject to the approval of the Puerto Rico Racing Board. Under the terms of the El Comandante Lease, ECOC is required to transfer to HDA, at book value, all assets employed in the racing business and HDA will assume all liabilities and agreements of ECOC.


6.  INCOME TAXES:

     Deferred tax assets of $214,536 and $652,337, net of valuation allowances of $1,400,049 and $1,729,926, were recorded as of September 30, 1997 and December 31, 1996, respectively. These assets arise from the difference between the tax basis of certain liabilities and their reported amounts in the financial statements (which will result in deductible amounts in future years when such liabilities are finally settled) and from the benefits of net operating loss carryforwards ("NOL") which are available to offset future taxable income and expire in various dates through 2003.

     The deferred credit for income taxes for the nine months ended September 30, 1997 and 1996 is net of decreases in the valuation allowance of $329,877 and $77,386, respectively.





























(PAGE)
PART I -- ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company owns a 99% interest in Housing Development Associates S.E. ("HDA"), the owner of El Comandante Race Track ("El Comandante"), the only licensed thoroughbred racing facility in Puerto Rico, located in 257 acres of land. El Comandante is leased to El Comandante Operating Company, Inc., a Puerto Rico non-stock corporation ("ECOC") under a lease agreement that expires on December 14, 2004 (the "El Comandante Lease") but is expected to be terminated effective January 1, 1998 (see Note 5 to the Company's financial statements). HDA also owns (i) 55% of the capital stock of Galapagos, S.A. ("Galapagos"), a corporation that leases and operates a race track in the Dominican Republic and (ii) 100% of the capital stock of Equus Gaming de Panama, S.A. ("EGP"), a corporation that will operate and manage a race track in Panama under a 20 year contract commencing January 1, 1998.
HDA was also the owner of S & E Network Inc. ("S&E"), the owner and operator of three UHF television stations in Puerto Rico (the "Television Stations"), until it was sold to Paxson Communications of San Juan, Inc. ("Paxson") in transactions closed in August 1996 (50% interest) and January 1997 (50% interest).


THE COMPANY'S RESULTS OF OPERATIONS

     The following discussion and analysis covers changes in the results of operations for the nine and three month periods ended September 30, 1997 as compared to the results for the nine and three month periods ended September 30, 1996. The operating results of the Company are summarized as follows:

                                         Nine Months         Three Months
                                        --------------       -------------
                                        1997      1996       1997    1996
                                        -----     -----      -----   -----
                                                 (In thousands)
     El Comandante                      $1,875    $2,322    $  479  $   506
     Galapagos - Dominican Republic
        racing                            (735)   (1,174)     (272)    (440)
     Television Stations -
       Sale                              4,615       581        -       581
       Operations                          -         (97)       -        54
     Interest income                       377       141       105       61
     Other expenses                       (856)     (885)     (324)    (205)
     Redemption of Notes & Supra
       Transaction                        (779)      -        (779)      -
                                        ------    ------    ------   -------
                                         4,497       888      (791)     557
     Minority stockholders 45% interest
       in losses of Galapagos              330       471       123      198
     Minority partners interest in
       income of HDA                    (1,065)     (379)      (42)    (165)
     Provision for income taxes           (784)     (619)       59     (276)
                                        ------    ------    ------  -------
     Net income (loss)                  $2,978    $  361    $ (651) $   314
                                        ======    ======    ======  =======
(PAGE)
El Comandante

     The operating results of El Comandante are as follows:

                                           Nine Months        Three Months
                                        -----------------    ---------------
                                          1997      1996      1997     1996
                                        --------  -------    ------  -------
                                                    (In thousands)

Rental income                           $10,348   $10,747   $ 3,235   $ 3,328

Financial expenses                       (6,393)   (6,545)   (2,054)  (2,193)
Depreciation                             (1,367)   (1,355)     (454)    (450)
Property and municipal taxes and
   racing license                          (713)     (525)     (248)    (179)
                                        -------   -------   -------   -------
                                        $ 1,875   $ 2,322   $   479   $   506
                                        =======   =======   =======   =======

     Rental income from the lease of El Comandante to ECOC is based on 25% of ECOC's commissions on wagering. Rental income decreased by $93,000 (2.8%) in the third quarter of 1997, compared to the third quarter of 1996. There were
65 race days in the third quarter of both years.   For the nine months ended
September 30, 1997, rental income decreased by $399,000 (3.7%), when there were 192 race days, compared to the nine months ended September 30, 1996, when there were 188 race days. The decrease in each of the three and nine month periods is attributable, at least in part, to additional gaming opportunities that are available to the public, particularly slot machines in new casino hotels and up-graded slot machines in existing casino hotels. In August 1997 ECOC implemented two new wagers, a Pick 3 and Trifecta, which helped to slow the decline in wagering.

     Financial expenses decreased by $139,000 (6.3%) in the third quarter of 1997 compared to the third quarter of 1996. For the nine months ended September 30, 1997, financial expenses decreased by $152,000 (2.3%) compared to the nine months ended September 30, 1996. The decrease in each of the three and nine month periods was primarily due to a reduction in amortization of deferred financing costs.

     There were no significant changes in depreciation in the three and nine month periods ended September 30, 1997 compared to the same periods of 1996.

     The costs of property and municipal taxes and the racing license increased by $69,000 (38.5%) in the third quarter of 1997 compared to the third quarter of 1996. For the nine months ended September 30, 1997, these costs increased by $188,000 (35.8%) compared to the nine months ended


September 30, 1996. The increase in the three and nine month periods was caused primarily by HDA's assumption, effective January 1997, of the obligation to pay the annual fee of $250,000 for the El Comandante racing license which was paid by ECOC through 1996.

(PAGE)
Galapagos - Dominican Republic Racing

     The accounting records of Galapagos are maintained in Dominican Republic pesos and converted to U.S. dollars based on the average exchange rate during the reporting period. Consequently, fluctuations in exchange rates have an effect in the results of operations of Galapagos, when reported in U.S. dollars. The currency exchange rates were 14.24 pesos to one U.S. dollar in the nine months ended September 30, 1997 and 13.77 pesos to one U.S. dollar in the comparable period of 1996. The operating results for Galapagos were as follows:
                                          Nine Months         Three Months
                                        ---------------     ----------------
                                        1997      1996      1997      1996
                                        ------    -----     ------   -------
                                                  (In thousands)
Commissions on wagering                 $ 3,447   $ 3,299   $ 1,124   $ 1,038
Other income                                553       338       286        47
                                        -------   -------   -------   -------
                                         4,000      3,637     1,410     1,085
Operating costs                         (4,318)    (4,521)   (1,546)  (1,395)
Depreciation                              (370)      (334)     (123)    (116)
Interest expense                           (47)        44       (13)     (14)
                                        -------   -------   -------   -------
Losses before minority                  $ (735)   $(1,174)  $  (272)  $ (440)
  interests                             =======   =======   =======   =======


     Commissions on wagering of Galapagos increased by $86,000 in the third quarter of 1997 compared to the third quarter of 1996, which is net of the
$31,000 negative effect of fluctuations in exchange rates.   During the nine
months ended September 30, 1997, the commissions on wagering increased by $148,000 compared to the nine months ended September 30, 1996, which is net of the $113,000 negative effect of fluctuations in exchange rates. The increase in each of the three and nine month periods was attributable primarily in part to the introduction in August 1997 of new wagers with local pool bets on simulcasted races from El Comandante and to more agencies on line during 1997.

     Other income increased by $239,000 in the third quarter of 1997 compared to the third quarter of 1996. During the nine months ended September 30, 1997, other income increased by $215,000 compared to the nine months ended
September 30, 1996.   The increase in each of the three and nine month
periods was primarily due to increased advertising revenues from the racing broadcast and to economic assistance to Galapagos from the Dominican Republic Government from taxes that it receives on wagering on simulcasted races from El Comandante ("Tax Relief"). The Government agreed to invest these tax receipts from July 1997 through January 1998 to improve racing, and management is discussing with the Government an extension beyond January,
1998.   Galapagos receives 75% of the tax receipts as partial reimbursement for repairs and maintenance at V Centenario, marketing costs (including television costs of V Centenario races) and certain other items benefiting racing in the Dominican Republic. Horseowners receive the balance of the tax receipts as purses.


(PAGE)
     The operating costs of Galapagos are summarized as follows:

                                          Nine Months          Three Months
                                        ---------------       --------------
                                         1997     1996        1997     1996
                                        ------    -----       ------   -----
                                                  (In thousands)
     Non-controllable costs which are
       based on the amount of wagering
       and/or commissions on wagering   $2,041    $1,984    $  675    $  619
     Controllable operating costs        2,658     2,880       963       959
     Receipt of funds from Required
       Escrow account                     (381)     (343)      (92)     (183)
                                        ------    ------    ------    ------
                                        $4,318    $4,521    $1,546    $1,395
                                        ======    ======    ======    =======

     The controllable operating costs of Galapagos during the third quarter of 1997 did not change significantly compared to the third quarter of 1996. For the nine months ended September 30, 1997, these costs decreased by $222,000 compared to the nine months ended September 30, 1996, which decrease included a $99,000 favorable fluctuation in exchange rates. An intensified effort by the management of Galapagos has reduced controllable costs in a broad range of expenses categories. These expense reductions were offset in part by increased expenditures for advertising and television coverage.

     An account is funded from a portion of wagers on pool bets for the purpose of reimbursing Galapagos for foreign exchange losses and/or for other purposes approved by the Government (the "Required Escrow"). During the nine months ended September 30, 1997 the receipt of funds from the Required Escrow increased by $38,000 compared to the nine months ended September 30, 1996, whereas these receipts decreased by $91,000 in the third quarter of 1997 compared to the third quarter of 1996. The decrease during the third quarter was caused by changes of the uses to the Required Escrow as determined by the Dominican Republic Government. Effective July 1997, 25% of this account is allocated to horseowners as purses whereas Galapagos previously received the entire amount for operating expenses.

      Depreciation for the nine months ended September 30, 1997 increased by $36,000 compared to the nine months ended September 30, 1996 while depreciation in the third quarter of 1997 did not change significantly compared to the third quarter of 1996. The increase in the nine month period is attributed to additional depreciation on equipment purchases.

     Interest expense in the third quarter of 1997 did not change compared to the third quarter of 1996. During the nine months ended September 30, 1997, interest expense was $47,000, whereas the nine months ended September 30, 1996 had a credit balance of $44,000, for a net change of $91,000. The stockholders of Galapagos contributed loans to capital on June 30, 1996 and forgave accrued interest on the loans. The interest expense account in the 1996 nine-month period included a credit of $89,000 for the reversal of interest accrued on minority stockholders' loans.



(PAGE)
Television Stations

     The Television Stations were sold in transactions closed in August 1996 (50%) and January 1997 (50%), resulting in gains of $581,000 and $4,615,000, respectively. During the three and nine month periods ended September 1996 the Company had operating profits of $54,000 and a loss of $97,000, respectively, from television operations. The Company did not have television operations during 1997.


Interest Income

     Interest income in the third quarter of 1997 increased by $44,000 compared to the third quarter of 1996. During the nine months ended September 30, 1997, interest income increased by $236,000 compared to the nine months ended September 30, 1996. Interest income is earned from short-term investments and a note receivable from ECOC. HDA had more cash available for investment in 1997 from proceeds of the January 1997 sale of the Television Stations, resulting in an increase in interest income in the 1997 periods as compared to the 1996 periods.


Other Expenses

     Other expenses of the Company represent (i) financial expenses of $8,000 and $16,000 in the third quarter of 1997 and 1996, respectively, and of $40,000 and $57,000 in the nine months ended September 30, 1997 and 1996, respectively, and (ii) general and administrative expenses of $316,000 and $189,000 in the third quarter of 1997 and 1996, respectively, and of $816,000 and $828,000 in the nine months ended September 30, 1997 and 1996, respectively.

     The decrease of financial expenses in each of the three and nine month periods is the result of quarterly principal payments on the bank loan, offset in part during the nine months ended September 30, 1997 by interest of $8,000 on general partner loans which were paid in the second quarter of 1997.

     General and administrative expenses in the third quarter of 1997 increased by $127,000 compared to the third quarter of 1996 whereas there were no significant changes during the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996. The increase in the three month period was primarily related to an increase in consulting fees and costs reimbursed to the managing partner of the Company, Equus Management Company, in connection with services rendered by its executives to the Company.


Redemption of Notes and Supra Transaction

     In connection with the redemption in August 1997 of the 17% minority interest in HDA held by Supra & Company, S.E. ("Supra"), which required approval from the holders of majority of First Mortgage Notes (the "Noteholders Approval"), HDA agreed to pay $260,000 to Supra and its majority owners for the cancellation of certain promissory notes and other obligations
(PAGE)
of ECOC aggregating $2,290,000 (the "ECOC Debt"). The cancellation relieved HDA of its guarantee of approximately $1.6 million of the ECOC Debt which would have become due if the El Comandante Lease was terminated prior to December 2004. The $260,000 and related transaction costs were charged to expense in the third quarter of 1997 with no similar charges in the comparable period of 1996.

     In connection with the Noteholders Approval, on September 29, 1997 HDA redeemed First Mortgage Notes in the principal amount of $2.5 million at 110% of par. The $250,000 premium paid and related bond discount and deferred financing costs were written-off in the third quarter of 1997, and disclosed in the Company's financial statements as an extraordinary item. There were no similar charges in the comparable period of 1996.


Provision for Income Taxes

     The provision for income tax is primarily related to Puerto Rico income taxes on the Company's distributive share of HDA's income from Puerto Rico sources, without taking into account Galapagos losses or expenses of the Company. The deferred income taxes are related to the difference between the tax basis of the Company's investment in HDA and the amount reported in the financial statements. During the nine months ended September 30, 1997, approximately $463,000 of the deferred income tax provision is related to the reversal of the tax benefit recorded by the Company in prior years for the accumulated operating losses of the Television Stations as a result of the sale of S&E in January 1997.

     See Note 9 to the Company's consolidated financial statements for composition of the provision for income taxes.


Liquidity and Capital Resources of HDA and the Company

     The Company's only source of cash is distributions from its interest in HDA. Therefore, its capital resources are tied to HDA's liquidity and ability to make cash distributions to its partners, which, under the Indenture, are restricted to approximately 48% of HDA's cumulative consolidated net income since January 1, 1994 (see Note 4 to the Company's consolidated financial statements). In connection with the Noteholders Approval, HDA has been temporarily required to reduce its distributions by 17%.

     Liquidity of HDA HDA had cash and cash equivalents of $4,038,000 at December 31, 1996 and management is forecasting 1997 sources and uses of cash as follows:
                                                  Forecast       Actual
                                                    1997         9-30-97
                                                -----------    -----------
SOURCES OF CASH:
     Receipts from ECOC
       Rental income for 1997                   $13,923,000    $ 9,969,000
       Collection of note receivable                327,000        243,000
     Sale of remaining 50% interest in S&E        7,000,000      7,000,000
     Interest income                                407,000        360,000
                                                -----------    -----------
                                                 21,657,000     17,572,000
                                                -----------    -----------
(PAGE)
USES OF CASH:
     Debt service on First Mortgage Notes         7,855,000      4,061,000
     El Comandante-
        Property taxes and racing license           864,000        864,000
        Capital improvements                        700,000        603,000
     General and administrative expenses and
       costs of approvals of Noteholders          1,180,000        926,000
     Costs related to sale of S&E                   169,000        169,000
     Redemption of First Mortgage Notes -
        Redeemed at par                             737,000        737,000
        Redeemed at 10% premium                   2,750,000      2,750,000
     Investment in Galapagos                      1,500,000         91,000
     Investment in Panama                         1,500,000      2,260,000
     Cash distributions to partners (Company's
       share is $2,480,000 for 1997)              3,024,000      3,024,000
     Transaction with Supra and Velez             4,080,000      4,080,000
                                                -----------    -----------
                                                 24,355,000     19,561,000
                                                -----------    -----------
NET CASH FLOW (Deficit)                          (2,698,000)    (1,989,000)
CASH, beginning of year                           4,038,000      4,038,000
                                                -----------    -----------
CASH, end of period                             $ 1,340,000    $ 2,049,000
                                                ===========    ===========

     HDA's principal source of cash is rental income from the lease of El Comandante, augmented in 1997 by proceeds of the sale of HDA's remaining 50% interest in S&E to Paxson. The rental income is based on 25% of ECOC's commissions on wagering. Rental income was forecasted based on actual commissions through September 30, 1997 and assuming that commissions for the fourth quarter will be equal to the commissions for the comparable quarter of 1996. The decline in wagering that ECOC has experienced during 1997 has been offset in part by wagering in the two new forms of bets that were introduced in August 1997.

     In connection with the sales of S&E to Paxson in August 1996 (50%) and January 1997 (50%), HDA made an Excess Proceeds Offer under its Indenture to redeem up to $5 million of First Mortgage Notes, of which $737,000 in principal amount were tendered and redeemed on March 28, 1997.

     In August 1997, HDA obtained approval of holders of its First Mortgage Notes for the following transactions ("Noteholders Approval") which are included in HDA's 1997 forecast of uses of cash:

     1. Redemption of the 17% minority interest in HDA held by Supra for approximately $4 million.

     2. Investment of up to $1.5 million in Galapagos. HDA's expected cumulative investments in Galapagos by the end of 1997 is $3.5 million.

     3. When it ceases to be a wholly-owned subsidiary, investment of up to $1.5 million in EGP and permission for EGP to borrow up to $3.5
(PAGE)
          million. At September 30, 1997, HDA had paid $2.2 million to the Panama Government for the right to operate the Presidente Remon Race Track during the 20 year period commencing January 1, 1998.
          It is expected that 50% of the capital stock of EGP will be issued to Panamanian investors before year end and that HDA will be able to recover amounts invested in excess of $1.5 million.

     4. Amendment to the El Comandante Lease to permit ECOC to incur third party debt not to exceed $1 million to finance ECOC's loans to horseowners.


     Galapagos had a cash flow deficit from operations of approximately $1.1 million in 1996 and has a forecasted 1997 cash flow deficit of $500,000. Management expects Galapagos to generate positive cash flow in 1998 as a result of the following:

     1. An intensified effort in 1997 to expand the OTB network which grew from 163 to 252 OTB agencies in 1996, with a goal of 375 agencies by the end of 1997 and further growth in 1998 to a maximum of 450 agencies.

     2. Galapagos has a contract to manage the lottery distribution system for LEIDSA, the company that was granted a license to operate the lottery in the Dominican Republic. The lottery operations commenced on November 1, 1997 with approximately 470 agencies selling lottery games (including OTB agencies). Lottery agencies are forecasted to grow to 900 by December 31, 1998. Galapagos permits OTB agencies to sell lottery tickets and in connection therewith LEIDSA pays Galapagos $100 per month per OTB agency as partial reimbursement for telephone line costs for OTB agencies. Each lottery location that is not an OTB agency will also sell the Pick-6 pool wagers for Galapagos' live racing and El Comandante's
          simulcasted races.   The Dominican bettors favor the pool bet and
          in 1996 approximately 67% of Galapagos' commissions were earned from this wager. Forecasted cash flows from the lottery operations for 1997 and 1998 are $122,000 and $1 million, respectively.

     3. Galapagos has reduced its 1997 controllable operating costs by approximately 8%, as compared with 1996.

     4. The Dominican Republic Government is providing Tax Relief by investing tax receipts from July 1997 through January 1998 to improve racing. Galapagos is entitled to 75% of the tax receipts as reimbursement for repairs and maintenance at V Centenario, marketing costs (including television costs of V Centenario races) and certain other items benefiting racing in the Dominican Republic. Horseowners are entitled to the balance of the tax receipts as purses. It is expected that the period will be
          extended beyond January 1998.   Forecasted cash flow from the Tax
          Relief is $420,000 for 1997 and $1 million for 1998 if the Tax Relief is extended.

In October 1997 HDA invested $1.5 million in Galapagos.   Galapagos used
these funds to (i) redeem the $750,000 preferred stock of the Company, (ii)
(PAGE)
pay simulcasting debt to ECOC, and (iii) improve Galapagos' working capital position while these additional sources of revenues from operations materialize.

     ECOC had rent and loans payable to HDA of $2.78 million at December 31, 1996 and $2.9 million at September 30, 1997. As a result of the existing event of default related to delinquent payment of Basic Rent and for certain other reasons permitted under the El Comandante Lease, HDA notified ECOC of the termination of the El Comandante Lease effective January 1, 1998. The Company expects to operate El Comandante through a wholly owned subsidiary. The termination of the El Comandante Lease and the assignment of the ECOC's operating license to the Company are subject to the approval of the Puerto Rico Racing Board. Upon termination of the El Comandante Lease, ECOC is required to transfer to HDA, at book value, all assets employed in the racing business and HDA's wholly owned subsidiary will assume all liabilities and agreements of ECOC. At September 30, 1997, ECOC's liabilities, including approximately $2.9 million due to HDA, exceed its assets by approximately $2 million. It is expected that the consolidation of operations and management will save costs to the Company and make the operations more efficient.


     Liquidity and Capital Resources of the Company

     The forecasted sources of cash for 1997 of the Company are (i) $2,480,000 in cash distributions from HDA and (ii) $265,000 from commissions and guarantee fees related to the sale of S&E. As discussed in Liquidity of HDA, the Company made a preferred stock investment of $750,000 in Galapagos in early 1997 which was recovered in October 1997. The Company's forecasted cash requirements for 1997 are approximately $2.3 million for (i) payment of $481,000 for loans from a general partner, (ii) payment of bank debt and interest of $531,000, (iii) administrative expenses and costs of investigating new business opportunities of $710,000, (iv) income taxes for 1996 of $257,000 and (v) costs related to the cancellation effective July 1, 1997 of the consulting agreement between ECOC and EMC, estimated to be approximately $300,000.

     The Company's bank debt was paid in full in November 1997 and Management believes the line of credit can be renewed if needed. The forecast of 1997 net cash flow of approximately $470,000, coupled with cash of $160,000 at December 31, 1996 will provide an estimated year-end cash balance of $630,000.














(PAGE)
PART II -- OTHER INFORMATION

Item 1 - Legal Proceedings

     Prompted by HDA's then pending sale of S&E, on December 30, 1996 the Racing Board issued an order (the "Order") seeking to impose certain obligations on HDA, ECOC and Paxson in conjunction with the second sale, including that (i) in addition to live racing broadcasts, ECOC must rebroadcast races at times of lesser audience, (ii) any broadcast agreement for races must be approved by the Racing Board, and (iii) HDA, ECOC and Paxson must indemnify third parties for any losses suffered from any discontinuance of racing telecasts and, to secure this indemnity, HDA and ECOC must post a $4 million bond. On January 21, 1997 HDA filed with the Racing Board a motion for reconsideration of the order arguing that the Racing Board failed to comply with applicable administrative procedures in issuing the order and that the Racing Board lacked jurisdiction to impose conditions on the S&E sale. The Racing Board held a hearing on the motion for reconsideration on March 4, 1997 but did not issue a ruling on the motion within the 90 day period provided under applicable law. That term having elapsed, the Racing Board lost jurisdiction on the motion of reconsideration and HDA filed an appeal on May 18, 1997 to contest the Order before the Circuit Court of Appeals of Puerto Rico. On May 30, 1997, the Racing Board
filed a motion for dismissal for lack of jurisdiction.   HDA opposed said
motion and same is pending resolution. Based upon facts available to date, Management and legal counsel believe that none of such actions will have a material adverse effect on ECOC's, HDA's or the Company's financial position or results of operations.

     On February 28, 1997, Supra filed a complaint in the Superior Court of the Commonwealth of Puerto Rico, San Juan Part, naming as defendants HDA, Land Development Associates S.E. ("LDA"), Interstate General Properties Limited Partnership S.E. ("IGP"), Covington & Burling ("Covington"), and the Company, Civil Case #KAC-970210 (902). Supra, on its own behalf, and as a partner in HDA and LDA, alleged that due to the negligence of IGP and Covington, HDA and LDA paid $6,386,000 to The Chase Manhattan Bank N.A. as a penalty for prepayment of mortgage debt. The Company was included as a defendant in the case because as a managing partner of HDA and LDA it refused, as requested by Supra, to sue Covington. In connection with the closing of the redemption of Supra's 17% minority interest in HDA, Supra filed a motion to dismiss this complaint.


Item 2 - 5

Not applicable.










(PAGE)
Item 6 -- EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits required by Securities and Exchange Commission Section 601 of Regulation S-K

          Exhibit
            No.             Description of Exhibit          Reference
         ---------       ---------------------------     ---------------
           10.1          Eight Amended and Restated
                         Partnership Agreement of
                         Housing Development Associates
                         S.E. dated as of August 19, 1997   Filed Herewith

           10.2          Fifth Supplemental Indenture
                         dated as of November 14, 1997      Filed Herewith





     (b) Form 8-K - None

































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

                                   By:  Equus Management Company
                                        Managing General Partner


November 14, 1997                      By: /s/ Donald G. Blakeman
-----------------                      ------------------------------
Date                                    Donald G. Blakeman
                                        President



November 14, 1997                       By: /s/ Gretchen Gronau
-----------------                       ----------------------
Date                                    Gretchen Gronau
                                        Vice President and
                                        Chief Financial Officer




























(PAGE)
                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  EXHIBIT
-------                                 -------

10.1 Eight Amended and Restated Partnership Agreement of Housing Development Associates S.E. dated as of August 19, 1997

10.2           Fifth Supplemental Indenture dated November 14, 1997