Form 10-K
period 1997-12-31
EQUUS GAMING CO LP
filed 1998-04-09
CIK 928423

(PAGE)                SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 1997         COMMISSION FILE NUMBER 000-25306

                             EQUUS GAMING COMPANY L.P.
            (Exact name of registrant as specified in its charter)

               Virginia                               54-1719877
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                Identification No.)

                            650 Munoz Rivera Avenue
                           Doral Building, 7th Floor
                         Hato Rey, Puerto Rico  00918
             (Address of Principal Executive Offices and Zip Code)

Registrant's telephone number, including area code:  (787)  753-0676

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

As of March 25, 1998, the aggregate market value of 2,499,167 Units held by non-affiliates of the registrant based on the closing price reported on the NASDAQ was $3,123,959.

Documents Incorporated By Reference:  Not Applicable

(PAGE)                   EQUUS GAMING COMPANY L.P.

                       1997 FORM 10-K ANNUAL REPORT

                             TABLE OF CONTENTS


                                                                      Page


                                  PART I

Item 1.   Business                                                      1
Item 2.   Properties                                                    6
Item 3.   Legal Proceedings                                             8
Item 4.   Submission of Matters to a Vote of Security Holders           8


                                  PART II

Item 5.   Market for Registrant's Class A Units and Related
          Unitholder Matters                                            9
Item 6.   Selected Financial and Operating Data                        10
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                13
Item 8.   Financial Statements and Supplementary Data                  23
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                       65


                                 PART III

Item 10.  Directors and Executive Officers of the Company and EMC      65
Item 11.  Executive Compensation                                       68
Item 12.  Security Ownership of Certain Unitholders and Management     72
Item 13.  Certain Relationships and Related Transactions               73


                                  PART IV

Item 14.  Exhibits, Financial  Schedules and Reports                   74













(PAGE)                          PART I

ITEM 1.  BUSINESS


GENERAL

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

    The Company is engaged in thoroughbred racing, wagering and other gaming businesses through its 99% owned subsidiary, Housing Development Associates S.E. ("HDA"). HDA owns El Comandante Race Track ("El Comandante"), the only
licensed thoroughbred racing facility in Puerto Rico.   El Comandante was
leased to El Comandante Operating Company, Inc., a Puerto Rico non-stock Corporation ("ECOC") until December 31, 1997 when the lease was terminated due to certain events of default of the terms of the lease. HDA also has interests of (i) 55% in Galapagos, S.A. ("Galapagos"), which operates since April 1995 the V Centenario Race Track in the Dominican Republic ("V Centenario"), (ii) 100% in Equus Gaming de Panama, S.A. ("EGP"), which operates since January 1, 1998 the Presidente Remon Race Track in the Republic of Panama ("Presidente Remon"), and (iii) 100% in El Comandante Management Company, LLC ("ECMC"), which operates El Comandante since January 1, 1998. In 1997 the Company formed Equus Entertainment Corporation ("EEC"), as a wholly-owned Puerto Rico corporate subsidiary, for the purpose of replacing the Company once certain approvals are obtained.

    The Company also owns Virginia Jockey Club, Inc. ("VJC"), an unsuccessful applicant for licenses to own and operate Virginia's first thoroughbred racing and pari-mutuel wagering facility. VJC is now inactive.

    HDA was the previous owner of S & E Network Inc. ("S&E"), which owned and operated three UHF television stations in Puerto Rico (the "Television Stations"), until sold to Paxson Communications of San Juan, Inc. ("Paxson") in transactions closed in August 1996 (50% interest) and January 1997 (50% interest).

A.  Puerto Rico Operations

    Live thoroughbred horse racing has been conducted continuously at El
Comandante since 1976 and at a predecessor facility since 1957.   ECOC
generates commissions from bets placed on El Comandante's thoroughbred horse races through computerized wagering facilities located at El Comandante and V Centenario, and as of December 31, 1997 at 672 independently-owned
(PAGE)
off-track betting ("OTB") agencies throughout Puerto Rico, and from bets placed on races simulcasted outside Puerto Rico. ECOC offers bettors win and place wagers and exotic wagers that include daily double, exacta, quiniela, trifecta, and Pick 3 and Pick 6 pool wagers. Races are run 52 weeks per year, generally five days per week (Monday, Wednesday, Thursday, Friday and Sunday). From 1993 through February 1996 races were generally run four days per week and prior to 1993 three days per week.

    The total amounts wagered are distributed principally as commissions to the operating company and the OTB agents, winning bettors and the Puerto Rico Government.

    Operating License. On December 15, 1989, the Puerto Rico Racing Board (the"PR Racing Board"), at the request of HDA, granted an operating license (the "Operating License") to ECOC, which has been assigned to ECMC. The Operating License provides ECMC with the exclusive right through December 14, 2004, to operate a race track in the San Juan Region (the largest of three regions in Puerto Rico) which includes the San Juan metropolitan area and over three-fourths of the northern half of the Island; the exclusive right to conduct all types of authorized betting, both at El Comandante and off-track, anywhere in Puerto Rico, based on races held at El Comandante; and the right to hold a minimum of 180 day- or night-race days per year. The racing program for El Comandante is approved annually by the PR Racing Board.

    The continued validity of the Operating License during its term requires payment of an annual license fee, currently $250,000. Pursuant to the Operating License, HDA has an obligation to ensure that the operator complies with all terms and provisions of the Operating License and applicable laws
and regulations.   Upon its expiration in December 2004, there can be no
assurance that a new operating license will be issued to ECMC, HDA, or any other entity operating El Comandante or that a new operating license will be exclusive. However, since 1957 ECOC and its predecessor have operated the only thoroughbred racing facility in Puerto Rico.


    El Comandante Lease. Until December 31, 1997 HDA leased El Comandante to ECOC under a lease agreement, as amended, (the "El Comandante Lease") that required payments of rent by ECOC to HDA consisting principally of 25% ("Basic Rent") of the annual commissions earned by ECOC. These commissions consist of all payments received by ECOC on all monies wagered with respect to horse racing occurring at El Comandante, whether wagered at El Comandante or at other betting facilities in Puerto Rico or any other country. The El Comandante Lease provided for ECOC to pay all El Comandante expenses except that, pursuant to (i) an amendment effective January 1, 1996, HDA assumed the obligation to pay real property taxes on El Comandante and (ii) an amendment effective January 1, 1997, HDA assumed the obligation to pay the annual racing license fee.

    Due to ECOC's default for unpaid Basic Rent and for certain other reasons permitted under the El Comandante Lease, HDA terminated the El Comandante Lease on December 31, 1997. In connection therewith, on January 1, 1998 at HDA's direction (i) ECOC transferred to ECMC, at book value, all assets employed in the racing business, (ii) ECMC assumed all agreements and
(PAGE)
liabilities of ECOC and (iii) ECOC assigned to ECMC the Operating License. Among the agreements assumed by ECMC are the horseowners' agreement and wagering service agreement.
    The termination of the El Comandante Lease and the assignment of the Operating License to ECMC are subject to the approval of the PR Racing Board, which has not make a final determination on this matter but is permitting ECMC to operate El Comandante until the review process is concluded.

    Racing Operations. Commencing in January 1998, HDA's revenues, through its wholly owned subsidiary ECMC, will be derived principally from commissions on wagering. ECMC will also generate revenues from fees paid by bettors on all OTB wagers except win-place, clubhouse admissions, concessions, the sale of programs, and other non-wagering activities.

    The largest single item of expense in operating El Comandante consists of payments to individual horse owners and to a horse owners association (the "Owners Association") pursuant to a contract that expired April 1, 1998. The contract requires the Owners' Association to field sufficient horses to conduct racing operations at El Comandante in accordance with the racing program approved by the PR Racing Board. Management is in the process of renegotiating the contract but does not expect significant economic changes. The prior owner of El Comandante maintained similar agreements with the Owners' Association since 1957. The contract obligates ECMC to provide horse stables and related facilities, to make annual lump sum payments to the Owners' Association of $55,000 and to pay 50% of El Comandante's commissions as purse monies.

    As a means to improve the quality and quantity of horses of racing, ECMC provides limited financing to horse owners to purchase horses. Total credit available to all members of the Owners' Association as a group is not to exceed $500,000 and not more than $50,000 to any single owner, nor more than 80% of the purchase price for any horse.

    ECOC had an equipment lease and services agreement with Autotote Systems Inc. ("Autotote") for the computerized tote system installed at El Comandante and related computerized wagering equipment provided to the OTB agencies. Autotote personnel operate and maintain the tote system at El Comandante and maintain the wagering equipment provided to the OTB agencies. Pursuant to the lease and services agreement which expires March 2004, ECOC was required to reimburse Autotote's personal property taxes and to pay a fee equal to the greater of $800,800 annually or .65% (.0065) of the pari-mutuel handle. When the on-line wagering system was implemented, the Owners' Association agreed to reimburse ECOC for one-half of the rental fee paid to Autotote by ECOC up to a maximum of $3,461 per race day. This agreement was also assumed by ECMC.

    Since commencing the on-line wagering system, all of El Comandante's races have been broadcasted via commercial television in Puerto Rico. The telecast permits OTB patrons to monitor odds and handicapping information while placing bets until post time and then to view the live racing action. The races are currently broadcasted through an agreement with S&E.

    Competition.   El Comandante is the only licensed thoroughbred race track
(PAGE)
operating in Puerto Rico. Until the expiration of the Operating License, no other thoroughbred race track license for the San Juan Region may be issued to any person. Neither the Racing Act nor ECMC's Operating License precludes the Puerto Rico Government from granting a license to a competitor to construct or operate a race track outside of the San Juan Region (either in the Ponce Region or the Mayaguez Region). Management is not aware of any pending applications for such a license, even though it has been published in the press that the legislature is conducting an investigation on the viability of establishing another race track in the southern part of the island. Management believes there are significant practical obstacles to establishing a competing race track in Puerto Rico including the availability of financing, the need to establish an OTB network and insufficiency of horses in Puerto Rico to conduct racing operations at two tracks. In addition, pursuant to the Interstate Racing Act of 1978, no entity may simulcast its racing program to Puerto Rico without consent of ECMC.

    ECMC faces competition from other forms of legalized gambling in Puerto Rico. There are 19 licensed casinos in Puerto Rico offering card and dice games, slot machines and other games of chance. The Puerto Rico Government has operated a ticket lottery for more than 50 years and in 1991 commenced an electronic jackpot lottery. In addition, there are numerous cock fighting venues on the Island. ECMC also faces competition from illegal gambling.
The Puerto Rico Government may, through legislation, legalize other forms of gambling or grant additional gaming licenses for those forms of gambling already authorized by law.

    Employees. ECOC had approximately 316 employees as of December 31, 1997. There were 90 employees working in the mutuel, admissions, and closed circuit television departments covered by a collective bargaining agreement between ECOC and the El Comandante Race Track Employees Union which expires August 23, 1998, 106 employees performing building and premises maintenance services covered by a collective bargaining agreement between ECOC and the General Workers Union which expires May 31, 1999, and 43 employees performing security guard services covered by a collective bargaining agreement between ECOC and the Security Guards Union which expires January 23, 1999. ECOC has not experienced any work stoppage or material labor difficulty since it began operating El Comandante in December 1989. Effective January 1, 1998, all of ECOC's employees were transferred to ECMC and the three collective bargaining agreements have been assumed by ECMC.


B.  Dominican Republic Operations

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

    At December 31, 1997 there were 302 agencies in the Dominican Republic
(PAGE)
taking wagers on El Comandante and V Centenario races. Galapagos' business plan anticipates that approximately 400 agencies will be installed by the end of 1998 with continuing growth to approximately 450 agencies in 1999.

    Galapagos has a five year contract with a private operator to provide the wagering distribution system for a government-sponsored electronic lottery, which commenced in November 1, 1997. Galapagos has an agreement with Autotote which provides wagering equipment, software and related services. Lottery games are sold at OTB agencies of Galapagos and at lottery agencies selected by the operator. Galapagos' commissions (net of fees to Autotote) are 1% of gross lottery sales at lottery agencies and 2% of gross lottery sales at OTB agencies. In addition, the lottery operator pays Galapagos a monthly fee for each OTB agency that sells lottery games as reimbursement for a 50% share of telephone line costs. Galapagos is also permitted to identify the lottery agencies to take Pick 6 pool wagers on Galapagos' live and simulcasted races.

    Competition.   Galapagos faces competition from other forms of gambling
in the Dominican Republic. The Dominican Republic Government operates a ticket lottery and instant lottery throughout the country, and an electronic lottery commenced operations in November 1997. There are approximately 600 independent sports betting agencies and wagering on baseball is particularly popular. Approximately 200 of the sports betting agencies were being utilized by Galapagos as OTB agencies at December 31, 1997. Wagering on cock fighting is both legal and popular in the Dominican Republic. Casino gaming is permitted at hotels with a minimum of 100 rooms and there are 25 licensed casinos in operation. Galapagos also faces competition from illegal gambling.

    Employees. Galapagos had 167 employees at December 31, 1997. Galapagos has no agreements with unions and has not experienced any work stoppage or material labor difficulties.


C.  Panama Operations

    EGP has a contract with the Panama Government for the operation of Presidente Remon in Panama City and for the development of off-track betting in Panama for a period of 20 years that commenced on January 1, 1998. The contract grants EGP exclusive rights to simulcast horse races from and to the country and the right to operate up to 500 slot machines at the race track. EGP began simulcasting races from United States race tracks on January 2, 1998 and live racing commenced on February 14, 1998, after major improvements to the racing strip were made. Simulcasting of El Comandante races is expected to commence in April 1998.

    EGP has entered into certain contracts and commitments in connection with the Panama operation. An agreement with horseowners provides for minimum guaranteed payments to horseowners as purses in 1998 and 1999 of $3.6 million and $3.9 million, respectively. An agreement with Autotote for wagering services, software and equipment requires minimum monthly payments of $25,000 in 1998. Service fees will be based on 1% (.01) of total wagering.

(PAGE)
    Management expects that 49% of the capital stock of EGP will be sold in 1998 to Panamanian investors.

    Competition.   EGP faces competition from other forms of legalized
gambling in Panama. There are 8 licensed casinos in Panama offering card and dice games and slot machines. Also, there are 15 slot machines parlors currently operating and EGP is authorized to install up to 500 slot machines at Presidente Remon. In addition, the Panama Government has operated a lottery for more than 50 years.
    Employees. EGP currently has 280 employees, including the general manager who is also an employee of EMC.


D.  Television Stations

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


E.  HDA Financing

    On December 15, 1993, HDA and El Comandante Capital Corp. ("ECCC"), a special purpose finance wholly-owned subsidiary of HDA, together with HDA Management Corporation ("HDAMC"), completed the sale of 68,000 units each consisting of $1,000 principal amount of ECCC's 11.75% First Mortgage Notes due 2003 (the "First Mortgage Notes") and a warrant to purchase one share of Class A Common Stock of HDAMC (the "Warrants"). ECCC loaned the proceeds of the sale of the First Mortgage Notes to HDA and HDAMC contributed the proceeds from the sale of the Warrants to HDA in exchange for a 15% interest in HDA. Following the 1995 Distribution of Units by IGC, HDAMC transferred its 15% interest in HDA to the Company in exchange for 1,205,245 Units. As a result, the Warrants became exercisable to purchase a ratable portion of the Units held by HDAMC, net of Units to be sold by HDAMC to fund payment of HDAMC's income taxes associated with the disposition of Units upon exercise of Warrants.

ITEM 2.  PROPERTIES

    El Comandante. HDA is the owner of El Comandante, the only licensed thoroughbred racing facility in Puerto Rico. El Comandante and related assets consist of the following:


(PAGE)
    a. A 257-acre improved parcel of land located approximately 12 miles east of downtown San Juan in Canovanas, Puerto Rico;

    b. A six-level grandstand and clubhouse with seating for over 10,000, including private boxes for the PR Racing Board, Racing
         Administrator, and other officials and horse owners, and a total capacity in excess of 25,000;

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

El Comandante is encumbered by a mortgage securing the First Mortgage Notes.

    V Centenario.   Galapagos leases V Centenario from the Dominican Republic
Government.  V Centenario and related assets consist of the following:

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

    Presidente Remon. EGP operates Presidente Remon under an exclusive contract granted by the Panama Government. Presidente Remon and related assets consist of the following:

    a. A 175-acres improved parcel of land located approximately 5 miles east of downtown Panama in Juan Diaz, Panama;

(PAGE)
    b. Grandstand and clubhouse with seating for over 2,000 and a total capacity in excess of 10,000;

    c. Racing facilities, including a one-mile oval strip with a seven-furlong chute, a ten-furlong chute and a 1,400 meter exercise track and all necessary racing and groundskeeping equipment;

    d. Food concession services and an air conditioned dining room with a total seating capacity of 200;

    e. Barn area and related facilities and equipment, including 1,200 horse stalls;

    f.   Paved parking area which can accommodate 600 vehicles.

ITEM 3.  LEGAL PROCEEDINGS

None


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

                             Cash Distributions    Price Range of Units
                             Total     Per Unit       High       Low

1997 Quarter:
      First                    -              -        $3.375    $1.75
      Second                   -              -         3.00      1.75
      Third                    -              -         2.75      1.75
      Fourth                   -              -         2.25      0.75

1996 Quarter:
      First                    -              -         4.00      3.00
      Second                   -              -         4.125     3.125
      Third                    -              -         3.50      2.50
      Fourth                   -              -         3.00      2.25



      On March 25, 1998, the closing sale price of Units was $1.25 as reported on Nasdaq/NMS.

      As of March 26, 1998, there were 6,333,617 Units outstanding and approximately 279 Unitholders of record.

      The Company intends to distribute quarterly to its Unitholders the maximum possible amount of cash from operations, consistent with the operational needs of the Company, including debt service. The Company's principal source of cash has been distributions related to its interest in HDA. The trust indenture related to the First Mortgage Notes (the "Indenture") limits distributions by HDA to its partners, including the Company, to approximately 48% of HDA's consolidated net income. It allows additional cash distributions, if a certain debt coverage ratio is met.

       Nasdaq has notified the Company that it does not qualify for continued listing under the new maintenance criteria that became effective on February 23, 1998 which requires a minimum of $4 million in net tangible assets and market public float of at least $5 million . The Company submitted on March 27, 1998 a written hearing to support its arguments in favor of an exception. The Units of the Company will continue listed pending final determination of the Nasdaq Listing Review Committee.



(PAGE)
ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

      The Company was organized in 1993 and effective March 8, 1995 it consolidates the accounts of HDA and its subsidiaries in its financial statements. Since the Company's historical results of operations for years 1997, 1996, and 1995 are not readily comparable, Management has presented herein certain data on a proforma basis as if the consolidation of HDA's account into the Company's financial statements and the issuance of 1,205,245 Units to HDAMC had all occurred on January 1, 1995. The historical financial information was derived from the consolidated financial statements of the Company which for the years ended December 31, 1993 through 1997 have been audited by Arthur Andersen LLP, independent public accountants. The proforma financial information is unaudited. This information should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations".





































(PAGE)                                For the years ended December 31,
                                          Historical (1)
Proforma(1)
                               1997     1996    1995   1994    1993     1995
                                  (In thousands, except per Unit amounts)
Income Statement Data:
Revenues:
  Rental income (2)          $13,720  $14,322 $11,429 $  -    $ -      $14,333
  Commissions on wagering      4,619    4,513   2,719    -      -        2,724
  Other revenues:
    Cash distributions         -        -         134    300     -         -
    Net lotto revenues            88    -       -        -       -       -
    Other racing revenues        782      523     368    -       -         374
    Television Stations        -        1,725   1,344    -       -       1,511
    Gain from sale of
      Television Stations      4,669      581     -      -       -        -
    Interest income              420      232      92     55     -         114
                             -------  ------- ------- ------- -------  -------
                              24,298   21,896  16,086    355    -       19,056

Financial expenses             8,735    9,048   7,398    -       -       9,002
Depreciation                   2,323    2,508   1,829    -       -       2,163
Other expenses                 8,529    9,240   7,940  1,762     -       8,600
                             -------  ------- ------- ------- -------  -------
                               4,711    1,100 (1,081) (1,407)   -        (709)
Provision for income taxes       895      400    231      87    -         511
Minority interest (3)            878     (127)  (721)   -       -        (770)
Extraordinary item (4)           459      -      -      -       -         -
                             -------  ------- ------- ------- -------  -------
Net income (loss)            $ 2,479  $   827 $ (591) $(1,494)$  -     $ (450)
                             =======  ======= ======= ======= =======  =======
Net income (loss) per
  Unit (5)                   $  0.39  $   .13 $ (.08)    -       -     $ (.07)


                                                December 31,
                               1997      1996      1995      1994      1993

Balance Sheet Data:

Cash and cash equivalents    $   508    $ 4,268   $   814    $ -       $ -
Race Tracks property and
  equipment (6)               45,056     45,956    47,891      -         -
Receivables from ECOC          3,106      2,780     1,816      -         -
Investment in S&E (7)          -          2,223     4,862      -         -
Total assets                  56,187     60,586    60,823      -        800
First Mortgage Notes and
  accrued interest            63,681     66,737    66,573      -         -
Unsecured partner's loans      -            415       212      131      654
Notes payable                  1,876      1,073     2,457      -         -
Total liabilities             68,280     71,775    72,611      524      800
Partner's deficit            (12,093)   (11,189)  (11,788)    (524)      -
---------------------------------------------------------------------------

(PAGE)
(1) The accounts of HDA and its subsidiaries have been consolidated in the historical statements of income (loss) as of and for the periods after March 8, 1995. The proforma statement of loss was prepared as if the accounts of HDA and its subsidiaries had been included commencing on January 1, 1995.

(2) Represents rent paid by ECOC pursuant to the El Comandante Lease, which was terminated by HDA effective December 31, 1997. Commencing in 1998 a wholly owned subsidiary of HDA is operating El Comandante.

(3) Includes HDA's minority interest in losses of Galapagos and the Company's minority interest in HDA's net income, except that generally accepted accounting principles limited the amount recognized in 1995, as the Company's minority interest in HDA and in 1997, as HDA's minority interest in Galapagos (see Note 1 to the Company's consolidated financial statements).

(4) Represents premium on early redemption of First Mortgage Notes and write-off of related deferred financing costs and note discount.

(5) Net income (loss) allocable to the units is based on approximately 99% interest. The per Unit amount in the historical statements of income (loss) is calculated based on weighted average of Units outstanding since the Distribution on February 6, 1995 amounting to 6,333,617 in 1997 and 1996 and
6,223,381 in 1995.   The per Unit amount in the proforma statement of income
(loss) is calculated as if all the outstanding Units of the Company had been issued as of January 1, 1995 amounting to 6,333,617. Outstanding options and Warrants to purchase Units do not have a material dilutive effect on the calculation of per Unit amounts.

(6) Includes a step-up of $5,650,000, resulting from the issuance of Units by the Company for a 15% interest in HDA on March 8, 1995, net of related accumulated depreciation in 1997, 1996 and 1995 of $583,190, $376,140 and $169,000, respectively.

(7) In 1995 this amount consisted of licenses, property and equipment and other assets of the Television Stations owned by S&E. The accounts of S&E were not consolidated at December 31, 1996.

















(PAGE)
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The table below summarizes the results of operations of the Company and its consolidated subsidiaries for each of the three years in the period ended December 31, 1997. Because the Company did not consolidate the accounts of HDA until March 8, 1995 (see Note 1 to the Company's financial statements) the Company's historical results of operations for 1997 and 1996 are not readily comparable with results of operations for 1995. Accordingly, the unaudited proforma results for 1995 have been presented as if the accounts of HDA had been included in the Company's financial statements since January 1, 1995.

     The Company's results of operations are principally attributed to its indirect interests in two race tracks: El Comandante in Puerto Rico and V Centenario in Dominican Republic. The Company also had an interest in certain Television Stations in Puerto Rico which were sold in transactions closed in August 1996 and January 1997.

                                 For the years ended December 31,
                               1997      1996      1995      1995
                                                           Proforma
Revenues:
  Puerto Rico                $14,137   $14,551   $11,519   $14,446
  Dominican Republic           5,488     5,036     3,087     3,098
  Television Stations          4,669     2,306     1,344     1,511
  Other                            4         3       136         1
                             --------  --------  --------  --------
                              24,298    21,896    16,086    19,056
Expenses:
  Financial                    8,735     9,048     7,398     9,002
  Depreciation                 2,323     2,508     1,829     2,163
  Operations
    Puerto Rico                1,356     1,091       381       472
    Dominican Republic         6,010     6,011     4,357     4,438
    Television Stations        -         1,477     2,399     2,756
  Other                        1,163       661       803       934
                             --------  --------  --------  --------
                               4,711     1,100    (1,081)     (709)
Provision for income taxes       895       400       231       511
Minority interest                878      (127)     (721)     (770)
Extraordinary item               459      -         -         -
                             --------  --------  --------  --------
Net income (loss)            $ 2,479   $   827   $  (591)  $  (450)
                             ========  ========  ========  ========

THE COMPANY'S RESULTS OF OPERATIONS

1997 COMPARED TO 1996

Puerto Rico Operations


(PAGE)
     Overview. El Comandante had significant growth in revenues from 1991 through 1994 which resulted largely from (i) the conversion (commencing in November 1991 and completed in 1993) of over 570 OTB agencies to an on-line computerized wagering system, (ii) the increase in OTB agencies to 636 at December 31, 1994, (ii) the expansion of betting program to offer additional wagers, (iv) the broadcasting of all of its races throughout Puerto Rico via commercial television (until November 1991, ECOC televised only Sunday races) and, (v) the introduction in August 1990 of a jackpot pool ("Pool Pote"), which is paid out only in the event a single bettor wins the regular pick-six pool.

     These actions resulted in substantial increases in wagering from $128 million in 1992 to $288 million in 1994 as betting opportunities became more attractive and more convenient to wagering patrons. However, due to regulatory changes in OTB agents' commissions and other uncontrollable factors, wagering decreased to $274 million in 1995, remained at the same level in 1996 and decreased to $266 million in 1997.

     In February 1996 the number of race days at El Comandante was increased from four to five days a week and, at the same time, the number of races per day was reduced, resulting in an increase to approximately 36 races per week from approximately 32 races per week. The average daily wagering handle decreased, as expected, but the extra day has compensated for the decrease. The extra race day per week provides an extra Pick-6 pool wager each week; this wager is favored by bettors and provides a higher commission to ECOC than other wagers. The mix of wagers usually affects ECOC's percentage of the total wagers it received as commissions.

     Revenues. Decreased in 1997 by $414,000 (2.8%) from 1996. Revenues from the Puerto Rico operations include (i) rental income earned from the lease of El Comandante to ECOC and (ii) interest income from short term investments and a note receivable from ECOC.

     The El Comandante Lease, which was terminated effective December 31, 1997, required payment of rent consisting of 25% of ECOC's commissions on wagering. In 1997, rental income decreased by $601,000 (4.2%), when there was commissions on wagering of $54,882,000 (20.6% average take) on 258 race days, compared to 1996, when there was commissions on wagering of $57,286,000 (20.8% average take) on 256 race days. The decrease is attributable, at least in part, to additional gaming opportunities that are available to the public, particularly slot machines in new casino hotels and up-graded slot machines in existing casino hotels. In August 1997 ECOC implemented two new wagers, a Pick 3 and Trifecta, which helped to slow the decline in wagering. Due to ECOC's default for unpaid rent and for certain other defaults under the El Comandante Lease, HDA terminated the El Comandante Lease. Effective January 1, 1998 El Comandante is operated by ECMC, a wholly owned subsidiary of HDA (see Note 2 to the Company's consolidated financial statements).

     Expenses. Increased in 1997 by $265,000 from 1996. The increase was caused primarily by HDA's assumption, effective January 1997, of the obligation to pay the annual fee of $250,000 for the El Comandante racing license, which was paid by ECOC through 1996.

(PAGE)
Dominican Republic Operations

     The accounting records of Galapagos are maintained in Dominican Republic pesos and converted to U.S. dollars based on the average exchange rate during the reporting period. Consequently, fluctuations in exchange rates have an effect in the results of operations of Galapagos, when reported in U.S. dollars. The average exchange rate for 1997 was 14.44 pesos to one U.S. dollar, compared to 13.75 pesos to one U.S. dollar in 1996.

     Revenues. Increased in 1997 by $452,000 (9%) from 1996. Revenues from the Dominican Republic operations include commissions on wagering of Galapagos of $4,619,000 in 1997, when there were 363 race days and an average of 233 agencies on line, and $4,513,000 in 1996, when there were 361 race days and an average of 198 agencies on line. The $106,000 (2.3%) increase in commissions on wagering was attributable primarily to the introduction in August 1997 of new wagers with local pool bets on simulcasted races from El Comandante and to more agencies on line during 1997.

     The increase in revenues from other sources was attributed to $88,000 in net fees earned under a contract for providing the distribution system of an electronic lottery that commenced in November 1997, and $438,000 of economic assistance in 1997 received from the Dominican Republic Government to improve racing, offset in part by a reduction in restaurant revenues at V Centenario when Galapagos discontinued operating the restaurant in August 1997 and sub-leased it to a third party. The Government provided economic assistance from July 1997 thru January 1998 from taxes it received on wagering on simulcasted races from El Comandante. Management requested an extension beyond January 31, 1998 but no response has been received from the Government. However, a portion of the Government's taxes are being set aside in a restricted account pending the Government's final decision. If the economic assistance is not extended, it could have an adverse effect in Galapagos' financial conditions and its future results of operations.

     Expenses. Expenses from the Dominican Republic operations in 1997 remained at the same level as in 1996. An intensified effort by the management of Galapagos reduced controllable costs in 1997 in a broad range of expense categories. These reductions were offset by (i) increased expenditures for advertising and television, primarily related to the expansion of OTB agencies outside the Santo Domingo metropolitan area where television coverage of the races commenced July 1997 and (ii) reduced funds available for reimbursement of expenses arising from an account funded from a portion of wagers on pool bets. The decrease in these funds resulted from an agreement with horseowners effective July 1997 whereby they are entitled to 25% of these funds as purses, whereas Galapagos previously received the entire amount. Galapagos' share will further be reduced to 65% in July 1998 and to 50% in July 1999.

Television Stations

     The Television Stations were sold in transactions closed in August 1996 (50%) and January 1997 (50%), resulting in gains of $581,000 and $4,669,000, respectively. During 1996 the revenues and expenses of the Television Stations were $1,725,000 and $1,477,000, respectively, while in 1997 there were no operations.
(PAGE)
Financial Expenses

     Financial expenses decreased in 1997 by $313,000 (3.5%) as compared with 1996. Excluding financial expenses in 1996 related to the Television Stations, the decrease was $175,000 and was primarily caused by interest savings attributable to (i) final payments of the Company's loan during 1997 (outstanding balance at December 31, 1996 was $500,000) and (ii) redemption of $3,237,000 of First Mortgage Notes in 1997.

Depreciation

     Depreciation decreased in 1997 by $185,000 (7.3%) as compared with 1996. Excluding depreciation in 1996 related to the Television Stations, the change was not significant.

Other expenses

     Other expenses increased in 1997 by $502,000 as compared with 1996, principally due to $320,000 in non recurring costs incurred by HDA for the cancellation of certain ECOC obligations to Supra aggregating $2,290,000; the cancellation was done in connection with HDA's redemption in August 1997 of
Supra's 17% interest in HDA.   The cancellation relieved HDA of its guarantee
of approximately $1.6 million of the $2,290,000 obligation which would have become due upon termination of the El Comandante Lease. There was also an increase in costs and expenses reimbursed by the Company to EMC, its managing general partner, for services rendered by EMC's executives to the Company. Effective January 1, 1998, the only significant services rendered by EMC to the Company will be services of Directors since employees of EMC were transferred to a new wholly-owned subsidiary of the Company.

Provision for Income Taxes

     The provision for income tax is primarily related to Puerto Rico income taxes on the Company's distributive share of HDA's income from Puerto Rico sources, without taking into account Galapagos losses or expenses of the Company. The deferred income taxes are related to the difference between the tax basis of the Company's investment in HDA and the amount reported in the financial statements. In 1997, approximately $463,000 of the deferred income tax provision is related to the reversal of the tax benefit recorded by the Company in prior years for the accumulated operating losses of the Television Stations, as a result of the sale of S&E in January 1997. See Note 9 to the Company's consolidated financial statements for composition of the provision for income taxes.

Minority Interest

     The minority interest in 1996 was based on 18% of HDA's net income
reduced by 45% of Galapagos' net losses.   For 1997, the bases for
recognition of minority interest changed as follows: (i) following redemption of Supra's 17% interest in HDA in August 1997, minority interest in HDA was based on 1% of HDA's net income and (ii) because accumulated losses of Galapagos allocable to minority stockholders exceeded their
(PAGE)
investment, minority interest in Galapagos' net losses was reduced by $308,971. Commencing in 1998, (i) if and while Galapagos continues generating losses, no minority interest in Galapagos' net losses will be recognized by the Company, and (ii) if Galapagos generates profits, no minority interest in Galapagos' net income will be recognized by the Company, up to $308,971.


Extraordinary Item

     On September 29, 1997 HDA redeemed First Mortgage Notes in the principal amount of $2.5 million at 110% of par. This redemption was made in connection with the approval obtained from the holders of First Mortgage Notes to redeem the 17% interest in HDA owned by Supra. The $250,000 premium and related bond discount and deferred financing costs were written-off in 1997 as an extraordinary item. There were no similar charges in the comparable period of 1996. However, the Company is required to make an offer by December 1, 1998 to redeem $3 million in First Mortgage Notes, at 110% of par. If redeemed, the Company will also recognize an extraordinary item in 1998 for the premium and related write-offs.


1996 (HISTORICAL) COMPARED TO 1995 (PROFORMA)

The following discussion of results of operations for 1996 as compared to 1995 is made based on unaudited proforma balances for 1995 as if the accounts of HDA had been included in the Company's financial statements at December 31, 1995.

Puerto Rico Operations

     Revenues. Increased in 1996 by $105,000 (1%) from 1995, principally due to an increase in interest income on short term investments. Rental income from El Comandante did not change significantly: $14,322,000 in 1996 and $14,333,000 in 1995. Rental income in 1996 was based on 25% of ECOC's commissions of $57,286,000 from El Comandante wagering on 256 racing days, whereas 1995 rental income was based on 25% of ECOC's commissions of $55,731,000 from wagering on 207 racing days, plus fixed rent of $400,000 (eliminated effective January 1, 1996). In February 1996, ECOC commenced racing five days a week by adding Thursday to its previous four-day race week. Although the average daily commissions earned by ECOC declined in the 1996 period, the commissions earned on Thursday race days more than offset the decline in average daily commissions.

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

(PAGE)
     Expenses. Increased in 1996 by $619,000 from 1995. The increase was caused primarily by HDA's assumption, effective January 1996, of the obligation to pay real property taxes on El Comandante, which were paid by ECOC through 1995.


Dominican Republic Operations

     Revenues. Revenues in 1996 increased by $1,938,000 from 1995 due to increased commissions on wagering. Galapagos began simulcasting El Comandante races on February 27, 1995 to several sports betting agencies in the Dominican Republic and commenced live racing operations at V Centenario
in April 1995.     The increase in commissions is attributable to (i) full
year of racing in 1996 versus partial year in 1995 and (ii) growth in the number OTB agencies -- 53 agencies when V Centenario opened in April 1995, 163 at December 31, 1995 and 230 at December 31, 1996.

     Galapagos also had revenues of $523,000 in 1996 and $373,000 in 1995 from Jockey Club and restaurant operations and other miscellaneous sources.

     Expenses. Increased in 1996 by $1,573,000 from 1995. Costs incurred in connection with the Dominican Republic operations prior to the opening of V Centenario in April 1995, where deferred as start up costs, whereas under full operation during 1996 all operating costs were expensed. Certain costs, such as horseowners' 50% share of commissions, ECOC's management fee and fees paid to Autotote for providing the wagering system, are directly related to the amount of wagering or to commissions earned by Galapagos and, accordingly, accounted for a portion of the increase. The other increases in 1996 costs are largely attributable to the additional months that V Centenario operated in 1996, offset in part by credits of $545,000 for funds released for Galapagos' marketing costs from a restricted account upon authorization of the Government.

Television Stations

     Overview. On August 30, 1996, HDA closed the sale of a 50% interest in Television Stations to Paxson, and consequently, the accounts of S&E were included in the Company's consolidated financial statements only through
August 1996.   The sales price was $4 million, and a gain of $581,000 was recorded in 1996 for this sale. The costs of this sale included approximately $1.5 million for employee severance payments, costs to cancel certain contracts, write-off of deferred costs not recoverable under the revised broadcasting and programming format, legal, accounting and investment bankers' fees, and fees to holders of First Mortgage Notes for consenting to the transaction. Commencing September 1996 Paxson assumed responsibility for managing the Television Stations.

     Revenues. S&E commenced television broadcasting in January 1995 on a test basis until June 26, 1995, and therefore, did not have a full year of operations in 1995. Also pursuant to the terms of a brokerage agreement effective February 1996, Paxson provided S&E programming, including infomercials, and changed the programming format. For the period from September to December 1996 the revenues only included the Company's 50% share
(PAGE)
of S&E's net income. Consequently, the revenues between years are not readily comparable.

     Expenses.   Decreased in 1996 by $1,279,000 from 1995. Operating costs incurred during the 1995 test period were deferred as start-up costs while operating costs in the period from January to August, 1996 were expensed. The 1996 costs include fees of $272,000 to Paxson pursuant to the time brokerage agreement for the seven months from February through August 1996. Costs between periods are not readily comparable because (i) certain costs were deferred during the 1995 test period, (ii) the change in the broadcasting and programming format which commenced February 1996 resulted in significant reductions in production and programming costs in 1996 and (iii) fees to Paxson of $272,000 in 1996.

Financial Expenses

     Financial expenses in 1996 increased by $46,000 from 1995. The increase was primarily caused by interest in 1996 on a debt to the Dominican Republic Government and on advances to the Company by its general partner, net of a $86,000 reversal of interest on loans to minority stockholders.

     Galapagos pays taxes to the Government of the Dominican Republic based on a percentage of wagering. The Government agreed to a deferred payment plan for taxes of approximately $519,000 and interest of $91,000 was accrued in 1996 on this deferred liability. The balance of the indebtedness was $473,000 at December 31, 1996.

Depreciation

     Depreciation increased in 1996 by $345,000 from 1995.   The increase is
primarily caused by capital additions to El Comandante during the year. Property and equipment of V Centenario was not depreciated until the commencement of its live racing operations on April 29, 1995, while there was a full year of depreciation in 1996. Depreciation of $207,000 in 1996 and $169,000 in 1995 was related to a step-up of $5,650,000 in El Comandante assets. The step-up is the value assigned HDAMC's interest in HDA which was transferred to the Company in March 1995 in exchange for Units of the Company.

Other Expenses

       Other expenses decreased in 1996 by $273,000 from 1995. The decrease results from 1995 costs of (i) $134,000 in 1995, related to the application by VJC, a subsidiary of the Company (currently inactive), for a license to operate a race track in Virginia and VJC's appeal of the grant of the license to another applicant and (ii) $131,000 for legal, accounting and other costs incurred in connection with the distribution in February 1995 by IGC to its unitholders of a 99% interest in the Company. No similar costs were incurred in 1996.

     There were also reductions in 1996 in IGC and EMC support services of $82,000 and costs of $37,000 related to investigating new business opportunities, and increases in 1996 in legal, accounting and consulting fees
(PAGE)
of $86,000 and Directors' fees and expenses of $30,000.

Provision for Income Taxes

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

1996 COMPARED TO 1995 (HISTORICAL)

     The Company did not consolidate the accounts of HDA until March 8, 1995. Accordingly, the Company's historical results of operations for 1996 and 1995 are not readily comparable and the discussion below is limited to a comparison of revenues and expenses of the Company and VJC for these years.

     Other Revenues. The Company received a cash distribution of $134,000 from HDA in February 1995 and insignificant amounts of interest income in both years. Because the Company had a zero investment in HDA when the cash distribution of $134,000 was received in February 1995 and since the distribution was received prior to the consolidation of HDA's accounts as of March 8, 1995, the distribution represented revenue to the Company that was not eliminated in the consolidated financial statements.

     Other Expenses. The changes in expenses were primarily reductions in 1996 in IGC and EMC support services of $82,000 and costs of $37,000 related to investigating new business opportunities, and increases in 1996 in legal, accounting and consulting fees and Directors' fees and expenses. In 1995 there were also costs of $134,000 related to VJC's application for licenses to own and operate Virginia's first thoroughbred racing and pari-mutuel wagering facility and to VJC's appeal of the grant of the license to another applicant. No similar costs were incurred in 1996.

     Financial Expenses. Related to interest and amortization of financing costs on a bank loan and interest on loans from IGC.

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







(PAGE)

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of cash during the year was distributions from HDA, which are eliminated in the Company's consolidated financial
statements.   Pursuant to the Indenture for the issuance of its First Mortgage
Notes, HDA's ability to make distributions to its partners is restricted to approximately 48% of HDA's consolidated book income. In connection with the redemption in August 1997 of a 17% interest owned by a minority partner (a transaction that required the approval of holders of First Mortgage Notes), HDA agreed to reduce its distributions by 17%. Because cash held by HDA and its subsidiaries is not readily available to the Company, capital resources and liquidity of the Company and HDA are discussed separately.

     Liquidity and Capital Resources of the Company.   Cash of the Company at
December 31, 1997 was approximately at the same level as December 31, 1996.

     The Company's sources of cash for 1997 were $2,480,000 in cash distributions from HDA and $320,000 in commissions related to the sale of the Television Stations. These sources were sufficient to cover the operating activities of the Company and its financial obligations with respect to a bank loan and advances received in prior years from a general partner. At December 31, 1997, the Company had paid all of its loans.

     Effective January 1, 1998, EMC transferred to the Company (i) its agreements to provide certain management services to HDA and each of its subsidiaries and (ii) the executives rendering these services. Management estimates 1998 cash requirements in approximately $1.9 million and cash receipts of approximately $2.3 million from the following sources (arising from transactions that will be eliminated in the Company's consolidated financial statements): (i) cash distributions from HDA, estimated at $500,000 (see "Liquidity and Capital Resources of HDA") (ii) estimated fees of $1.4 million earned by the Company under these management agreements and (iii) collection of approximately $400,000 of its receivables from subsidiaries. The Company's liquidity greatly depends on the ability of its subsidiaries to pay the 1998 fees for services and their 1997 payables to the Company and HDA's ability to
make cash distributions to the Company.   Because Galapagos has generated
losses
in prior years and EGP is a start-up operation, there is no assurance that the entire amount of these fees will be collected.

     Liquidity and Capital Resources of HDA. Cash and cash equivalents of HDA, excluding its consolidated subsidiaries, decreased by $3,674,000 during 1997 to $363,000 at December 31, 1997. HDA's 1997 uses of cash for financing and investing activities were (i) redemption of $3,487,000 in First Mortgage Notes,
(ii) redemption of a minority 17% interest in HDA for $4 million, (iii) cash distributions to partners of $3,024,000, (iv) capital improvements to El Comandante of $619,000, (v) investment in Galapagos of $1,491,500, and (vi) investment in EGP of $2,875,000 (of which $2.2 million was paid to the Panama Government for the right to operate Presidente Remon). The $7 million proceeds of sale in January 1997 of a 50% interest in the Television Stations and proceeds of a $1 million loan in December 1997, together with HDA's beginning
(PAGE)
cash balance and cash flows from operations (primarily from its rental activities related to El Comandante) were sufficient to cover HDA's 1997 capital requirements and financial obligations. The $1 million loan from a financial institution is payable in four quarterly installments of $250,000, commencing April 1, 1998.

     Due to an ECOC default for unpaid rent and certain other reasons permitted under the El Comandante Lease, HDA terminated the El Comandante Lease on
December 31, 1997.   On January 1, 1998, ECOC transferred to ECMC, a wholly
owned subsidiary of HDA, all assets employed in the racing business and the Operating License, and ECMC assumed all agreements of ECOC and its liabilities, including certain capital leases. At December 31, 1997 ECOC's liabilities exceeded assets by $3 million including certain payables to HDA amounting to $3.1 million.

     The termination of the El Comandante Lease and the assignment of the Operating License to ECMC are subject to the approval of the PR Racing Board. The Racing Board has not given final approval but has permitted ECMC to operate El Comandante until the review process is concluded. Management expects that approval of these transactions to be subject to making the Company and HDA (i) primarily responsible to ensure that ECMC complies with all terms and provisions of the Operating License and applicable regulations and orders of the Racing Board, and (ii) jointly liable with ECMC with respect to all financial commitments with horseowners.

     As a result of the termination of the El Comandante Lease, commencing in 1998 HDA's principal source of revenues will be commissions on wagering on El Comandante's races and on simulcasted races, principally to the Dominican
Republic and Panama.   Management has projected commissions on wagering for
1998
at the same level as in 1997, approximately $55 million.   During 1997 wagering
in Puerto Rico on El Comandante races declined, in part due to additional gaming opportunities, particularly additional and up-graded slot machines. However, Management expects to partially offset this negative effect by expanding simulcasting of El Comandante races in the Caribbean and Central America countries and installing local telephone betting in the Dominican Republic, Panama and, subject to the approval of the PR Racing Board, in Puerto Rico.

     Capital requirements and financial obligations of HDA in 1998 and anticipated cash distributions to partners are expected to be covered by cash flows from operations and net cash flows from its investment in EGP (see discussion below). HDA has budgeted $1.4 million in capital improvements to El Comandante. The 1998 financial requirements of HDA and ECMC consist of (i) principal payments on capital leases, (ii) principal payments on the December 1997 loan of $1 million discussed above and (iii) $3.3 million for redemption of First Mortgage Notes. HDA is required to make an offer not later than December 1, 1998 to redeem First Mortgage Notes in the principal amount of $3 million at 110% of par or it will have to pay a penalty of $971,000, equal to 1.5% of the principal amount of outstanding First Mortgage Notes. HDA's ability to redeem the $3.3 million of First Mortgage Notes and make
(PAGE)
distributions to partners will partly depend on recovering from EGP $1,375,000 of the funds invested in Panama in 1997 and any additional funds invested in 1998. The recovery requires the closing of an underwriting of EGP's equity and debt securities.

     In January 1998, EGP received a $1.5 million bridge loan from an investment banker in Panama and an underwriting proposal to raise, in a private placement of registered securities, approximately $1.5 million from the sale of 49% of EGP's capital stock and $3.5 million of EGP's unsecured debt. The unsecured debt is proposed to contain the following terms: (i) 11% interest rate, (ii) interest payments during the first two years, monthly payments of principal and interest for next four years, and a balloon principal payment at maturity in six years and (iii) requirement for HDA to maintain a capital investment in EGP of $1.5 million, the maximum amount permitted under HDA's Indenture once EGP ceases to be a wholly owned subsidiary of HDA. Upon closing of the underwriting, the bridge loan and accrued interest will be repaid, HDA will recover all funds invested in EGP in excess of the $1.5 million permitted amount, and the balance of the proceeds after offering costs will be available for EGP's capital improvements to Presidente Remon, acquisition of equipment and working capital. Under the contract for the operation of Presidente Remon, EGP is required to invest $4 million during the first four years in capital improvements and acquisition of wagering and race track equipment.

     Management expects the EGP underwriting to close in June 1998 but there can be no assurance that this deadline will be met. If the Offering is not closed before June 15, 1998 and as a consequence HDA does not recover $1,375,000 of its investment at December 31, 1997 and any additional funds invested in 1998 by that date, HDA may temporarily need another source of funds to make the $3.8 million interest payment on its First Mortgage Notes due on June 15, 1998.

     In addition to capital leases assumed from ECOC, HDA's long-term cash commitments are charitable contributions of $550,000 and repayment commencing in 2000 of First Mortgage Notes.

     In connection with the termination of the El Comandante Lease, ECMC assumed commitments to make contributions of $550,000 to certain charitable and educational institutions as follows: $100,000 in 1998, $100,000 in 1999, $150,000 in 2000 and $200,000 in 2001. Management expects to satisfy these obligations.

     HDA's First Mortgage Notes bear interest at 11.75%, payable semiannually on June 15 and December 15, and are secured by El Comandante assets. The First Mortgage Notes are redeemable, at the option of HDA, at redemption prices decreasing from 104.125% to 101.5% of par, depending upon the redemption date (see Note 6 to the Company's consolidated financial statements). The stated maturity dates are as follows: $3,563,000 in 2000 (decreased by any amount of First Mortgage Notes redeemed in 1998), $10,200,000 in 2001, $10,200,000 in
2002 and $40,800,000 in 2003 at maturity. Management expects to refinance this obligation in 2001.

     Year 2000 Computer Issue. Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year.
(PAGE)
As a result, such systems will recognize the year 2000 as "00". This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. The Company and its subsidiaries utilize software and related computer technologies essential to its operations that will be affected by the year 2000 issue. The Company is studying what actions will be necessary to make its computer systems Year 2000 compliant.
The expense associated with these actions cannot presently be determined, but could be significant.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA










































(PAGE)
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the partners of
Equus Gaming Company L.P.:

We have audited the accompanying consolidated balance sheets of Equus Gaming Company L.P. (a Virginia limited partnership) (the Company) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income (loss), changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1997 and 1996 balance sheets of Galapagos S.A. which reflect total assets of 4% each year nor the statement of net income (loss) for the years ended December 31, 1997, 1996 and 1995 which reflect total revenues of 23%, 23% and 19%, respectively, of the consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this entity, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Equus Gaming Company L.P. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Arthur Andersen LLP
March 31, 1998
San Juan, Puerto Rico









(PAGE)                    EQUUS GAMING COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                       FOR THE YEARS ENDED DECEMBER 31,

                                          1997          1996         1995
                                       -----------  -----------   -----------
REVENUES:
  Rental income from El Comandante
    Race Track                         $13,720,424  $14,321,401   $11,428,711
  Cash distribution from Housing
    Development Associates S.E.("HDA")       -            -           134,000
  Dominican Republic operations-
    Commissions on wagering from racing  4,618,720    4,513,252     2,718,646
    Net revenues on lotto sales             87,659        -             -
    Other revenues                         781,641      523,348       368,186
  Television Stations                        -        1,724,991     1,344,338
  Gain from sale of
      Television Stations                4,669,400      581,120         -
  Interest income                          419,823      232,048        91,775
                                       -----------  -----------   -----------
                                        24,297,667   21,896,160    16,085,656
                                       -----------  -----------   -----------
EXPENSES:
  Financial                              8,734,827    9,048,141     7,397,759
  Depreciation                           2,322,732    2,508,116     1,828,841
  General and administrative             2,233,488    1,807,104     1,114,807
  Operating costs of Dominican
      Republic racing                    5,976,140    5,971,818     4,341,046
  Operating costs of Television Stations     -        1,461,312     2,350,412
  Other costs                              319,550        -           133,713
                                       -----------  -----------   -----------
                                        19,586,737   20,796,491    17,166,578
                                       -----------  -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES,
  MINORITY INTEREST AND EXTRAORDINARY
  ITEM                                   4,710,930    1,099,669   (1,080,922)

PROVISION FOR INCOME TAXES:
  Current                                    1,582      263,163       222,164
  Deferred                                 893,403      136,860         8,991
                                       -----------  -----------   -----------
INCOME (LOSS) BEFORE MINORITY
  INTEREST AND EXTRAORDINARY ITEM        3,815,945      699,646   (1,312,077)

MINORITY INTEREST IN INCOME (LOSS)         878,033     (127,577)    (720,792)
                                       -----------  -----------   -----------
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                     2,937,912      827,223     (591,285)

EXTRAORDINARY ITEM - Premium on early
  redemption of First Mortgage Notes
  and write-off of related deferred
  financing costs and note discount        459,173        -           -
                                       ------------ -----------   -----------
NET INCOME (LOSS)                      $ 2,478,739  $   827,223   $ (591,285)
                                       ===========  ===========   ===========

                                  (continues)


(PAGE)                     EQUUS GAMING COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                       FOR THE YEARS ENDED DECEMBER 31,

                                  (continued)


                                          1997          1996         1995
                                       -----------  -----------   ----------

ALLOCATION OF NET INCOME (LOSS):
  General Partners                     $    24,787  $     8,272   $  (77,247)
  Limited Partners                       2,453,952      818,951     (514,038)
                                       -----------  -----------   -----------
                                       $ 2,478,739  $   827,223   $ (591,285)
                                       ===========  ===========   ===========
BASIC AND DILUTED PER UNIT AMOUNTS:
   Net income (loss) before
      extraordinary item               $      0.46  $      0.13   $    (0.08)

   Extraordinary item                        (0.07)         -             -
                                       -----------  -----------   -----------
   Net income (loss) per unit          $      0.39  $      0.13   $    (0.08)
                                       ===========  ===========   ===========

WEIGHTED AVERAGE UNITS OUTSTANDING       6,333,617    6,333,617    6,223,381
                                       ===========  ===========   ===========




























                  The accompanying notes are an integral part
                       of these consolidated statements.



(PAGE)                    EQUUS GAMING COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS



                                    ASSETS

                                                         December 31,
                                                 ---------------------------
                                                    1997           1996
                                                 -----------    ------------

CASH AND CASH EQUIVALENTS                        $   507,656    $ 4,268,029
                                                 -----------    ------------
ASSETS RELATED TO RACE TRACKS:
  Property and equipment-
     Land                                          7,128,858      7,128,858
     Buildings and improvements                   48,855,905     48,138,946
     Equipment                                     3,346,834      2,669,639
                                                 -----------    ------------
                                                  59,331,597     57,937,443
     Less accumulated depreciation               (14,275,812)   (11,981,552)
                                                 -----------    ------------
                                                  45,055,785     45,955,891
  Receivables from El Comandante
     Operating Company, Inc. ("ECOC")              3,106,497      2,780,416
  Deferred costs-
     Financing                                     3,565,586      4,055,866
     Costs of Panama contract                      2,356,292         -
     Organizational and other                        393,704        370,120
  Other                                            1,201,839        932,566
                                                 -----------    ------------
                                                  55,679,703     54,094,859
                                                 -----------    ------------

ASSETS RELATED TO TELEVISION STATIONS:
  Investment in S & E Network Inc. ("S&E")             -          1,825,243
  Other                                                -            398,199
                                                 -----------    ------------
                                                       -          2,223,442
                                                 -----------    ------------
                                                 $56,187,359    $60,586,330
                                                 ===========    ============












                                  (continues)




(PAGE)                     EQUUS GAMING COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS

                                  (continued)

                       LIABILITIES AND PARTNERS' DEFICIT

                                                         December 31,
                                                 ---------------------------
                                                     1997           1996
                                                 -----------    ------------
LIABILITIES RELATED TO RACE TRACKS:
  First Mortgage Notes-
     Principal, net of note discount of
       $1,398,887 and $1,596,261, respectively   $63,364,113    $66,403,739
     Accrued interest                                317,069        332,918
  Minority interest in Galapagos                       -            111,427
  Notes payable                                      615,697        572,550
  Accounts payable and accrued liabilities         1,355,592      2,162,519
  Accrued income taxes                             1,069,902        437,692
                                                 -----------    ------------
                                                  66,722,373     70,020,845
                                                 -----------    ------------

OTHER LIABILITIES:
  Unsecured partner's loans                            -           415,883
  Notes payable                                    1,260,000       500,000
  Accounts payable and accrued liabilities           215,531       287,976
  Minority interest in HDA                            82,631       550,605
                                                 -----------    ------------
                                                   1,558,162     1,754,464
                                                 -----------    ------------

PARTNERS' DEFICIT:
  General Partners                                  (728,644)      (752,867)
  Limited Partners - 6,383,617 units
     authorized; 6,333,617 units issued
     and outstanding in 1997 and 1996            (11,364,532)   (10,436,112)
                                                 -----------    ------------
                                                 (12,093,176)   (11,188,979)
                                                 -----------    ------------
                                                 $56,187,359    $60,586,330
                                                 ===========    ============














                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

(PAGE)                     EQUUS GAMING COMPANY L.P.
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                  FOR EACH OF THE THREE YEARS IN THE PERIOD
                            ENDED DECEMBER 31, 1997



                                       General      Limited
                                       Partners     Partners         Total
                                      -----------  ------------  ------------

BALANCES, December 31, 1994           $  (524,217)   $     -      $   (524,217)

  Net loss for the year                   (77,247)      (514,038)     (591,285)

  Issuance of partnership's units             -        5,650,000    5,650,000

  Effect of consolidation of HDA         (158,406)   (15,682,238)  (15,840,644)

  Currency translation adjustments           (933)       (92,388)      (93,321)

  Cash distributions to minority
    partners of HDA                          -          (388,345)     (388,345)
                                      -----------  -------------  ------------
BALANCES, December 31, 1995              (760,803)   (11,027,009)  (11,787,812)

  Net income for the year                   8,272        818,951      827,223

  Currency translation adjustments           (336)       (33,294)      (33,630)

  Cash distributions to minority
    partners of HDA                         -           (194,760)     (194,760)
                                      -----------   ------------  ------------
     BALANCES, December 31, 1996         (752,867)   (10,436,112)  (11,188,979)

   Net income for the year                 24,787      2,453,952    2,478,739

   Currency translation adjustments          (564)       (55,883)      (56,447)

   Cash distributions to minority
     partners of HDA                        -           (544,139)     (544,139)

   Redemption of 17% minority
     interest in HDA                        -         (2,782,350)   (2,782,350)
                                      -----------   ------------  ------------
BALANCES, December 31, 1997           $  (728,644)  $(11,364,532) $(12,093,176)
                                      ===========   ============  ============








                  The accompanying notes are an integral part
                        of this consolidated statement.



(PAGE)                     EQUUS GAMING COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31,

                                           1997         1996         1995
                                        -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     $ 2,478,739  $   827,223  $(591,285)
                                        -----------  -----------  -----------
  Adjustments to reconcile net income
    (loss) to net cash (used in)
    provided by operating activities-
      Extraordinary item                    459,173        -            -
      Gain from sale of Television
        Stations                         (4,669,400)    (581,120)       -
      Equity in earnings                      -          (55,533)       -
      Depreciation                        2,322,732    2,508,116    1,828,841
      Amortization                          762,423      853,035      798,773
      Deferred income tax provision         893,403      136,860        8,991
      Currency translation adjustments      (56,447)     (33,630)     (93,321)
      Forgiveness of interest                 -         (173,754)       -
      (Increase) decrease in assets-
        Rent receivable from ECOC          (654,307)  (1,188,067)    (796,146)
        Deferred costs                   (2,356,292)     (97,598)     (36,971)
        Other                               263,128     (435,306)    (756,985)
      Increase (decrease) in liabilities-
        Accrued interest                     (2,805)      66,703   (1,359,409)
        Accounts payable and accrued
          liabilities                      (984,030)   1,040,160      (60,293)
        Accrued income taxes               (261,192)      68,852      134,315
      Minority interest                     878,033     (127,577)    (720,792)
                                        -----------  -----------  -----------
        Total adjustments                (3,405,581)   1,981,141   (1,052,997)
                                        -----------  -----------  -----------
        Net cash (used in) provided by
          operating activities             (926,842)   2,808,364   (1,644,282)
                                        -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   (1,422,626)    (554,214) (1,790,109)
  Loan to ECOC                                -            -      (1,000,000)
  Collections of note from ECOC             326,661      207,594        -
  Effect of the consolidation of S&E          -         (129,948)       -
  Sales of Television Stations -
     Proceeds                             7,000,000    4,000,000        -
     Costs                                 (505,357)    (418,950)       -
  Effect of consolidation of HDA
     cash accounts                            -            -        3,429,221
                                        -----------  -----------  -----------
        Net cash provided by investing
          activities                      5,398,678    3,104,482      639,112
                                        -----------  -----------  -----------







                                  (continues)

(PAGE)                     EQUUS GAMING COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31,

                                  (continued)

                                           1997         1996         1995
                                        -----------  ------------ -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of First Mortgage Notes     (3,237,000)      -            -
  Premium on redemption of First
     Mortgage Notes                        (250,000)      -            -
  Loans and contributions from minority
     stockholders                            32,758        -        1,057,750
  (Payments to) loans from general
      partner, net                         (415,883)     204,254       80,762
  Loans from financial institutions       1,258,079      448,418    2,799,525
  Issuance of notes payable to Supra        260,000        -           -
  Payments on notes payable                (714,213)  (2,417,517)    (747,191)
  Increase in deferred costs               (307,527)    (499,504)    (983,039)
  Redemption of 17% minority interest
     in HDA                              (4,314,284)       -           -
  Cash distributions to minority
     partners of HDA                       (544,139)    (194,760)    (388,345)
                                        -----------  -----------  -----------
        Net cash (used in) provided by
          financing activities           (8,232,209)   (2,459,109)  1,819,462
                                        -----------  -----------  -----------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                       (3,760,373)    3,453,737     814,292

CASH AND CASH EQUIVALENTS,
  beginning of year                       4,268,029      814,292        -
                                        -----------  -----------  -----------
CASH AND CASH EQUIVALENTS,
  end of year                           $   507,656  $ 4,268,029  $   814,292
                                        ===========  ===========  ===========

SUPPLEMENTAL INFORMATION:
  Interest paid                         $ 7,992,439  $ 8,269,562  $ 8,165,847
  Income taxes paid                         262,500      194,310       94,844

NONCASH TRANSACTIONS:
  Effect of consolidation of HDA's
     non cash accounts                        -           -       (19,269,865)
  Step-up in value of assets related to
     race tracks                              -           -         5,650,000
  Units appreciation rights                 106,534       -             -


                  The accompanying notes are an integral part
                       of these consolidated statements.







(PAGE)                   EQUUS GAMING COMPANY L.P.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

     Equus Gaming Company L.P. (the "Company"), a Virginia limited partnership, is engaged in thoroughbred racing, wagering and other gaming businesses through its 99% indirectly owned subsidiary, Housing Development Associates S.E. ("HDA"). HDA owns El Comandante Race Track ("El Comandante"), the only licensed thoroughbred racing facility in Puerto Rico, located in 257 acres of land. El Comandante was leased to El Comandante Operating Company, Inc., a Puerto Rico non-stock corporation ("ECOC") until December 31, 1997 (see Note 2). HDA also has interests of: (i) 55% in Galapagos, S.A. ("Galapagos"),a company that operates since April 1995 the V Centenario Race Track in the Dominican Republic ("V Centenario"), (ii) 100% in Equus Gaming de Panama, S.A. ("EGP"), a company that operates since January 1, 1998 the Presidente Remon Race Track in the Republic of Panama ("Presidente Remon"), and (iii) 100% in El Comandante Management Company, LLC ("ECMC"), the company that operates El Comandante since January 1, 1998, following termination by HDA of its lease agreement with ECOC. HDA was also the owner of S & E Network Inc. ("S&E"), which owned and operated three UHF television stations in Puerto Rico (the "Television Stations"), until sold to Paxson Communications of San Juan, Inc. ("Paxson") in transactions closed in August 1996 (50% interest) and January 1997 (50% interest). In 1997 the Company formed Equus Entertainment Corporation ("EEC"), as a wholly-owned Puerto Rico corporate subsidiary, for the purpose of replacing the Company once certain approvals are obtained.

     Consolidation and Presentation

     The Company consolidates in its financial statements the accounts of entities in which it has a controlling interest in excess of 50%. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after eliminating all significant inter-company transactions. All of the entities included in the consolidated financial statements are hereinafter referred to collectively, when practicable, as the "Company". The accounts of HDA and its subsidiaries have been consolidated since March 8, 1995 and the accounts of S&E have been excluded from the consolidation since September 1, 1996 due to the reductions in ownership interests.

     Prior to March 8, 1995 the Company had an interest in HDA in excess of 50%. However, generally accepted accounting principles ("GAAP") did not permit the Company to consolidate the accounts of HDA in its financial statements because HDA Management Corporation ("HDAMC"), a partner in HDA (see Note 6), had the right to approve any sale or disposition of HDA's assets in excess of $500,000 and the incurrence of any debt in excess of $1 million. On March 8, 1995, HDA's partnership agreement was amended to eliminate these approval rights of HDAMC, and effective such date the accounts of HDA have been consolidated with the Company's accounts. The Company recognized in 1995 revenues of $134,000 from cash distributions that were received from HDA prior to consolidation of HDA's accounts in the Company's financial statements.

(PAGE)
     During the years ended December 31, 1997, 1996 and 1995 the Company recorded minority interest in the income and (losses) of consolidated subsidiaries, as follows:

                                 For the Year Ended December 31,
                              --------------------------------------------
Subsidiary                       1997            1996             1995
-----------------             ------------    ------------    -------------
     HDA                      $1,063,960      $  487,046      $    63,559
     Galapagos                  (185,927)       (614,623)        (784,351)
                              ------------    ------------    -------------
                              $  878,033      $ (127,577)     $  (720,792)
                              ============    ============    =============

     Minority interest in HDA represents the minority partners' share in HDA's net income based on approximately 1% since August 20, 1997, when HDA redeemed a 17% interest owned by Supra & Company S.E. ("Supra") (see Note
10), and 18% from January 1, 1996 until the date of redemption. For 1995 the recorded minority interest represents an 18% interest in HDA's net income in excess of the December 31, 1994 accumulated deficit of $818,750. Because HDA is a limited liability partnership and the partners do not have any legal obligation to fund any portion of such deficit, GAAP did not permit the Company to record the minority partners' share of HDA's net income until the accumulated deficit of HDA was eliminated by earnings. Minority interest in Galapagos represents the minority stockholders' 45% share in Galapagos net losses. In 1997 the Company recognized $308,971 of losses attributable to the minority interest because they have no legal obligation to fund such losses in excess of their investment.

     Outstanding Units, Warrants and Options

     On February 6, 1995, Interstate General Company L.P. ("IGC"), a publicly traded limited partnership, distributed to its unitholders 5,128,372 Class A Units ("Units") representing in the aggregate beneficial assignment of a 99% Class A limited partnership interest in the Company (the "Distribution"). On March 8, 1995 an additional 1,205,245 Units were issued by the Company to HDAMC. The Units are listed for trading on the Nasdaq National Market System ("Nasdaq") under the symbol "EQUUS".

     In connection with the Distribution and pursuant to the Control Transfer Agreement (see Note 10) the Company agreed to make available to IGC for no consideration 50,000 Units of the Company for Oppenheimer & Co., Inc. upon the exercise of certain warrants. IGC was a general partner of the Company until December 31, 1997.

     Net income (loss) per Unit is calculated based on the weighted average of Units outstanding since the Distribution on February 6, 1995. Outstanding options and warrants to purchase Units do not have a material dilutive effect on the calculation of earnings per Unit.

     Pervasiveness of Estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and
(PAGE)
liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     New Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. The statement establishes standards for reporting of comprehensive income and its components. The Company plans to adopt SFAS No. 130 in 1998 and the impact on the Company's financial statements is not expected to be significant.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt SFAS No. 131 in 1998.

     Rental Income from El Comandante Race Track

     Rental income represents rent earned under the El Comandante Lease, recognized when wagering commissions are earned by ECOC. In 1995 a portion of rental income, the fixed rent, was recognized in equal monthly installments.

     Revenues from Dominican Republic Operations

     Commissions on wagering represent income earned by Galapagos on bets placed on El Comandante's races simulcasted into the Dominican Republic and on live races held at V Centenario Race Track principally through wagering facilities located at independently owned off track betting ("OTB") agencies throughout the Republic. Revenues on lotto sales are fees earned under a contract for the distribution system of an electronic lottery, net of fees paid to the company providing the equipment, software and related services for the distribution system. In 1997, other revenues include $438,169 arising from Government tax receipts on El Comandante's simulcasted races, a portion of which have been released to Galapagos as reimbursement of certain costs (see Note 3).

     Revenues from Television Stations

     Revenues from Television Stations were primarily: (i) from contracts for the production and broadcasting of television programs, recognized when the programs had been completed and delivered and (ii) advertising income from sale of air time, recognized at the time of broadcast. In 1996 it also included HDA's $55,533 share of S&E's net income from August 31, 1996 to December 31, 1996, recognized under the equity method of accounting for investments.

     Cash Equivalents

     The Company considers as cash equivalents certificates of deposit with an issuance to maturity term of three months or less. Management intends to hold these certificates until maturity.

(PAGE)
     Property and Equipment and Depreciation

     Land, buildings and improvements, and equipment are stated at cost plus a step-up of $5,650,000 of El Comandante assets on March 8, 1995 resulting from the issuance of Units of the Company to HDAMC for a 15% profits interest in HDA. Depreciation is calculated using the straight-line method over the estimated useful lives of the property: five to ten years for equipment, 35 years for buildings, and 10 to 15 years for land improvements. For the property related to El Comandante and the Television Stations, the composite depreciation method was used, where any gain or loss of property retired or sold is charged against accumulated depreciation, unless the amount involved is material. Costs paid by S&E for the licenses to operate the Television Stations were amortized, until sold, using the straight-line method over a period of 20 years.

     Deferred Costs

     Deferred financing costs are being amortized since December 15, 1993 over the 10 year life of the first mortgage notes using the interest method. Costs of Panama contract (see Note 4) will be amortized commencing January 1, 1998 over the 20-year period of the Panama license, using the straight line method. Organizational and other costs are being amortized using the straight-line method over the period of estimated benefit, ranging from 5 to 15 years.

     Upon the closing of the sale to Paxson on August 30, 1996, S&E wrote-off approximately $1 million of deferred costs and broadcast contract rights which did not have any future benefit to S&E under Paxson's management of the Television Stations. The write-off has been included in the accompanying consolidated financial statements as a reduction of the gain from the sale of Television Stations.

     Currencies

     The Company consolidates its accounts with Galapagos whose functional currency is the Dominican Republic peso ("RD$"), although United States dollars ("US$") are also a recording currency. US$ are exchanged into RD$ and vice versa through commercial banks and/or the Central Bank of the Dominican Republic. Galapagos remeasures its monetary assets and liabilities recorded in US$ into RD$ using the exchange rate in effect at the balance sheet date (the "current rate") and all other assets and liabilities and capital accounts, at the historical rates. Galapagos then translates its financial statements from RD$ into US$ using the current rate, for all assets and liabilities, and the average exchange rate prevailing during the year for the revenues and expenses.

     For the years ended December 31, 1997, 1996 and 1995, net exchange gains and (losses) resulting from remeasurement of accounts, together with gains and (losses) from foreign currency transactions, amounted to $(36,000) and $(82,000) (included in operating costs) and $37,000 (included in other revenues). Accumulated net losses from changes in exchange rates due to the translation of assets and liabilities of Galapagos are included in partners' deficit and at December 31, 1997 and 1996 amounted to $183,400, including $52,200 from unsettled intercompany transactions, and $126,950, respectively. The exchange rates as of December 31, 1997 and 1996 were US$1.00 to RD$14.50
(PAGE)
and US$1.00 to RD$13.97, respectively, and the average exchange rates prevailing during the years ended December 31, 1997, 1996, and 1995, were US$1.00 to RD$14.44, US$1.00 to RD$13.75, and US$1.00 to RD$13.00,
respectively.

     The Company also consolidates its accounts with EGP whose functional currencies are the Panama colones and the US$. Because these currencies are of equivalent value, there is no effect attributed to foreign currency transactions of EGP.

     Reclassifications

     Certain amounts presented for 1996 and 1995 in the accompanying consolidated financial statements have been reclassified to conform with the 1997 presentation.


2.  EL COMANDANTE LEASE AND PUERTO RICO RACING OPERATIONS:

     Operating License

     On December 15, 1989, the Puerto Rico Racing Board (the "PR Racing Board") granted ECOC a license to operate El Comandante, which expires on December 14, 2004 (the "Operating License"). The Operating License, which requires payment of an annual license fee (currently $250,000), provides ECOC with: (i) the exclusive right to operate a race track in the area of Puerto Rico known as the San Juan Region, which approximates the northern half of Puerto Rico, as delineated in maps produced by the Puerto Rico Planning Board and Government Development Administration; (ii) the exclusive right to conduct all types of authorized betting, both at El Comandante and off-track, anywhere in Puerto Rico, based on races held at El Comandante; and (iii) the right to hold a minimum 180 day or night race days per year.

     Upon its expiration in December 2004, there can be no assurance that a new Operating License will be issued. However, ECOC and the prior owner of El Comandante have continuously operated the only thoroughbred racing facility in Puerto Rico since 1957.

     El Comandante's horse racing and pari-mutuel wagering operations are subject to substantial government regulation. Pursuant to the Puerto Rico Horse Racing Industry and Sport Act (the "Racing Act"), the PR Racing Board and the Puerto Rico Racing Administrator (the "Racing Administrator") exercise significant regulatory control over El Comandante's racing and wagering operations. For example, the Racing Administrator determines the monthly racing program and approves the number of annual race days in excess of the statutory minimum of 180. The Racing Act also apportions payments of the wagering handle and thus the Racing Act could be amended through legislation to reduce the share of monies wagered that would be available as commissions. The PR Racing Board consists of three persons appointed to four-year terms by the Governor of Puerto Rico. The Racing Administrator is also appointed by the Governor for a four-year term.




(PAGE)
     El Comandante Lease

     Until December 31, 1997 HDA leased El Comandante to ECOC under a lease agreement, as amended, (the "El Comandante Lease") that required payments by ECOC to HDA of rent consisting of 25% ("Basic Rent") of the annual commissions earned by ECOC. These commissions consist of all payments received by ECOC on all monies wagered with respect to horse racing occurring at El Comandante, whether wagered at El Comandante or at other betting facilities in Puerto Rico or any other country. In 1995, the El Comandante Lease also provided for payment of certain fixed rent of $400,000. The El Comandante Lease provided for ECOC to pay all El Comandante expenses except that, pursuant to (i) an amendment effective January 1, 1996, HDA assumed the obligation to pay real property taxes on El Comandante and (ii) an amendment effective January 1, 1997, HDA assumed the obligation to pay the annual racing license fee.

     Termination of El Comandante Lease and Agreements Assumed

     On October 31, 1997, HDA notified ECOC the termination of the El Comandante Lease effective December 31, 1997 due to the existing default for unpaid Basic Rent (see Note 5) and for certain other reasons permitted under the El Comandante Lease. On January 1, 1998 at HDA's direction, ECOC transferred to ECMC, at book value, all assets employed in the racing business and ECMC assumed all agreements of ECOC and its liabilities, including the $3.1 million due to HDA and $550,000 in commitments made by ECOC's Board of Directors to make contributions to several charitable and educational institutions during a four year period commencing in 1998. At December 31, 1997, ECOC's liabilities exceeded its assets by approximately $3 million (see unaudited proforma financial statements in Note 13). Effective January 1, 1998, ECMC commenced operating El Comandante pursuant to the Operating License.

     Among the agreements assumed by ECMC upon termination by HDA of El Comandante Lease are the horse owners' agreement and wagering service
agreement.   The agreement with the Confederacion Hipica de Puerto Rico (the
"Confederacion"), which expires on April 1, 1998, provides for payment to horseowners of (i) 50% of wagering commissions received by the operating company on races held at El Comandante, (ii) an annual fixed amount of $55,000 from 1993 to 1998, and (iii) a minimum of $500 per race day for wagering commissions on El Comandante races simulcasted outside Puerto Rico ("Simulcasting Commissions"). When Simulcasting Commissions exceed simulcasting expenses plus $500, the Confederacion receives $500 plus 50% of Simulcasting Commissions.

     The agreement with Autotote Systems, Inc. ("Autotote") for wagering services, software and equipment, which expires on March 15, 2005, requires minimum annual payments which consist of the greater of $800,800 annually or
 .65% (.0065) of total wagering. The Confederacion agreed to reimburse the operating company an amount equal to .325% (.00325) of wagering for each race day up to a maximum of $3,461 per race day until April 1998.

     Management is in the process of renegotiating the agreement with the Confederacion and does not expect any significant changes in the economic terms of the contract that might materially affect the financial position of ECMC or the Company.
(PAGE)
     ECMC also assumed an agreement with S&E for the broadcast of El Comandante's races effective February 1, 1997 (the "S&E Broadcast Agreement") which requires the purchase of television time for a minimum of 910 hours at the rate of $725 per hour (minimum annual amount of $659,750), adjusted annually by CPI, or at the rate of $900 per hour, also subject to CPI adjustments, if television time after 7:00 PM is needed. The S&E Broadcast Agreement is non-cancelable by either party for ten years and thereafter can be cancelled by HDA, at five year intervals, or by S&E, upon payment of liquidated damages of $2 million plus CPI after January 1997. ECOC was, and ECMC will be, responsible for producing the racing show and directing the broadcast and is entitled to the revenues from the sales of advertising time during the broadcasts of the racing program.

     The termination of the El Comandante Lease and the assignment of the Operating License to ECMC are subject to the approval of the PR Racing Board. The Puerto Rico Racing Board has not made a final determination on this matter but has temporarily permitted ECMC to operate El Comandante until their review process is concluded. Management expects that approval of these transactions will be subject to making the Company and HDA (i) primarily responsible to ensure that ECMC complies with all terms and provisions of the Operating License and applicable regulations and orders of the PR Racing Board, and (ii) jointly liable with ECMC with respect to all financial commitments with the Confederacion.


3.  DOMINICAN REPUBLIC OPERATIONS:

     V Centenario Lease

     The V Centenario is leased from the Dominican Republic Government and operated by Galapagos pursuant to a 10 year agreement ending in April 2005
(the "V Centenario Lease").   The V Centenario Lease may be renewed for
additional ten year periods by mutual agreement of the parties. The V Centenario Lease also provides Galapagos with the right to develop off-track betting in the Dominican Republic and the exclusive right to simulcast horse races, into the Dominican Republic. The V Centenario Lease provides for payments of rent based on a percentage of the annual wagering on races run at V Centenario ("V Centenario Wagering"), as follows: .25% of the first RD$240 million (approximately US$16.5 million), .5% of the next RD$240 million, .75% of the next RD$240 million and 1% over RD$720 million (approximately US$49.6 million).

     The Dominican Republic Government agreed to invest tax receipts on simulcasted races from July 1997 through January 1998 to improve horse racing. Galapagos was entitled to 75% of the tax receipts, as reimbursement for repairs and maintenance at V Centenario, marketing and television costs and certain other items. Horseowners are entitled to the balance of the tax receipts as additional purses. Galapagos requested an extension beyond January 1998, which is expected to be approved, but no formal response has been received from the Government. If extended, pursuant to an agreement with horse owners, Galapagos's share in these tax receipts will be reduced to 65% in July 1998 and to 50% in July 1999 and years thereafter.



(PAGE)
     Horse Owners' Agreement and Wagering Services Agreement

     Galapagos has an agreement with Dominican Republic horseowners whereby they receive 50% of Galapagos' commissions on V Centenario Wagering and 50% of commissions earned by Galapagos on El Comandante's simulcasted races, after deducting payments to ECOC for its commissions.

     Galapagos receives wagering services, software and equipment under a service agreement with Autotote for a ten year period ending March 15, 2005. Service fees during 1995 were .65% (.0065) of total wagering and thereafter are the greater of (a) .65% of total wagering or (b) $150,000 in 1996, $175,000 in 1997 and thereafter $200,000 annually.

     Consulting Agreement

     Galapagos receives executive management services pursuant to an agreement for the term of the V Centenario Lease. Services under this agreement were rendered by ECOC until June 30, 1997 when it was assigned to Equus Management Company ("EMC"), the managing general partner of the Company. Fees consist of 1% of wagering on simulcasted races and on V Centenario Wagering, with a maximum amount of $250,000 annually, adjusted by CPI commencing in January 1996. Galapagos also reimburses the out-of-pocket expenses in connection with these services. During the years ended December 31, 1997, 1996 and 1995, Galapagos incurred fees of $224,000, $236,000 and
$141,000, respectively.

     Lottery

     Galapagos has a five year contract with a private operator to provide the wagering distribution system for a government-sponsored electronic lottery, which commenced in November 1, 1997. Galapagos has an agreement with Autotote to obtain wagering equipment, software and related services. Lottery games are sold at OTB agencies of Galapagos and at lottery agencies selected by the operator. Galapagos' commissions (net of fees to Autotote) are 1% of gross lottery sales at lottery agencies and 2% of gross lottery sales at OTB agencies. In addition, the lottery operator pays Galapagos a monthly fee for each OTB agency that sells lottery games as reimbursement for a 50% share of telephone line costs. Galapagos is also permitted to identify the lottery agencies to take Pick 6 pool wagers on Galapagos' live and simulcasted races.

     Assets and liabilities related to Dominican Republic operations amounted to $2,288,000 and $1,692,000, respectively, as of December 31, 1997 and to $2,649,000 and $2,529,000, respectively, as of December 31, 1996.


4.  REPUBLIC OF PANAMA OPERATIONS:

     EGP has a contract with the Panama Government for the operation of Presidente Remon in Panama City and for the development of off-track betting in Panama for a period of 20 years that commenced on January 1, 1998. The contract grants EGP exclusive rights to simulcast horse races from and to the country and the right to operate up to 500 slot machines at the race track. Upon execution of the contract, $2.2 million was paid to the Panama Government. EGP is required to invest up to $4 million in improvements to
(PAGE)
Presidente Remon and for the acquisition of wagering and related equipment in a period of four years. EGP began simulcasting races from United States race tracks on January 2, 1998 and live racing commenced on February 14, 1998, after major improvements to the racing strip were made.

     EGP has entered into certain contracts and commitments in connection with this operation, which should be in effect during 1998. An agreement with horseowners provides for minimum guaranteed payments to horseowners as purses in 1998 and 1999 of $3.6 million and $3.9 million, respectively. An agreement with Autotote for wagering services, software and equipment requires minimum monthly payments of $25,000 in 1998. Service fees will be based on 1% (.01) of total wagering.

     Management expects that 49% of the capital stock of EGP will be sold to Panamanian investors for approximately $1.5 million and that EGP will raise an additional $3.5 million in unsecured debt by June 30, 1998. The Company has received an underwriting proposal from an investment banker in Panama with the following terms: (i) 11% interest rate, (ii) maturity in six years,
(iii) no principal amortization during first two years, a balloon payment on maturity and (iv) requirement for HDA to maintain an investment in the capital of EGP of $1.5 million. In connection with this proposal, in January 1998 EGP received a $1.5 million bridge loan, which will be repaid together with accrued interest at 11%, from proceeds of the issuance of debt securities described above.

     As of December 31, 1997, assets related to Panama operations amounted to $3,033,000.


5.  RECEIVABLES FROM EL COMANDANTE OPERATING COMPANY, INC.:

     Receivables from ECOC as of December 31, 1997 and 1996 consisted of (i) a note receivable and accrued interest of $467,977 and $796,203, respectively, and (ii) unpaid rent under the El Comandante Lease of $2,638,520 and $1,984,213, respectively. The note accrued interest at 5.75% and is due in monthly installments of $30,309, including interest, over a three year period that commenced on May 1, 1996. HDA assumed ECOC's liabilities in connection with the termination of El Comandante Lease effective January 1, 1998 and, consequently, these receivables will be eliminated from the Company's consolidated financial statements.

     Under the El Comandante Lease, ECOC was required to pay HDA its Basic Rent for each race day on the 29th day following such racing day when it became due and payable. Thereafter, unpaid Basic Rent constituted an extension of credit and an event of default under the El Comandante Lease. During 1997 ECOC was in default with respect to this provision.

     Under the Indenture (as defined in Note 6), the maximum outstanding amount of credit that HDA could extend to ECOC was $2 million, excluding the portion of the rent that has not become due and payable (but which has been accrued and included in rent receivable). During 1997 ECOC's payable to HDA increased to an amount that approached the limit established in the El Comandante Lease and the Indenture. The Indenture also required HDA to commence appropriate proceedings to enforce ECOC's obligation to pay rent if unpaid rent exceeded the monthly average for 30 days.
(PAGE)
     As a result of the event of default related to payment of Basic Rent and for certain other reasons permitted under the El Comandante Lease, on October 31, 1997, HDA issued to ECOC a 60-day notice for the termination of the El Comandante Lease (see Note 2).


6.  FIRST MORTGAGE NOTES:

     Pursuant to a private offering, El Comandante Capital Corp. ("ECCC"), a single-purpose wholly owned subsidiary of HDA, issued first mortgage notes in the aggregate principal amount of $68 million (the "First Mortgage Notes") under an indenture dated December 15, 1993 (the "Indenture") between ECCC, HDA and Banco Popular de Puerto Rico, as trustee (the "Trustee"), and HDAMC issued Warrants to purchase 68,000 shares of Class A Common Stock of HDAMC. Upon issuance of the Warrants, HDAMC and HDA recorded additional equity of $1,912,800, equal to the fair value of the Warrants of $2,040,000, less offering costs of $127,200, and recorded debt discount of $2,040,000. Such debt discount is being amortized using the interest method over the term of the First Mortgage Notes. The First Mortgage Notes mature on December 15, 2003 and bear interest at 11.75% payable semiannually. In March 1995 the Warrants automatically became exercisable to purchase Units of the Company from HDAMC.

     Payment of the First Mortgage Notes is guaranteed by HDA and the First Mortgage Notes are secured by a first mortgage on El Comandante and by certain other collateral which together encompass a lien on (i) the fee interests of HDA in the land and fixtures comprising El Comandante, (ii) all property rights of HDA in and to all related equipment, structures, machinery and other property, including intangible property, ancillary to the operations of El Comandante, (iii) substantially all of the other assets and property of HDA, including the capital stock of ECCC owned by HDA.

     ECCC is required to offer to purchase First Mortgage Notes, at face value, to the extent that HDA has accumulated excess cash flow, asset sales with net proceeds in excess of $5 million (to the extent these proceeds are not invested in HDA's racing business within a year), or a total taking or casualty, or in the event of a change of control of HDA.

     As a result of the sale of the Television Stations, HDA redeemed on March 28, 1997, $737,000 in First Mortgage Notes, at par. In connection with the Noteholders Approval (as described in Note 10), HDA redeemed on September 29, 1997 First Mortgage Notes in the principal amount of $2.5 million, at 110% of par. The $250,000 premium paid and corresponding write-off of note discount and deferred financing costs are included in the accompanying consolidated statement of income (loss) for the year ended December 31, 1997 as an extraordinary item. HDA has to make an offer not later than December 1, 1998 to redeem First Mortgage Notes in the principal amount of $3 million at 110% of par or it will have to pay a penalty equal to 1.5% of the principal amount of outstanding First Mortgage Notes.

     ECCC is required to redeem First Mortgage Notes in the principal amount of $6,800,000 on December 15, 2000, $10,200,000 on December 15, 2001 and
2002, and the balance at maturity.   However, the 1997 redemptions have
reduced the amount due on December 15, 2000. The stated maturities of the First Mortgage Notes at December 31, 1997, reduced by early redemptions are
(PAGE)
as follows (in thousands):

                         Year           Amount
                         ----           -------
                         1998           $   -
                         1999               -
                         2000             3,563
                         2001            10,200
                         2002            10,200
                         2003            40,800
                                        --------
                                         64,763
                    Less note discount   (1,399)
                                        --------
                                        $63,364
                                        ========

     The amount due in 2000 will be reduced by any redemptions of First Mortgage Notes in 1998 pursuant to the $3 million offer.

     As discussed in Note 4, Management expects the EGP underwriting to close in June 1998 but there can be no assurance that this deadline will be met.
If the Offering is not closed before June 15, 1998 and as a consequence HDA does not recover $1,375,000 of its investment at December 31, 1997 and any additional funds invested in 1998 by that date, HDA may temporarily need another source of funds to make the $3.8 million interest payment on its First Mortgage Notes due on June 15, 1998.

      ECCC and HDA may also redeem First Mortgage Notes on or after December 15, 1998 at the following redemption prices (expressed as percentages of principal amount): if redeemed during the 12-month period beginning December 15 of years 1998 at 104.125%, 1999 at 102.75%, 2000 at
101.5%, and 2001 and thereafter at 100% of principal amount, in each case together with accrued and unpaid interest.

     The Indenture contains certain covenants, one of which restricts the amount of distributions to HDA's partners, including the Company. These distributions are equal to approximately 48% of HDA's consolidated net income. In connection with the Noteholders Approval (see Note 10), HDA agreed to temporarily reduce these distributions by 17%. HDA is permitted to make additional cash distributions to partners and other Restricted Payments, as defined under the Indenture, equal to 44.25% of the excess of HDA's cumulative consolidated net income after December 31, 1993 over the cumulative amount of the 48% Distributions, provided that HDA meets a certain minimum debt coverage ratio. HDA has not meet this debt coverage ratio.

7. NOTES PAYABLE:

     The Company's outstanding notes payable consist of the following:

     (i) Capital leases of Galapagos for the acquisition of wagering equipment for OTB agencies in the Dominican Republic. The loans are guaranteed by HDA and collateralized by wagering equipment. The notes are payable in monthly installments, including interest at 10.75%. As of December 31, 1997 and 1996, loan balance was $615,697 and $572,550, respectively.
(PAGE)
     (ii) A loan of the Company paid in November 1997. As of December 31, 1996 the loan balance was $500,000 and interest rate was based on the Citibank prime rate plus 2%, equivalent to 10.25%.

     (iii) A $1 million loan borrowed by HDA in December 1997 for working capital purposes and temporary investments in Panama. The loan is payable in four quarterly installments of $250,000 commencing April 1, 1998. The Company has assigned up to $250,000 of quarterly distributions from HDA to the bank and has also guaranteed the loan. The note bears interest, payable monthly, based on Citibank prime rate plus 1/2%. At December 31, 1997 the interest rate was 9%.

     (iv) Notes payable to Supra related to a transaction described in Note
10. The $260,000, plus accrued interest at 8.5%, is payable in three installments during 1998.

     In connection with the termination of the El Comandante Lease, effective January 1, 1998 ECMC assumed certain obligations under capital leases, originated mainly for the acquisition of wagering related equipment. These obligations were not reflected in the Company's consolidated financial statements until the transfer.

    The following table summarizes future minimum principal payments on notes payable and capital leases of the Company and its subsidiaries:

                           Galapagos         HDA            ECMC
                           ----------     ----------     ----------
     Due during year
     ending December 31,
       1998                $  260,706     $1,010,000     $  513,417
       1999                   190,232        250,000        510,131
       2000                    92,137          -            445,225
       2001                    72,622          -             35,936
       2002                     -              -             10,443
                           ----------     ----------     ----------
                           $  615,697     $1,260,000     $1,515,152
                           ==========     ==========     ==========


8.  UNIT INCENTIVE AWARDS

     Various employees of the Company's managing general partner, EMC, who were previously employed by a subsidiary of IGC, participated in IGC's Unit Incentive Plan and Unit Option Plan ("IGC's Employee Plans"). Effective December 31, 1996 the Company agreed to the terms of a Control Transfer Agreement (see Note 10) to provide these employees with unit incentive awards ("Replacement Awards") that provide benefits substantially equivalent to the awards in IGC's Employee Plans.

     When the Company assumed the obligations for the Replacement Awards, IGC transferred to the Company 75,000 of its unregistered Class A limited Partnership Units ("IGC Units"), which are included as part of other assets. Also, there are 20,000 IGC Units that are allocated to unit options held by one ex-employee. These unit options are fully vested and exercisable at December 31, 1997 and will expire on March 31, 1998. The Company is required
(PAGE)
to return to IGC the portion of the 20,000 IGC Units that is not exercised. The Company will use the IGC Units to partially satisfy its obligations under these plans, which at December 31, 1997 amounted to $91,709 (included in accrued liabilities).

     Under the Replacement Awards, the Unit Appreciation Rights entitle the holders to receive upon exercise, an amount payable in cash, Units of the Company, IGC Units or some combination thereof, as determined by EMC's Directors. The amount received upon exercise is based on the excess of the fair market value of the IGC's Units, plus 50% of the fair market value of the Company's Units, over the $4 base price of the Unit Appreciation Rights ("UAR"). The fair market values of the units are determined based on the average for a 20 day period commencing 10 days before the exercise date. These plans are summarized on the following tables:

                                             UAR            Options
                                         ------------       -----------
Outstanding at December 31, 1996            76,500             20,000
  Cancelled                                (18,600)             -
                                         ------------       -----------
Outstanding at December 31, 1997            57,900             20,000
                                         ============       ===========


     At December 31, 1997, the dates that the outstanding UAR become exercisable and their expiration dates are as follows:

                                            UAR Expiring
                          ------------------------------------------------
                          March 31, 1998   May 15, 2004   October 18, 2004
                          --------------   ------------   ----------------
UAR exercisable at
  December 31, 1997           27,900            6,000           16,000
  May 15, 1998                 -                2,000            -
  October 18, 1998             -                -                4,000
  May 15, 1999                 -                2,000            -
                          ------------     ------------     ------------
                              27,900           10,000           20,000
                          ============     ============     ============


9.  INCOME TAXES:

     The Company is organized as a partnership, which is not a taxable entity for United States tax purposes and incurs no federal income tax liability. Instead, each partner is required to take into account in computing its income tax liability such partner's allocable share of the Company's net taxable income.

     The reconciliation between the Company's consolidated net income (loss) per books and its net taxable income (loss), per United States partnership return, allocable to holders of Units is as follows:



(PAGE)                                   December 31,
                        -----------------------------------------------------
                              1997            1996                 1995
                        ---------------  -----------------  -----------------
                                (In thousands except per Unit amounts)
                        Total   Per unit  Total   Per Unit   Total   Per Unit
                        ------- -------  -------  --------  -------- --------
Net income (loss) per
  books                 $2,478  $  0.39  $   827  $   0.13  $  (591) $  (0.10)
Taxable (income) loss
  not allocable to
  Unitholders           (1,216)   (0.19)  (1,226)    (0.20)  (1,168)    (0.19)
Book income from HDA
  before consolidation
  and unrecorded
  minority interest          -     -           -     -          345      0.06
Difference in gain from
  sale of Television
  Stations              (1,083)   (0.17)  (1,286)    (0.21)       -     -
Additional tax
  depreciation            (257)   (0.04)    (169)    (0.03)    (576)    (0.09)
Losses from corporate
  subsidiaries not
  deductible by the
  Company                  806     0.13    1,617      0.26    2,315      0.37
Write-off of receivables     -     -         (30)     -        (387)    (0.06)
Disallowed costs related
  to partnership interest
  redemption               260     0.04        -      -          -       -
Deferred taxes             893     0.14      172      0.03      (10)     -
Other, none of which is
  individually
  significant              167     0.02      (75)    (0.01)    (143)    (0.02)
                        ------- -------  -------- --------  -------- --------
Net taxable income
  (loss)                $2,048  $  0.32  $  (172) $  (0.03) $  (216) $  (0.03)
                        ======= =======  ======== ========  ======== ========

     The Company is subject to Puerto Rico income taxes at a 29% tax rate on its Puerto Rico source income. The provision for income taxes included in the accompanying consolidated financial statements is attributed to (i) Puerto Rico income taxes on the Company's distributive share of HDA's income from Puerto Rico sources and (ii) ECCC's United States income taxes on its taxable income, as follows:












(PAGE)                             For the years ended December 31,
                              -------------------------------------------
                                  1997           1996            1995
                              -----------     -----------     -----------
Puerto Rico income taxes -
    Deferred                  $  893,403      $  156,021      $  (10,170)
    Current                        -             257,300         217,200
Federal income tax- current        1,582           5,863           4,964
Dominican Republic-deferred        -             (19,161)         19,161
                              -----------     -----------     -----------
                              $  894,985      $  400,023      $  231,155
                              ===========     ===========     ===========

     The deferred income taxes are related to the difference between the Puerto Rico tax basis of the Company's investment in HDA and the amount reported in the financial statements. The 1996 credit for Dominican Republic income tax is due to the reversal of a provision previously recorded on interest earned by HDA on certain loans to Galapagos, which interest was forgiven in September 1996 before any interest had been collected.

     Galapagos has deferred income tax benefits for losses carryforwards, which have been fully reserved by a valuation allowance.


10.  RELATED PARTY TRANSACTIONS:

     Unsecured Partner's Loans

     During 1996 and 1995 the Company received advances from IGC, which until December 31, 1997 was a general partner. The advances accrued interest based on the Citibank prime rate plus 1%, which at December 31, 1996 was 9.25%. The loans and accrued interest were paid in 1997.

     Transactions With Supra

     On August 19, 1997, HDA redeemed for $4,075,000 the 17% interest held by Supra, thereby increasing the Company's interest in HDA to approximately 99%. The redemption price plus transaction costs of $238,724 were recorded in partners' deficit, net of the book value of Supra's minority interest in HDA of $1,531,934. The transaction required the approval from the majority of holders of outstanding First Mortgage Notes (the "Noteholders Approval").

     In connection with the redemption, HDA agreed to pay $260,000 to Supra and Ruben Velez Lebron and his wife ("Velez"), the principal owners of Supra, in exchange for Supra's and Velez's cancellation of certain promissory notes and other obligations of ECOC aggregating $2,290,000 . The cancellation relieved HDA of its guarantee of approximately $1.6 million of these obligations which would become due upon termination of the El Comandante Lease. The $260,000 and transaction costs of $59,550 are included in the 1997 consolidated statement of income (loss) as other costs. Upon closing of these transactions, there were certain mutual releases granted among the parties, including the filing by Supra of a motion to dismiss the Supra complaint against the Company and other related parties.



(PAGE)
     Management Agreements

     IGC and IGP provided substantially all of the administrative support services to EMC and the Company through June, 1996 pursuant to a three year support service agreement effective as of February 6, 1995, and continue to provide limited administrative support and office space. The Company reimburses IGC and IGP for expenses incurred in providing such services. In December 1997, EMC prepaid IGP $80,000, in these type of expenses to be applied against actual charges made by IGP.

     Since August 1996 Interstate Business Corporation ("IBC"), the sole stockholder of EMC and a general partner in IGC, has been providing certain accounting services to the Company for a monthly fee of $1,000.

     IGP provided management services to HDA pursuant to a management agreement until August 16, 1996 when the agreement was assigned to EMC. The Agreement has a term of 15 years ending in December 2004. Pursuant to this agreement, HDA pays an annual management fee of $250,000, adjusted annually after 1993 by the percentage increase in CPI over the prior year.

     Pursuant to terms of its partnership agreement, the Company reimburses EMC for its costs and expenses, including compensation of EMC's officers and directors, in excess of amounts of EMC's cash receipts. Effective January 1, 1998, all officers of EMC were transferred to EEC, a wholly owned subsidiary of the Company and, consequently, substantially all services rendered by EMC will primarily be services of its Directors. EEC will also assume EMC's rights to all management agreements with the Company's consolidated subsidiaries.

     The following represents a summary of amounts accrued with respect to services rendered by certain related parties during the years ended December 31, 1997, 1996 and 1995 (in the case of HDA, for the periods after March 8, 1995):

  Services Rendered                           For the years ended December 31,
-----------------------                       --------------------------------
 To              By           Concept            1997       1996       1995
-----------   --------  --------------------- ---------  ---------  ----------
HDA           IGP       Management agreement  $   -      $ 169,278  $ 215,400
HDA           EMC       Management agreement    278,673    101,414      -
The Company   IBC       Accounting services      12,000      8,000      -
The Company   IGC/IGP   Support agreement        28,607    117,198    254,364
The Company   EMC       Expenses in excess of
                        receipts                420,958     54,783      -
The Company   EMC       Directors fees and
                        expenses                 88,200     71,500     36,069

Control Transfer Agreement

     Pursuant to the terms of a Control Transfer Agreement effective as of December 31, 1996, as amended, the following agreements were made:

     1. IGC sold its interest in EMC to IBC.

     2. IGC guaranteed EMC up to $20 million (the "IGC Guarantee") for payment of EMC's liabilities in excess of assets, arising from EMC status as general
(PAGE)
partner of the Company, should EMC or the Company become insolvent. IGC withdrew as general partner of the Company following execution of the IGC Guarantee, which is effective until December 31, 2001.

     3. IBC irrevocably assigned to IGC all rights to any distributions received by EMC from the Company in respect of EMC's general partnership interest in the Company to the extent that such distributions and other cash receipts of EMC exceed EMC's expenses incurred in the ordinary course of business in its capacity as managing general partner of the Company.

     4. IBC contributed to the capital of EMC 50,000 units of IGC and agreed to maintain in EMC at all times prior to termination of the IGC Guaranty sufficient capital to provide EMC with tangible net worth of at least $200,000.

     5. EMC shall use its best efforts to obtain the approval of Nasdaq to continue listing the Units of the Company without relying on the IGC Guarantee.

     6. The Company granted Replacement Awards to various executives of EMC, previously employed by IGP. The number of Units that the Company had agreed to make available to IGC in connection with the Distribution was reduced from 100,000 to 50,000 Units. IGC transferred 75,000 IGC Units to the Company to fund the Company's obligations under the Replacement Awards and the Company is required to return to IGC the portion of 20,000 IGC Units that are not exercised under option units, expiring on March 31, 1998, held by one ex-employee of EMC (see Note 8).

     Transaction with IGP

     On December 16, 1997, the Company purchased from IGP a .19790099% interest in HDA for a purchase price of $30,000, thereby increasing the Company's ownership in HDA to exactly 99%.

11.  LEGAL PROCEEDINGS:

     Certain of the Company's subsidiaries are presently named as defendants in various lawsuits and might be subject to certain other claims arising out of its normal business operations. Management, based in part upon advice from legal counsel, believes that the results of such actions will not have an adverse impact on the Company's financial position or results of operations.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The balance sheet carrying amounts of cash and cash equivalents, receivables and other current assets approximate fair value due to the liquid and short term nature of these items. As of December 31, 1997 and 1996 the fair value of the First Mortgage Notes were $64,763,000 and $64,600,000, respectively, based on the market price as quoted by a brokerage firm that trades the First Mortgage Notes. The carrying value of notes payable approximates fair value because these obligations bear interest at variable rates.




(PAGE)
13.  UNAUDITED PROFORMA FINANCIAL STATEMENTS:

     In August 1997, HDA redeemed a 17% interest owned by a minority partner, thereby increasing the Company's interest in HDA to approximately 99% and effective January 1, 1998, it terminated the El Comandante Lease and commenced operating El Comandante through its wholly owned subsidiary, ECMC (the "Proforma Transactions"). The following unaudited proforma consolidated statement of loss for the year ended December 31, 1997 is based upon the historical consolidated statement of the Company and its subsidiaries, and were prepared as if the above described transactions had all occurred on January 1, 1997 and excluding the following non recurring transactions: (i) extraordinary items, (ii) gain from sale of Television Stations and (iii) provision for $550,000 in charitable and educational contributions committed by ECOC's Board of Directors in connection with the termination of the El Comandante Lease. Proforma adjustments also includes results of operations of ECOC for the year ended December 31, 1997. The unaudited proforma consolidated statement is not necessarily indicative of what the actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1997, and does not purport to represent the results of operations for future periods. In Management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

                    PROFORMA CONSOLIDATED STATEMENT OF LOSS
                     FOR THE YEAR ENDED DECEMBER 31, 1997
                    (In thousands except per unit amounts)

                                                    (Unaudited)
REVENUES:
  Commissions on wagering                            $   59,512
  Lottery services                                           88
  Other revenues                                          3,244
  Interest income                                           420
                                                     ----------
                                                         63,264
EXPENSES:
  Financial                                               8,735
  Depreciation                                            2,323
  General and administrative                              2,333
  Operating costs of racing                              50,997
                                                    -----------
                                                         (1,124)
PROVISION FOR INCOME TAXES                                  372
MINORITY INTEREST                                          (129)
                                                    -----------
NET LOSS                                            $    (1,367)
                                                    ===========
ALLOCATION OF NET LOSS:
  General partners                                  $       (14)
  Limited partners                                       (1,353)
                                                    -----------
                                                    $    (1,367)
                                                    ===========
NET LOSS PER UNIT                                   $     (0.21)
                                                    ===========
WEIGHTED AVERAGE UNITS OUTSTANDING                        6,334
                                                    ===========
(PAGE)
     The following unaudited proforma consolidated balance sheet was presented as if the Proforma Transactions had taken place on December 31, 1997 (amounts in thousands):

                             AT DECEMBER 31, 1997

                                                    (Unaudited)
ASSETS:
   Cash and cash equivalents                        $  1,569
   Property and equipment, net                        48,829
   Deferred costs, net                                 6,316
   Other                                               2,572
                                                    -----------
                                                    $ 59,286
                                                    ===========
LIABILITIES:
   First mortgage notes and accrued interest        $ 63,681
   Notes payable                                       3,391
   Accounts payable and accrued liabilities            7,783
   Minority interest in HDA                               82
                                                    -----------
                                                      74,937
PARTNERS' DEFICIT:                                   (15,651)
                                                    -----------
                                                    $ 59,286
                                                    ===========





























(PAGE)            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
El Comandante Operating Company, Inc.:

We have audited the accompanying statements of net liabilities El Comandante Operating Company, Inc. (a Puerto Rico nonstock corporation in process of liquidation) (ECOC) as of December 31, 1996, and the related statements of operations for each of the two years in the period ended December 31, 1996 and cash flows for each of the three years in the period ended December 31, 1997. In addition, we have audited the statements of net liabilities in liquidation as of December 31, 1997 and the related statements of operations and transactions in liquidation for the year ended December 31, 1997. These financial statements are the responsibility of ECOC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable bases for our opinion.

As discussed in Note 1, effective January 1, 1998, ECOC discontinued its
operations upon termination of its lease of El Comandante Race Track.   As a
result, ECOC has changed its basis of accounting as of December 31, 1997 from the going concern basis to a liquidation basis. Accordingly, the carrying values of assets are presented at estimated realizable values and liabilities are presented at estimated settlement amounts.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net liabilities of El Comandante Operating Company, Inc. as of December 31, 1996, and the results of its operations for each of the two years in the period ended December 31, 1996 and its cash flows for each of the three years in the period ended December 31, 1997, its net assets in liquidation as of December 31, 1997 and results of operations and transactions in liquidation for the year ended December 31, 1997 in conformity with generally accepted accounting principles on the bases described in the preceding paragraph.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II - Allowance for Doubtful Accounts Receivable is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.
Arthur Andersen LLP
March 17, 1998
San Juan, Puerto Rico
(PAGE)             EL COMANDANTE OPERATING COMPANY, INC.
                          (In Process of Liquidation)

     STATEMENTS OF OPERATIONS AND TRANSACTIONS IN LIQUIDATION FOR THE YEAR
       ENDED DECEMBER 31, 1997 AND OPERATIONS FOR EACH OF THE TWO YEARS
                     IN THE PERIOD ENDED DECEMBER 31, 1996



                                        1997         1996         1995
                                     -----------  -----------  -----------
REVENUES:
  Commissions on wagering            $54,881,688  $57,285,607  $55,731,364
  Other                                2,474,084    2,728,516    2,329,179
                                     -----------  -----------  -----------
     Total revenues                   57,355,772   60,014,123   58,060,543
                                     -----------  -----------  -----------
EXPENSES:
  Payments to horse owners and
     horse owners' association        27,359,694   28,561,893   27,851,823
  Track rent                          13,720,424   14,321,401   14,332,841
  Salaries, wages and employee
     benefits                          7,565,816    7,314,034    6,866,856
  Operating expenses                   5,294,508    5,721,396    5,853,875
  General and administrative           2,982,159    2,804,546    2,783,343
  Marketing and satellite
     transmission costs                2,469,002    2,607,337    2,178,155
                                     -----------  -----------  -----------
     Total expenses                   59,391,603   61,330,607   59,866,893
                                     -----------  -----------  -----------
LOSS BEFORE DEFERRED TAX BENEFIT
  AND EXTRAORDINARY ITEMS             (2,035,831)  (1,316,484)  (1,806,350)

DEFERRED TAX BENEFIT                    (522,819)     (94,200)     (53,007)
                                     -----------  -----------  -----------
LOSS BEFORE EXTRAORDINARY ITEMS       (1,513,012)  (1,222,284)  (1,753,343)

EXTRAORDINARY ITEMS:
  Forgiveness of indebtedness, net of
    deferred income taxes of $487,500  1,884,222       -              -
                                      ----------  -----------    -----------
NET INCOME (LOSS)                     $  371,210  $(1,222,284)   $(1,753,343)
                                      ==========  ===========    ===========











                    The accompanying notes are an integral
                           part of these statements.
(PAGE)               EL COMANDANTE OPERATING COMPANY, INC.
                          (In Process of Liquidation)

     STATEMENTS OF NET LIABILITIES IN LIQUIDATION AS OF DECEMBER 31, 1997
                  AND NET LIABILITIES AS OF DECEMBER 31, 1996



                                                   1997          1996
                                                -----------  -----------
ASSETS:
  CURRENT ASSETS:
    Cash, including restricted cash of
      $424,994 and $494,653, respectively       $1,061,239   $ 1,116,330
    Accounts receivable, net                       538,009     1,379,932
    Prepayments and supplies inventory             277,658       242,468
    Notes receivable                               436,245       335,248
                                                -----------  -----------
       Total current assets                      2,313,151     3,073,978
                                                -----------  -----------
  DEFERRED COSTS, net:
    Organizational costs                             -            28,015
    Deferred tax asset                             687,656       652,337
    Telecommunication installation costs           118,724       185,905
    Noncompetition agreement                         -           145,833
                                                -----------  -----------
      Total deferred costs                         806,380     1,012,090
                                                -----------  -----------
  FURNITURE AND EQUIPMENT, net                   3,773,324     3,964,066
                                                -----------  -----------
      Total assets                               6,892,855     8,050,134
                                                -----------  -----------





















                                  (continues)


(PAGE)               EL COMANDANTE OPERATING COMPANY, INC.
                          (In Process of Liquidation)

     STATEMENTS OF NET LIABILITIES IN LIQUIDATION AS OF DECEMBER 31, 1997
                  AND NET LIABILITIES AS OF DECEMBER 31, 1996

                                  (continued)

                                                    1997         1996
                                                -----------  -----------

LIABILITIES:
  CURRENT LIABILITIES:
    Current portion of capital lease
      obligations                                   513,417      707,917
    Rent payable to Housing Development
       Associates S.E. ("HDA")                    2,638,520    1,984,213
    Accounts payable and accrued liabilities      4,245,126    3,299,930
    Outstanding winning tickets and refunds         996,756      784,897
                                                -----------  -----------
      Total current liabilities                   8,393,819    6,776,957
                                                -----------  -----------
  CAPITAL LEASE OBLIGATIONS                       1,001,735    1,223,557
                                                -----------  -----------

  NOTE PAYABLE TO HDA, and accrued interest         467,977      796,203
                                                -----------  -----------

  OTHER LIABILITIES:
    Notes                                            -         2,450,000
    Accrued interest                                 -           145,303
                                                -----------  -----------
                                                     -         2,595,303
                                                -----------  -----------
      Total liabilities                           9,863,531   11,392,020
                                                -----------  -----------
NET LIABILITIES IN LIQUIDATION (1997) AND
  NET LIABILITIES (1996)                        $(2,970,676) $(3,341,886)
                                                ===========  ===========













                  The accompanying notes are an integral part
                             of these statements.


(PAGE)               EL COMANDANTE OPERATING COMPANY, INC.
                          (In Process of Liquidation)
                           STATEMENTS OF CASH FLOWS
           FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997
                                         1997         1996         1995
                                      -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                   $   371,210  $(1,222,284)$(1,753,343)
                                      -----------  -----------  -----------
  Adjustments to reconcile net income
    (loss) to net cash provided by
     (used in) operating activities-
      Forgiveness of indebtedness     (2,371,722)        -            -
      Depreciation and amortization      809,165       698,102      590,244
      Deferred tax benefit               (35,319)      (94,200)     (53,007)
      Provision for bad debts             50,008       100,008      100,000
      Amortization of noncompetition
       agreement                         145,833       250,000      250,000
      (Increase) decrease in assets-
          Accounts receivable            791,915      (503,621)    (361,232)
          Prepayments supplies inventory
            and organization costs       (26,850)       49,249      306,905
      Increase (decrease) in liabilities-
         Accounts payable and accrued
           liabilities                   945,196       387,982      100,302
        Outstanding winning tickets
           and refunds                   211,859    (1,310,897)     501,042
        Accrued interest                (143,071)       20,401       42,244
        Rent payable                     654,307     1,188,069      796,146
                                      -----------  -----------  -----------
           Total adjustments             931,321       785,093    2,272,644
                                      -----------  -----------  -----------
           Net cash provided by (used
             in) operating activities  1,402,531      (437,191)     519,301
                                      -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase (decrease) in notes
    receivable                          (100,997)      (24,304)      72,995
  Capital expenditures                  (292,788)     (484,196)    (411,167)
  Payments of telecommunication
    installation costs                     -            (9,586)     (17,738)
                                      -----------  -----------  -----------
     Net cash used in investing
      activities                        (393,785)     (518,086)    (355,910)
                                      -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable               -             -        1,000,000
  Payments on note payable              (408,736)     (207,594)       -
  Payments of capital lease
   obligations                          (655,101)     (604,246)    (488,275)
  Payments of organizational costs         -             -           (6,470)
                                      -----------  -----------  -----------
     Net cash (used in) provided by
       financing activities           (1,063,837)    (811,840)      505,255
                                      -----------  -----------  -----------
                                 (continues)
(PAGE)              EL COMANDANTE OPERATING COMPANY, INC.
                         (In Process of Liquidation)

                          STATEMENTS OF CASH FLOWS
          FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

                                 (continued)



                                         1997         1996         1995
                                      -----------  -----------  -----------

NET (DECREASE) INCREASE IN CASH          (55,091)   (1,767,117)     668,646

CASH, beginning of year                1,116,330     2,883,447    2,214,801
                                      -----------  -----------  -----------
CASH, end of year                     $1,061,239   $ 1,116,330  $ 2,883,447
                                      ===========  ===========  ===========

SUPPLEMENTAL INFORMATION:
  Interest paid                       $  235,466   $   168,849  $   246,495
                                      ===========  ===========  ===========
NONCASH TRANSACTIONS:
  Equipment acquired through
     capital leases                   $  238,779   $   656,630  $   429,211
                                      ===========  ===========  ===========
  Forgiveness of indebtedness         $2,371,722   $     -      $     -
                                      ===========  ===========  ===========

























                 The accompanying notes are an integral part
                            of these statements.
(PAGE)             EL COMANDANTE OPERATING COMPANY, INC.
                        (In Process of Liquidation)

                       NOTES TO FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

     El Comandante Operating Company, Inc. ("ECOC") is a Puerto Rico non-stock corporation which leased from Housing Development Associates S.E. ("HDA") the El Comandante Race Track ("El Comandante"), the only thoroughbred race track and off-track betting operation in Puerto Rico. Due to an existing default for unpaid rent (see Note 4) and for certain other reasons permitted under the lease agreement (the "El Comandante Lease"), HDA terminated the El Comandante Lease effective December 31, 1997. On January 1, 1998, ECOC transferred to HDA, at book value, all assets employed in the racing business and HDA assumed all agreements and liabilities of ECOC.

     As a result of the termination of El Comandante Lease and the cease of its racing operations, ECOC changed its basis of accounting for 1997 from a going concern basis to a liquidation basis. Accordingly, the carrying values of assets as of December 31, 1997 are presented at estimated realizable values and liabilities are presented at estimated amounts. The carrying amount assigned to all assets and liabilities did not change from historical cost amounts, as they represent a fair estimate of liquidating values. No significant transactions in liquidation were recorded as part of changing ECOC's basis of accounting from a liquidation to a going concern basis.

     On December 31, 1997, the Board of Directors of ECOC made commitments with several educational and charitable institutions to make contributions totalling $550,000 in a period of four years commencing in 1998, which was recorded in the accompanying financial statements. In connection with the termination of the El Comandante Lease, HDA assumed this contingent liability.


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

     Commissions on Wagering

     ECOC earned commissions ("ECOC Commissions") on bets placed on El Comandante's thoroughbred horse races through wagering facilities at El Comandante and at wagering facilities located at independently owned off-track betting ("OTB") agencies throughout Puerto Rico, and from wagering on races simulcasted outside Puerto Rico, principally to Dominican Republic. El Comandante offers bettors win and place, daily double, exacta, trifecta, quiniela and pool wagering. Commissions are based on percentages of wagers
(PAGE)
established by law and vary for the different types of wagers in Puerto Rico, as follows: 26% of daily double and pool wagers; 20% of exacta, trifecta and quiniela wagers; and 25% of losing wagers on win and place wagers. ECOC Commissions on wagers in Puerto Rico during the years ended December 31, 1997, 1996 and 1995 averaged 21.08%, 21.27% and 20.56%, respectively.
Commissions on simulcasted races are negotiated with wagering facilities outside Puerto Rico. ECOC Commissions on wagers on simulcasted races during the years ended December 31, 1997 and 1996 and 1995 averaged 6.34%, 6.20% and 6.36%, respectively.

     Restricted Cash

     Restricted cash represents (i) accumulated cash in the "Pool Pote" which is funded by 4% of the amounts payable to winners of the daily Pick 6 pool and (ii) a bonus amount which is added to the Pick 6 pool payout of predetermined race days. The Pool Pote is paid out when there is a sole pool winner or when it reaches $2 million, $1 million is paid out as part of the regular Pick-6 pool on the following Sunday or Holiday. The corresponding payables are recorded as part of the liability for outstanding winning tickets and refunds.

     Accounts Receivable

     Accounts receivable include balances from pool agents, simulcasting commissions, fees earned under a management agreement described in Note 4 and other miscellaneous amounts. As of December 31, 1997 and 1996, reserves for doubtful accounts amounted to $290,067 and $292,087, respectively.

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

     Telecommunication Installation Costs

     These costs are related to the installation of telephone lines by the Puerto Rico Telephone Company ("PRTC") and to excise taxes on the off-track telecommunication equipment. The costs are amortized on a straight-line basis over the remaining life of an agreement with PRTC expiring on April 1, 1999. Amortization expense for the years ended December 31, 1997, 1996 and 1995 was approximately $60,000 in each year.

     Noncompetition Agreement

     These costs are related to a Noncompetition Agreement entered into with the majority owner of Supra & Company S.E. ("Supra") and former President of ECOC which prohibited him from investing or participating in horse racing operations anywhere in the Caribbean for a period of three years from August 1, 1994. The amount of $750,000 payable under the agreement was recorded as
(PAGE)
a deferred cost and was amortized on a straight-line basis over the noncompete period. Amortization expense for the years ended December 31, 1997, 1996 and 1995 was $145,833, $250,000 and $250,000, respectively.

     Furniture and Equipment

     Furniture and equipment is stated at cost and depreciated on a straight-line basis over their estimated useful lives, which range from 5 to 10 years. Major replacements and improvements are capitalized and depreciated over their estimated useful lives. Repairs and maintenance are charged to expense when incurred. As of December 31, 1997 and 1996, furniture and equipment was as follows:
                                                    December 31,
                                    Useful   --------------------------
                                    Lives       1997            1996
                                   --------  ----------     -----------
     Furniture                      10       $  429,467     $  399,088
     Equipment                      4-14      5,299,105      4,948,516
     Motor vehicles                 6           937,537        799,145
                                             ----------     -----------
                                              6,666,109      6,146,749
     Less - Accumulated depreciation         (2,892,785)    (2,182,683)
                                             ----------     -----------
                                             $3,773,324     $3,964,066
                                             ==========     ===========

     For information with respect to pledged assets, see Note 4.


3.  PENSION PLAN:

     ECOC has a non-contributory defined benefit pension plan covering substantially all of its nonunion employees. As a result of the transfer of the company's assets, liabilities and commitments, HDA is now the sponsor of the nonunion employees pension plan. Benefits are based on the employee's years of service and highest average earnings over five consecutive years during the last 15 years of employment. ECOC's policy is to fund an amount not less than the ERISA minimum funding requirement or more than the maximum deductible under the Puerto Rico tax law.

     The net periodic pension expense for the years ended December 31, 1997, 1996 and 1995, respectively, included the following components:

                                          1997        1996        1995
                                       ----------  ----------  ----------
Service cost                           $  81,851    $ 80,475   $  88,613
Interest cost                             62,012      54,471      44,982
Actual return on plan assets             (31,478)    (29,061)    (13,768)
Amortization of transitional asset        22,964      16,690      (1,701)
                                       ----------  ----------  ----------
Net pension expense                    $ 135,349    $122,575   $ 118,126
                                       ==========  ==========  ==========



(PAGE)
    Reconciliation of the funded status and the amounts recognized in the accompanying statements of net liabilities follows:

                                          1997        1996        1995
                                       ----------  ----------  ----------
Accumulated benefit obligations -
  Vested                               $ 564,891   $ 383,675   $ 350,061
  Non-vested                              35,211      23,828      15,400
                                       ----------  ----------  ----------
                                       $ 600,102   $ 407,503   $ 365,461
                                       ==========  ==========  ==========

Actuarial present value of projected
  benefit obligations                  $(926,531)  $(723,857)  $(661,354)
Plan assets at fair value                465,855     352,889     333,167
                                       ----------  ----------  ----------
Under funded status                     (460,676)   (370,968)   (328,187)
Item not yet recognized in earnings -
  Unrecognized transitional obligation   286,893     234,975     198,008
                                       ----------  ----------  ----------
Accrued pension expense                $(173,783)  $(135,993)  $(130,179)
                                       ==========  ==========  ==========

    Assumptions used for the above computations included:

                                          1997        1996        1995
                                       ----------  ----------  ----------
Discount rate                             7.5%         8%          8%
Expected rate of increase in future
  compensation levels                     4.5%         5%          5%
Expected long-term rate of return on
  assets                                  7.5%         8%          8%


4.   THE OPERATING LICENSE AND EL COMANDANTE LEASE:

     Operating License

     On December 15, 1989, the Puerto Rico Racing Board (the "Racing Board") granted ECOC a license to operate El Comandante, which expires on December 14, 2004 (the "Operating License"). The Operating License, which requires payment of an annual license fee (currently $250,000), provides ECOC with: (i) the exclusive right to operate a race track in the area of Puerto Rico known as the San Juan Region, which approximates the northern half of Puerto Rico, as delineated in maps produced by the Puerto Rico Planning Board and Government Development Administration; (ii) the exclusive right to conduct all types of authorized betting, both at El Comandante and off-track, anywhere in Puerto Rico, based on races held at El Comandante; and (iii) the right to hold a minimum 180 day or night race days per year.

     El Comandante's horse racing and pari-mutuel wagering operations are subject to substantial government regulation. Pursuant to the Puerto Rico Horse Racing Industry and Sport Act (the "Racing Act"), the Racing Board and the Puerto Rico Racing Administrator (the "Racing Administrator") exercises significant regulatory control over ECOC's racing and wagering operations.
(PAGE)
For example, the Racing Administrator determined the monthly racing program for El Comandante and approved the number of annual race days in excess of the statutory minimum of 180. The Racing Act also apportions payments of monies wagered that would be available as ECOC Commissions. The Racing Board consists of three persons appointed to four-year terms by the Governor of Puerto Rico. The Racing Administrator is also appointed by the Governor for a four-year term.

     El Comandante Lease

     Until December 31, 1997 HDA leased El Comandante to ECOC under a lease agreement, as amended, (the "El Comandante Lease") that required payments by ECOC to HDA of rent consisting of 25% ("Basic Rent") of the annual commissions earned by ECOC. These commissions consist of all payments received by ECOC on all monies wagered with respect to horse racing occurring at El Comandante, whether wagered at El Comandante or at other betting facilities in Puerto Rico or any other country. In 1995 the El Comandante Lease also provided for payment of certain fixed rent of $400,000. The El Comandante Lease provided for ECOC to pay all El Comandante expenses except that, pursuant to (i) an amendment effective January 1, 1996, HDA assumed the obligation to pay real property taxes on El Comandante and (ii) an amendment effective January 1, 1997, HDA assumed the obligation to pay the annual racing license fee.

     Termination of El Comandante Lease and Assignment of Operating License

     Due to the existing default for unpaid Basic Rent and for certain other reasons permitted under the El Comandante Lease, HDA terminated the El Comandante Lease. In connection therewith on January 1, 1998 at HDA's direction (i) ECOC transferred, at book value, to El Comandante Management Company, LLC ("ECMC"), a wholly owned subsidiary of HDA, all assets employed in the racing business, (ii) ECMC assumed all agreements and liabilities of ECOC, including the $3.1 million payable to HDA, and (iii) ECOC assigned to ECMC the Operating License.

     The termination of the El Comandante Lease and the assignment of the Operating License to ECMC are subject to the approval of the Racing Board, which has not make a final determination on this matter but has temporarily permitted ECMC to operate El Comandante until their review process is concluded.

     Consulting Agreement

     Pursuant to a consulting agreement between ECOC and Interstate General Properties Limited Partnership S.E. ("IGP") (the "Consulting Agreement"), and as required under the El Comandante Lease, ECOC retained as executive management three racing consultants then employed by IGP. In April 1996, IGP assigned its interest in the Consulting Agreement to Equus Management Company ("EMC") and the three racing consultants became employees of EMC. Except for $25,000 of the annual salary and related payroll costs of one consultant, ECOC reimbursed all of payroll and fringe benefit costs with respect to the employment of the consultants. The Consulting Agreement was cancelled effective July 1, 1997. Fees incurred by ECOC pursuant to the Consulting Agreement during the years ended December 31, 1997, 1996 and 1995 were $560,700, $894,000 and $871,000, respectively.
(PAGE)
     Horse Owners' Agreement and Wagering Service Agreement

     ECOC had an agreement with the Confederacion whereby 50% of wagering commissions received by ECOC on races held at El Comandante are to be paid to the Confederacion through April 1, 1998, plus an annual fixed amount of $55,000 from 1993 to 1998. The Confederacion also receives a minimum of $500 per race day for ECOC's wagering commissions on El Comandante races simulcasted outside Puerto Rico ("Simulcasting Commissions") and when Simulcasting Commissions exceed simulcasting expenses plus $500, the Confederacion receives $500 plus 50% of Simulcasting Commissions.

     ECOC received wagering services, software and equipment under a service agreement with Autotote Systems, Inc, effective through March 15, 2005. The service agreement required minimum annual payments which consist of the greater of $800,800 annually or .65% (.0065) of total wagering. The Confederacion had agreed to reimburse ECOC an amount equal to .325% (.00325) of wagering for each race day up to a maximum of $3,461 per race day until April 1998.


5.  PAYABLES TO HOUSING DEVELOPMENT ASSOCIATES S.E.:

     Under the El Comandante Lease, ECOC was required to pay HDA its Basic Rent for each race day on the 29th day following such racing day. ECOC's failure to pay Basic Rent, in the aggregate, in an amount equal to one month's average Basic Rent (based on the preceding 12 months) for a period of 30 days was an event of default under the El Comandante Lease. During 1997 ECOC was in default of this provision.

     As a result of the event of default related to payment of Basic Rent and for certain other reasons permitted under the El Comandante Lease, on October 31, 1997, HDA notified ECOC of the termination of the El Comandante Lease effective December 31, 1997. Effective January 1, 1998 ECMC assumed all ECOC's liabilities, including this payable to HDA.


6.  OTHER LIABILITIES AND EXTRAORDINARY ITEM:

     Other liabilities at December 31, 1996 consisted of (i) unsecured notes of $160,000 to IGP and $40,000 to Supra, including accrued interest, (ii) $500,000 of accrued past service costs payable to Supra and Supra's majority owner, Ruben Velez Lebron and his wife ("Velez"), under a series of agreements executed on December 13, 1993 incident to the reorganization of ECOC as a nonstock corporation (the "Supra Agreements") and (iii) $1,750,000 payable to Supra and Velez for the purchase of ECOC's stock and for the amount payable under the Noncompetition Agreement. The unsecured notes of $200,000 bore interest at 2.5% over the prime rate, without a stated maturity date, which at December 31, 1996 was 10.75%.

     In connection with the purchase by HDA of Supra's 17% interest in HDA the obligations to Supra and Velez were canceled on August 19, 1997 in exchange for a payment by HDA of $260,000 to Supra and Velez. In December 1997 ECOC paid IGP $210,000 in cancellation of the note and accrued interest which totalled $291,722. The cancellation of the obligations to Supra and Velez and the amount of discount in cancellation of the IGP note have been
(PAGE)
recorded in the accompanying statement of operations and transactions in liquidation for the year ended December 31, 1997 as extraordinary items.


7.  INCOME TAXES:

     Deferred tax assets of $687,656 and $652,337, net of valuation allowances of $1,272,848 and $1,729,926, were recorded as of December 31, 1997 and 1996, respectively. These assets arose from the difference between the tax basis of certain liabilities and their reported amounts in the financial statements (which will result in deductible amounts in future years when such liabilities are finally settled) and from the benefits of net operating loss carryforwards ("NOL") which are available to offset future taxable income in 1998, mainly from the gain on the transfer of assets and liabilities on January 1, 1998 to HDA upon termination of the El Comandante Lease. Any tax deficiency of ECOC will be assumed by ECMC.

     The deferred credit for income taxes for the years ended December 31, 1997, 1996 and 1995 is net of an increase (decrease) in the valuation allowance of ($457,078), $310,493 and $572,943, respectively.


8.  LEGAL PROCEEDINGS:

     ECOC has been named as a defendant in various lawsuits and might be subject to certain other claims arising from its normal business operations, including employment-related claims. Based upon facts available to date, management and legal counsel believe that none of such actions will have a material adverse effect on ECOC's financial position or results of operations.


9.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The balance sheet carrying value of cash and receivables approximates fair value because of the liquid nature of these assets. The carrying value of the notes receivable approximates fair value because these notes bear interest at a rate higher than prime rate. The carrying value of the capital lease obligations approximates fair value because these obligations bear interest at market.















(PAGE)           EL COMANDANTE OPERATING COMPANY, INC.


         SCHEDULE -II- ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE



 For Year      Balance     Provision                            Balance
 ended         Beginning   Charged to                           End of
 December 31,  of Year     Expense      Write-Offs  Recoveries  Year
 ------------  ----------  -----------  ----------  ----------  ---------
    1995         248,887      100,000    (192,025)     14,873    171,735

    1996         171,735      100,008           0      20,344    292,087

    1997         292,087       50,008    ( 91,416)     39,388    290,067


     Under the on-line off-track betting system, ECOC has daily receivables from agents for the difference between amounts wagered at the agencies, less
(1) payouts made by agents to winnings bettors and (2) agents' commissions. The uncollectible receivables are the result of significant volume in wagering resulting from the on-line system, which increases the amount of daily receivables.
































(PAGE)
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 Not applicable.

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AND EMC


Managing Partner of the Company

 Equus Management Company ("EMC") is the managing general partner of the Company and, as such, has full and exclusive responsibility and authority to manage the Company, including declaring and authorizing cash distributions, making employment decisions, determining executive compensation and making investment decisions and other decisions normally made by executive officers and directors of a corporation.

 EMC does not engage in any significant activities other than managing the business of the Company. EMC is governed by its Board of Directors, which currently consists of seven persons. Directors will be elected in the future either by Interstate Business Corporation ("IBC"), as the parent company of EMC, or by the directors then holding office subject to certain limitations, including that at least two of the directors be independent of the Company, IBC and Interstate General Company L.P. ("IGC"). Thus, Unitholders do not have the power to elect EMC's directors. The officers of EMC are elected by its Board of Directors. At present, two of EMC's directors are directors of IGC's managing general partner and two are officers and directors of IBC.

 Approximately 99.4% of IBC is owned by the adult children of James J. and Barbara A. Wilson. IGC is managed by its managing general partner, Interstate General Management Corporation ("IGMC"). The Wilson family and companies controlled by them, including IBC and Wilson Family Limited Partnership ("WFLP"), hold approximately a 54.1% interest in IGC and a 42.6% interest in the Company.

Directors and Executive Officers of the Company and EMC

 The table below sets forth the name, age and positions with the Company and EMC of each director and executive officer of EMC and each executive officer of the Company.












(PAGE)
   Name                    Age          Positions with the Company and EMC
------------------------   -------      -----------------------------------

Thomas B. Wilson           35           President and Chief Executive
                                        Officer of EMC and the Company;
                                        Director of EMC

Juan M. Rivera-Gonzalez    50           Executive Vice President and
                                        Chief Operating Officer of EMC
                                        and the Company; Director of EMC

Gretchen Gronau            33           Vice President, Chief Financial
                                        Officer and Treasurer of EMC
                                        and the Company

Rafael Otero               42           Senior Vice President of EMC
                                        and the Company

Carlos R. Rodriguez        52           Senior Vice President of EMC
                                        and the Company

Angel Blanco-Bottey        58           Senior Vice President of EMC
                                        and the Company

Donald G. Blakeman         65           Director of EMC

Donald J. Kevane           66           Director of EMC

Alberto M. Paracchini      65           Director of EMC

Barbara A. Wilson          61           Director and Secretary of EMC

Kevin Wilson               39           Director of EMC

Relationships Barbara A. Wilson is the mother of Thomas B. Wilson and Kevin Wilson.

Certain additional information concerning the above persons is set forth below.

 Thomas B. Wilson has been President and Chief Executive Officer of EMC and the Company since January 1998 and Director of EMC since February 1998. He has been a Director of IGMC since December 1995 a Director of IBC since 1994 and a Vice President of IBC since September 1994. From 1994 to December 1997 he was President of El Comandante Operating Company, Inc.("ECOC").

 Juan M. Rivera-Gonzalez has been Executive Vice President and Chief Operating Officer of EMC and the Company since January 1998 and Director of
EMC since February 1998.   From January 1996 to December 1997 he was
Executive Vice President of the Company. From September 1995 to December 1995 he served as Vice President of the Company and was also Vice President of IGC from 1994 to April 1996. From April 1991 to December 1993 he was President and General Manager of ECOC.


(PAGE)
 Gretchen Gronau is a Certified Public Accountant and has been Vice President and Chief Financial Officer of the Company and EMC since August 1996. From May 1990 to August 1996 she served in various tax and financial management positions with IGC, including Vice President from August 1994 to August 1996. She has served as Assistant Treasurer of IBC since October 1996.

 Rafael Otero has been Senior Vice President of EMC and the Company since January 1998 and Vice President of EMC since April 1996. From 1987 to April 1996 he was an employee of IGC or ECOC and served in the following positions:
Vice President of IGC from February 1992 to April 1993; Treasurer and Senior Vice President of ECOC from April 1993 to December 1993; Vice President of IGC from December 1993 to April 1996. He is currently serving as General Manager of EGP.

 Carlos R. Rodriguez has been Senior Vice President of EMC and the Company since January 1998. Prior to January 1998 he was Vice President of IGC since 1989.

 Angel Blanco-Bottey has been Senior Vice President of EMC and the Company since January 1998. He joined ECOC in 1997 as Executive Vice President and
Chief Financial Officer.   From 1993 to 1997 he engaged in selective
consulting work and served in several boards of directors. Prior to 1993 he served as Executive Vice President of Banco-Central Hispano- P.R., a commercial bank, from which he retired. He is currently serving as Executive Vice President of ECMC.

 Donald G. Blakeman, until retired effective December 31, 1997, served as the President of EMC and the Company since January 1996 and a Director of EMC since its formation in 1994. Since 1994, he was Executive Vice President of EMC until January, 1996 and Chief Financial Officer of EMC until August 1996. He has been a Director of IGMC since its formation in 1986. He was Executive Vice President of IGC and IGMC from 1986 until August 1996 and Secretary from December 1990 to 1995. He was a Director of IGC's predecessor companies from 1970 to 1986 and served in various executive positions in those companies.

 Donald J. Kevane has been a Director of EMC since its formation in 1994. He is a certified public accountant and senior partner in the Puerto Rico accounting firm of Kevane Peterson Soto & Pasarell, which he founded in 1975. He is also a director since 1990 of Venture Capital Fund, Inc., a Puerto Rico-based venture capital firm and a director since 1985 of Universal Insurance Co., a subsidiary of Kirby Industries.

 Alberto M. Paracchini has been a Director of EMC since its formation in 1994. He has been a director of BanPonce Corporation since January 1991, and
was Chairman of the Board from January 1991 to April 1993.   He is Vice
Chairman of the Board of Puerto Rican Cement Company, Inc. and a director of Venture Capital Fund, Inc., a Puerto Rico-based venture capital firm.

 Barbara A. Wilson has been a Director of EMC since January 1996 and Secretary of EMC since August 1996. She served as Director of IGMC from
December 1995 to 1996.   She has been a Director of IBC since 1987, Chairman
of the Board since March 1996,  Secretary since 1990 and Treasurer since
1993.

(PAGE)
 Kevin Wilson has been a Director of EMC since September 1996. He has been the President, Director and majority owner since 1989 of Community Homes, Inc., a homebuilding company of which he was a co-founder.

Section 16(a) Beneficial Ownership Reporting Requirements

 WFLP filed late on March 31, 1998 a Form 5 to report changes in its beneficial ownership of Units during 1997 and a Form 4 with respect to its acquisition of Units in January 1998.


ITEM 11.   EXECUTIVE COMPENSATION

 Until December 31, 1997 the Company did not have any employees. EMC had five employees who were officers of EMC and/or the Company, and were previously employees of Interstate General Properties Limited Partnership S.E. ("IGP"), a subsidiary of IGC. Three of these employees rendered services to ECOC pursuant to a consulting agreement that was cancelled
effective June 30, 1997.   ECOC reimbursed to EMC all of their compensation
and related costs, except for $25,000 of one employee's annual salary which was paid by the Company.

 The Company reimbursed EMC for its costs and expenses, including compensation of officers and directors, in excess of amounts EMC received from other sources, which sources were primarily cash distributions from the Company and reimbursements and fees for (i) services pursuant to the consulting agreement with ECOC, (ii) services pursuant to the management agreement with HDA, and (iii) limited services rendered to IGP and IGC by Mr. Blakeman and Ms. Gronau.

 All employees and management contracts of EMC were transferred to a wholly-owned subsidiary of the Company on January 1, 1998. Consequently, EMC's only significant costs will be Directors' fees and expenses. The Company will reimburse all costs of EMC in excess of any cash it receives, which will primarily be distributions from the Company.

 Summary Compensation Table. The following table sets forth the aggregate compensation with respect to the Chief Executive Officer and each of the other four most highly compensated executive officers of EMC.
















(PAGE)                                               Long-Term
                                                     Compensation
                         Annual Compensation(1)         Awards
                         ---------------------------   ------------
                                                      Securities
                                                      Underlying
                                         Other Annual  Options/   All Other
Name & Principal         Salary   Bonus  Compensation  SAR's     Compensation
    Position       Year  ($)      ($)       ($)       # (2)      ($)(1)(3)
------------------ ----- -------  -----  ------------ ---------- ----------
Donald G. Blakeman(4)                                 27,900
President          1997  315,200    -        -        SAR         9,420
                   1996  315,200    -        -                    9,492

Donald Drew(5)                                        20,000      9,420
Senior Vice                                           Options
  President        1997  385,800  161,620    -                      -
                   1996     -       -        -

Juan M. Rivera                                        10,000      9,420
Executive Vice                                        SAR
 President         1997  180,200   50,000                           -
                   1996     -       -        -

Rafael Otero                                          10,000      8,200
Vice President     1997  135,200   47,500     -       SAR           -
                   1996     -       -        -

Gretchen Gronau                                       10,000
Vice President                                        SAR
  and CFO          1997  100,200    -        -                    5,400
                   1996   90,200    -        -                    4,692


     (1) The annual and other compensation paid to Messrs. Drew, Rivera and Otero for 1996 was omitted since all but $25,000 of such annual compensation was reimbursed to EMC by ECOC. For 1997 the entire amount of compensation has been included. However, the consulting agreement with ECOC was cancelled effective June 30, 1997.

     (2) Represents Replacement Awards granted by the Company for unit Appreciation Rights and Unit Options.

     (3)  Reflects EMC's contributions to Retirement Plan discussed below.

     (4)  Retired effective December 31, 1997.

     (5) His employment terminated on September 30, 1997 but continued receiving compensation until end of year while on vacations. His salary for 1997 includes a payment of $45,600 for accrued vacations and unpaid at December 31, 1997. His bonus include $71,620 payable on April 1998 pursuant to his employment agreement.




(PAGE)
     Employment Agreements. Messrs. Drew and Rivera entered into employment agreements with IGP which were assigned to EMC as of April 22, 1996. Mr. Drew's agreement, which expired December 31, 1997, provided for a base salary of $340,000 annually, plus an annual bonus payable no later than April 30 of each year, equal to (a) 3% of Basic Rent (as defined in the El Comandante Lease) payable by ECOC for the prior calendar year, (b) less $340,000. Effective January 1, 1998 Mr. Drew is no longer an employee of EMC but will be entitled to a bonus of $71,620 in 1998 based on Basic Rent of El Comandante for 1997.

     Mr. Rivera's agreement, which was cancelled effective December 31, 1997, provided for a base salary of $180,000 annually, plus an annual bonus payable by April 30 of each year equal to .33% of the Basic Rent payable by ECOC to HDA for the previous year. Mr. Rivera remains as an employee without any formal bonus arrangement.

     Retirement Plan.   The EMC employees were all members of IGC's retirement
plan (the "Retirement Plan") as employees of IGP and continue under the same plan as employees of EMC. Contributions to the Retirement Plan in 1996 and 1997 were in amounts equal to 4% of base salaries and wages not in excess of the U.S. Social Security taxable wage base, and 8% of salaries (limited to $150,000) that exceeded that wage base.

     Directors.   Directors of EMC who are not employees of the Company, EMC or any of their affiliates, receive directors' fees established by the Board of Directors of EMC. These Directors are compensated at a rate of $3,750 per quarter, $1,000 per meeting and out-of-pocket expenses for meetings. In 1997, the directors' fees totaled $88,200.

     Unit Options and Unit Appreciation Rights. The five employees of EMC who were previously employed by IGP (the "Transferred Employees") participated in IGC's Unit Incentive Plan and Unit Option Plan ("Employee Plans"). Effective December 31, 1996 the Company agreed, pursuant to the terms of a Control Transfer Agreement, to grant the Transferred Employees unit incentive awards ("Replacement Awards") that provide benefits substantially equivalent to the awards in the Employee Plans of IGC.

     When the Company assumed the obligations for the Replacement Awards, IGC transferred to the Company 75,000 of its unregistered Class A limited Partnership Units ("IGC Units"), which are to be used to satisfy the Company's obligations under the Replacement Awards. The Replacement Awards include (i) Unit Appreciation Rights to four EMC employees and (ii) an option granted to Donald Drew to purchase 20,000 IGC Units and 10,000 Units of the Company ("Drew Options"). The Drew Options were fully vested and exercisable at December 31, 1997 but expired on March 31, 1998 without being exercised.
The Company is required to return to IGC the 20,000 IGC Units.

     The Unit Appreciation Rights entitle the holders to receive upon exercise, an amount payable in cash, Units of the Company, IGC Units or some combination thereof, as determined by EMC's Directors. The amount received upon exercise is based on the excess of the fair market value of the IGC's Units, plus 50% of the fair market value of the Company's Units, over the $4 base price of the Unit Appreciation Rights ("UAR"). The fair market values of the units are determined based on the average for a 20 day period commencing 10 days before the exercise date.
(PAGE)
     The 1996 activity under these plans is summarized on the following tables:

                AGGREGATED OPTION / UAR EXERCISES IN 1997 AND
DECEMBER 31, 1997 OPTION / UAR VALUES

                                                 Number of
                                                 Securities      Value of
                                                 Underlying      Unexercised
                                                 Unexercised     In-the-money
                                                 Options         Options
                                                 and UAR at      and UAR at
                                                 December 31,    December 31,
                                                    1997            1997
                              Units              ------------    ------------
                              Acquired  Value    Exercisable/    Exercisable/
                              Exercise  Realized Unexercisable   Unexercisble
                                (#)     ($)        (#)              ($)
                              --------  -------- -------------  ------------
Unit Appreciation Rights-
  Donald G. Blakeman             -         -    27,900/ -      36,300/  -
  Juan M. Rivera                 -         -     8,000/ 2,000  10,495/2,625
  Rafael Otero                   -         -     6,000/ 4,000   7,870/5,250
  Gretchen Gronau                -         -     8,000/ 2,000  10,495/2,625
Options-
  Donald Drew                    -         -    20,000/  -      26,240/  -





























(PAGE)
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN UNITHOLDERS AND MANAGEMENT

     The following table sets forth certain information regarding the Units that are beneficially owned as of March 25, 1998 (i) by each director of EMC or executive officer of EMC or the Company, (ii) by all directors of EMC and executive officers of EMC or the Company, as a group, and (iii) by each person who is known by EMC or the Company to beneficially own more than 5% of the outstanding Units of the Company. Except where noted, the address for the beneficial owner is Doral Building, 7th Floor, 650 Munoz Rivera Avenue, Hato Rey, PR 00918.

                                             Beneficial Ownership (1)
Name of Beneficial Owner                        Number
--------------------------                      of Units     Percent
                                               -----------   --------
Management and Directors
     Barbara A. Wilson (2)                            50         -
     Kevin Wilson (2)                             86,397       1.36%
     Thomas B. Wilson (2)                         86,397       1.36%
     Donald J. Kevane                              1,000        .02%
     Donald G. Blakeman                          186,894       2.95%
     Gretchen Gronau                                 900       0.01%

     All executive officers of EMC and
     the Company and directors of EMC,
     as a group (6 persons)                      361,438       5.71%

Other Unitholders
     HDA Management Corporation                1,205,245      19.03%

     Wilson Family Limited Partnership(2)
     222 Smallwood Village Center
     St. Charles, Maryland  20602              2,267,721      35.80%


--------------------------------------------------------------------------
     (1) The beneficial ownership of Units is determined on the basis of Units directly and indirectly owned by executive officers and directors of EMC and units to be issued under options which are exercisable within the next 60 days.

     (2) WFLP is owned by the adult children of Barbara Wilson, including Kevin Wilson and Thomas Wilson. However, because none of them is a general partner in WFLP, the units of the Company owned by WFLP are not considered beneficially owned by them.










(PAGE)
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except for the matter discussed below concerning Thomas B. Wilson, the information responding to this item appears in Note 10 to the Company's consolidated financial statements included in Item 8 of this report.

     Thomas B. Wilson has been serving as Vice President of Caribe Waste Technologies, Inc. ("CWT") a subsidiary of IGC engaged in the development of municipal solid waste treatment facilities and has been, and will continue to be, devoting time to this operation. CWT will reimburse the Company for actual payroll costs attributed to time spent by Mr. Wilson on waste technology matters.











































(PAGE)
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

Index to Financial Statements.

     (i) Financial Statements (included in Item 8)

         Equus Gaming Company L.P.
           Report of Independent Public Accountants
           Consolidated Statements of Income (Loss) for the years
              ended December 31, 1997, 1996 and 1995
           Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Changes in Partners' Deficit for
              each of the three years in the period ended December 31, 1997 Consolidated Statements of Cash Flows for the years ended
              December 31, 1997, 1996 and 1995
           Notes to Consolidated Financial Statements

         El Comandante Operating Company, Inc.
           Report of Independent Public Accountants
           Statements of operations and Transactions in Liquidation for the year ended December 31, 1997 and Operations for each of the two years in the period ended December 31, 1996
           Statements of Net Liabilities in Liquidation as of December 31,
              1997 and Net Liabilities as of December 31, 1996
           Statements of Cash Flows for the three years in the period ended
              December 31, 1997
           Notes to Financial Statements

     (ii) Financial Statements Schedules (included in Item 8)

         El Comandante Operating Company, Inc.
           Schedule II - Allowance for Doubtful Accounts Receivable























(PAGE)
Exhibits.

Exhibit
Number             Exhibit Description                     Reference
---------------------------------------------------------------------------
3.1       First Amended and Restated Limited    Exhibit 3.1 to Registration
          Partnership Agreement of Equus        Statement on Form S-11
          Gaming Company L.P. (the "Company")   No. 33-90982 of the Company
                                                ("Second Form S-11")

3.2       Certificate of Limited Partnership    Exhibit 3.1 to Registration
          of the Company                        Statement on Form S-11
                                                No. 33-82750 of the Company
                                                ("Form S-11")

3.3       First Amendment to Certificate of     Exhibit 3.2 to Form S-11
          Limited Partnership of the Company

3.4       Second Amendment to Certificate of    Exhibit 3.3 to Form S-11
          Limited Partnership of the Company

3.5       Third Amendment to Certificate of     Exhibit 3.5 to Form S-11
          Limited Partnership of the Company

3.6       Fourth Amendment to Certificate of    Filed herewith
          Limited Partnership of the Company

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




(PAGE)
10.6      HDA Guaranty of certain obligations   Exhibit 10.5 to Form S-4
          Ruben Velez Lebron and Supra &
          Company, S.E. ("Supra")dated
          December 14, 1993

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

10.15     Assignment Agreement (General         Exhibit 10.16 to Form S-4
          Intangibles) dated December 15, 1993,
          between HDA and Banco Popular

10.16     Pledge Agreement between ECCC and     Exhibit 10.17 to Form S-4
          Banco Popular

10.17     Mortgage Note of $52,000,000 of HDA   Exhibit 10.18 to Form S-4

10.18     Mortgage Note of $26,000,000 of HDA   Exhibit 10.19 to Form S-4

10.19     Deed of Modification and Extension    Exhibit 10.20 to Form S-4
          of First Mortgage to Secure
          Additional Mortgage Note, No. 43,
          dated December 15, 1993
(PAGE)
10.20     HDA Note in the amount of             Exhibit 10.21 to Form S-4
          $68,000,000 to ECCC dated December
          15, 1993

10.21     Master Support and Services           Exhibit 10.20 to Form S-11
          Agreement dated December 9, 1994,
          between Interstate General Company
          L.P. ("IGC") and the Company

10.22     Consulting Agreement dated December   Exhibit 10.21 to Form S-11
          15, 1993 between ECOC and IGP

10.23 Closing Agreement dated November 16, Exhibit 10.26 to Form S-11 1994, among Multi-Media Television,
          Inc., JEM Communications, Inc. Tele
          38, Inc., S & E Network, Inc. and HDA

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

10.31     First Amendment to the Distribution   Exhibit 10.31 to Second
          Agreement dated February 3, 1995      Form S-11

10.32     Registration Rights Agreement dated   Exhibit 10.32 to Second
          February 6, 1995 between the Company Form S-11 and IGC


(PAGE)
10.33     Amended and Restated Registration     Exhibit 10.29 to Form S-11
          Rights Agreement with respect to the
          Warrants dated December 12, 1994 by
          and among HDA, HDAMC, the Company
          and Oppenheimer & Co., Inc. and The
          Argosy Securities Group L.P.

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

10.35     Fourth Supplemental Indenture dated   Exhibit 10.35 to 1995 10-K
          February 27, 1996 to the Indenture

10.36     First Amendment to Amended and        Exhibit 10.36 to 1995 10-K
          Restated Lease Agreement dated
          March 28, 1996

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

10.39     Time Brokerage Agreement by and       Exhibit 10.39 to 1995 10-K
          between Paxson and S&E dated January
          31, 1996

10.40     Escrow Agreement dated January 31,    Exhibit 10.40 to 1995 10-K
          1996 by and among Paxson, S&E and
          First Union National Bank of Florida

10.41     Guaranty by Paxson in favor of S&E    Exhibit 10.41 to 1995 10-K
          and HDA dated January 31, 1996

10.42 Broadcast Agreement between ECOC and Exhibit 10.42 to 1995 10-K S&E dated February 1, 1996

10.43     First Amendment to the Amended and    Exhibit 10.43 to Annual
          Restated Registration Rights          Report on Form 10-K/A of
          Agreement dated August 15, 1995       the Company for the year
                                                ended December 31, 1995
                                                ("1995 10-K/A")

10.44     Assignment and Assumption of          Exhibit 10.44 to 1995
          Consulting Agreement dated April      10-K/A
          22, 1996


(PAGE)
10.45     Assignment and Assumption of          Exhibit 10.1 to Quarterly
          Employment Agreements dated           Report on Form 10-Q of the
          April 22, 1996                        Company for the quarter
                                                ended June 30, 1996

10.46     Stock Purchase Agreement by and       Exhibit 10.1 to Quarterly
          between HDA and Paxson dated          Report on Form 10-Q of the
          November 12, 1996                     Company for the quarter
                                                ended September 30, 1996

10.47     Employment Agreement between IGP      Exhibit 10.47 to Annual
          and Donald Drew dated                 Report on Form 10-K of the
          December 14, 1993                     Company for the year ended
                                                December 31, 1996
                                                ("1996 10-K")

10.48     Employment Agreement between IGP      Exhibit 10.48 to 1996 10-K
          and Juan Manuel Rivera dated
          June 1, 1995

10.49     Closing Agreement by and among S&E,   Exhibit 10.49 to 1996 10-K
          Paxson, Equus and HDA dated January
          21, 1997

10.50     Control Transfer Agreement by and     Exhibit 10.50 to 1996 10-K
          among IBC, IGC, IGP, HDA, EMC and
          the Company dated December 31, 1996

10.51     Amendment to Control Transfer         Exhibit 10.51 to 1996 10-K
          Agreement by and among IBC, IGC,
          IGP, HDA, EMC and the Company
          dated March 25, 1997

10.52     Broadcast Agreement among S&E,        Exhibit 10.52 to 1996 10-K
          HDA and Paxson dated January
          21, 1997

10.53     Second Amendment to Amended and       Exhibit 10.53 to 1996 10-K
          Restated Lease Agreement dated
          March 31, 1997

10.54     Letter Agreement dated May 13,        Exhibit 10.1 on Quarterly
          1997 by and between Equus Gaming      Report on Form 10-Q of the
          Company L.P.,  HDA, Supra &           Company for the Quarter
          Company S.E. and Ruben Velez and      ended March 31, 1997
          his wife

10.55     Letter Agreement dated July 18,       Exhibit 10.1 on Quarterly
          1997 by and between Equus Gaming      Report on Form 10-Q of the
          Company L.P.,  HDA, Supra &           Company for the Quarter
          Company S.E. and Ruben Velez and      ended June 30, 1997
          his wife



(PAGE)
10.56     Eight Amended and Restated            Exhibit 10.1 on Quarterly
          Partnership Agreement of HDA dated    Report on Form 10-Q of the
          August 19, 1997                       Company for the Quarter
                                                ended September 30, 1997

10.57     Fifth Supplemental Indenture dated    Exhibit 10.2 on Quarterly
          November 14, 1997 to the Indenture    Report on Form 10-Q of the
                                                Company for the Quarter
                                                ended September 30, 1997

10.58     Asset Purchase and Sale Agreement     Filed herewith
          by and between El Comandante
          Management Company LLC ("ECMC") and
          ECOC dated December 19, 1997

10.59     Second Amendment to Control           Filed herewith
          Transfer Agreement by and among
          IBC, IGC, IGP, HDA, EMC and the
          Company dated December 19, 1997

10.60     Guaranty Agreement by and between     Filed herewith
          EMC and IGC dated December 30, 1997


10.61     Agreement to Retire Partnership       Filed herewith
          Interest of Interstate General
          Company, L.P. in Equus Gaming
          Company, L.P. by and among the
          Company, IGC, EMC, EMTC and HDA
          dated December 30, 1997

10.62     Ninth Amended and Restated            Filed herewith
          Partnership Agreement of HDA
          dated December 31, 1997

21        Subsidiaries of the Company           Filed herewith


Reports on Form 8-K.     None
















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

                                   Equus Gaming Company L.P.
                                   -----------------------------------
                                            (Registrant)

                                   By:  Equus Management Company
                                        Managing General Partner

April 8, 1998                           /s/ Thomas B. Wilson
-----------------                       ------------------------------
Date                                    Thomas B. Wilson
                                        President & Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date                   Title                       Signature
-----------------      -----------------------     ------------------------

April 8,  1998         President, Chief            /s/ Thomas B. Wilson
-----------------      Executive Officer and       ------------------------
                       Director                    Thomas B. Wilson

April 8, 1998                                      /s/ Juan M. Rivera
-----------------      Executive Vice President,   ------------------------
                       Chief Operating Officer     Juan M. Rivera
                       and Director

April 8, 1998          Vice President and          /s/ Gretchen Gronau
-----------------      Chief Financial Officer     ------------------------
                                                   Gretchen Gronau

April 8, 1998          Director                    /s/ Donald J. Kevane
-----------------                                  ------------------------
                                                   Donald J. Kevane

April 8, 1998          Director                    /s/ Alberto M. Paracchini
-----------------                                  -------------------------
                                                   Alberto M. Paracchini

April 8, 1998          Director                    /s/ Barbara A. Wilson
-----------------                                  -------------------------
                                                   Barbara A. Wilson

April 8, 1998         Director                     /s/ Kevin Wilson
-----------------                                  -------------------------
                                                   Kevin Wilson

April 8, 1998          Director                    /s/ Donald G. Blakeman
-----------------                                  -------------------------
                                                   Donald G. Blakeman