Form 10-Q
period 1998-03-31
EQUUS GAMING CO LP
filed 1998-05-26
CIK 928423

(PAGE)
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH 31, 1998,  OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM  __________TO___________

                       Commission file number 000-25306

                           EQUUS GAMING COMPANY L.P.
            _______________________________________________________
            (Exact name of registrant as specified in its charter)

                     Virginia                         52-1846102
          _______________________________          ___________________
          (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)           Identification No.)

                            650 Munoz Rivera Avenue
                           Doral Building, 7th Floor
                              Hato Rey, PR  00918
             _____________________________________________________
             (Address of Principal Executive Offices and Zip Code)

                                (787) 753-0676
             ____________________________________________________
             (Registrant's telephone number, including area code)

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




                                     INDEX
                                                                     Page
PART I - FINANCIAL INFORMATION                                      Number

  Item 1 - Consolidated Financial Statements

           Consolidated Statements of Income (Loss) for the three
           Months Ended March 31, 1998 and 1997 (Unaudited)            1

           Consolidated Balance Sheets at March 31, 1998
           (Unaudited) and December 31, 1997 (Audited)                 2

           Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 1998 and 1998  (Unaudited)           4

           Notes to Consolidated Financial Statements (Unaudited)      6

  Item 2 -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       13

           Liquidity and Capital Resources                            16


PART II - OTHER INFORMATION

  Item 1 -  Legal Proceedings                                         16

  Item 2 -  Material Modifications of Rights of Registrant's
             Securities                                               16

  Item 3 -  Default upon Senior Securities                            16

  Item 4 -  Submission of Matters to a Vote of Security Holders       16

  Item 5 -  Other Information                                         16

  Item 6 -  Exhibits and Reports on Form 8-K                          16

  Signatures                                                          17






(PAGE)                      EQUUS GAMING COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                     FOR THE THREE MONTHS ENDED MARCH 31,
                                  (Unaudited)
                                                       1998           1997
                                                    -----------   -----------
REVENUES:
  Rental income from El Comandante Race Track       $     -       $3,489,927
  Commissions on wagering                            16,376,767    1,213,299
  Net revenues from lottery services                    228,567        -
  Other revenues                                        831,567      437,587
  Gain from sale of Television Stations                   -        4,615,000
                                                    -----------   -----------
                                                     17,436,901    9,755,813
                                                    -----------   -----------
EXPENSES:
  Payments to horse owners                            7,978,153      606,650
  Salaries, wages and employee benefits               2,776,441      293,324
  Operating expenses                                  2,204,585      588,724
  General and administrative                            566,015      317,100
  Marketing and satellite transmission costs            941,472      146,283
  Financial expenses                                  2,204,981    2,162,857
  Depreciation and amortization                         915,417      582,573
                                                    -----------   ----------
                                                     17,587,064    4,697,511
                                                    -----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES AND
  MINORITY INTEREST                                   (150,163)    5,058,302

PROVISION FOR INCOME TAXES                              99,500       648,114
                                                    -----------   ----------
INCOME (LOSS) BEFORE MINORITY INTEREST                (249,663)    4,410,188

MINORITY INTEREST IN INCOME (LOSS)                         203       853,701
                                                    -----------   ----------
                                                    $ (249,866)   $3,556,487
NET INCOME (LOSS)                                   ===========   ==========

ALLOCATION OF NET INCOME (LOSS):
  General Partners                                  $   (2,499)   $   35,565
  Limited Partners                                    (247,367)    3,520,922
                                                    -----------   ----------
                                                    $ (249,866)   $3,556,487
                                                    ===========   ==========

BASIC AND DILUTED NET INCOME (LOSS) PER UNIT        $    (0.04)   $     0.56
                                                    ===========   ==========

WEIGHTED AVERAGE UNITS OUTSTANDING                    6,333,617    6,333,617
                                                    ===========   ==========
                  The accompanying notes are an integral part
                       of these consolidated statements.
(PAGE)                     EQUUS GAMING COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS




                                                  March 31,   December 31,
                                                    1998         1997
                                                -----------   -----------
                                                (Unaudited)    (Audited)
ASSETS:

  CURRENT ASSETS:
    Cash, including restricted cash of
      $527,890 in 1998                          $ 3,009,391  $   507,656
    Accounts receivable, net                      1,266,092      480,483
    Receivable from El Comandante Operating
      Company, Inc.                                   -        3,106,497
    Prepayments and supplies inventory              755,537      128,833
    Notes receivable                                416,242        -
                                                -----------  -----------
                                                  5,447,262    4,223,469
                                                -----------  -----------
  DEFERRED COSTS, net:
    Financing                                     3,232,510    3,565,586
    Panama contract                               2,170,007    2,356,292
    Organizational and other costs                1,116,947      986,227
                                                -----------  -----------
                                                  6,519,464    6,908,105
                                                -----------  -----------
  PROPERTY AND EQUIPMENT:
    Land                                          7,128,858    7,128,858
    Buildings and improvements                   51,055,511   48,855,905
    Equipment and furniture                      11,011,548    3,346,834
                                                -----------  -----------
                                                 69,195,917   59,331,597
    Less- accumulated depreciation              (17,971,672) (14,275,812)
                                                -----------  -----------
                                                 51,224,245   45,055,785
                                                -----------  -----------
                                                $63,190,971  $56,187,359
                                                ===========  ===========








                                   continues

(PAGE)                     EQUUS GAMING COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS

                                   continued



                                                  March 31,   December 31,
                                                    1998         1997
                                                -----------   -----------
                                                (Unaudited)    (Audited)


LIABILITIES:
  CURRENT LIABILITIES:
    Notes payable                               $ 2,725,000  $ 1,010,000
    Current portion of capital lease
      obligations                                   731,286      260,706
    Accrued interest                              6,186,728    1,484,973
    Accounts payable and accrued liabilities      2,258,169      335,670
    Outstanding winning tickets and refunds       1,233,726       68,857
                                                -----------  -----------
                                                 79,202,602    3,160,206

  CAPITAL LEASE OBLIGATIONS                       1,435,460      354,991

  NOTES PAYABLE                                       -          250,000

  FIRST MORTGAGE NOTES, net of note discount
    of $1,351,436 and $1,398,887, respectively   63,411,564   63,364,113

  DEFERRED INCOME TAXES                           1,168,094    1,068,594

  MINORITY INTEREST                                  52,655       82,631
                                                -----------  -----------
                                                 79,202,682   68,280,535
                                                -----------  -----------
PARTNERS' DEFICIT:
   General Partners                                (767,829)    (728,644)
   Limited Partners- 6,383,617 units
     authorized; 6,333,617 units issued
     and outstanding                            (15,243,882) (11,364,532)
                                                -----------  -----------
                                                (16,011,711) (12,093,176)
                                                -----------  -----------
                                                $63,190,971  $56,187,359
                                                ===========  ===========
                  The accompanying notes are an integral part
                             of these statements.



(PAGE)                     EQUUS GAMING COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31,
                                  (Unaudited)


                                                        1998         1997
                                                     -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $ (249,866)  $3,556,487
                                                     -----------  -----------
  Adjustments to reconcile net income
    (loss) to net cash
    provided by operating activities-
      Gain from sale of Television Stations               -       (4,615,000)
      Depreciation                                      837,879      578,192
      Amortization                                      242,930      125,674
      Provision for bad debts                             -            -
      Deferred income tax provision                      99,500      577,646
      Currency translation adjustments                  (10,335)      (4,623)
      Minority interest                                     203      853,701
      (Increase) decrease in assets-
        Rent receivable from ECOC                         -         (270,927)
        Accounts receivable                            (269,448)       -
        Prepayments and supplies inventory             (349,046)       -
        Deferred costs                                  311,886      295,820
      Increase (decrease) in liabilities-
        Accrued interest                              1,922,499    1,971,773
        Accounts payable and accrued liabilities        414,887      (12,550)
        Outstanding winning tickets and refunds         168,113        -
        Accrued income taxes                              -           65,268
                                                     -----------  -----------
        Total adjustments                             3,369,068     (435,026)
                                                     -----------  -----------
        Net cash provided by operating activities     3,119,202    3,121,461
                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (3,233,016)     (69,817)
  Decrease in notes receivable, net                      20,003        -
  Acquisition of ECOC cash accounts upon
    termination of lease agreement                    1,061,239        -
  Collections of note from ECOC                           -           79,917
  Sales of Television Stations -
     Proceeds                                             -        7,000,000
     Costs                                                -         (559,757)
                                                     -----------  -----------
        Net cash (used in) provided by
          investing activities                       (2,151,774)   6,450,343
                                                     -----------  -----------

                                  (continues)

(PAGE)                    EQUUS GAMING COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31,
                                  (Unaudited)

                                  (continued)



                                                       1998         1997
                                                    ------------ -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of First Mortgage Notes                     -          (737,000)
  Contributions by minority stockholders                33,410         -
  Repayments of loans from general
     partner, net                                        -          (192,605)
  Payments of capital lease obligations                (58,103)      (62,591)
  Loans from financial institutions                  1,764,000          -
  Payments on notes payable                           (205,000)     (100,000)
  Increase in deferred costs                              -          (81,720)
  Cash distributions to minority
     partners of HDA                                      -          (52,560)
                                                    ----------   -----------
        Net cash (used in) provided by
          financing activities                       1,534,307    (1,226,476)
                                                    ----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS            2,501,735     8,345,328

CASH AND CASH EQUIVALENTS, beginning of year           507,656     4,268,029
                                                    ----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $3,009,391   $12,613,357
                                                    ===========  ===========
SUPPLEMENTAL INFORMATION:
  Interest paid                                     $  151,610   $    52,990

  Income taxes paid                                      1,240         5,200

NONCASH TRANSACTIONS:
  Equipment acquired through capital leases             39,939         -

  Acquisition of ECOC's non cash accounts upon
    termination of lease agreement                  (3,658,332)       -

  Units Appreciation rights                             37,682        -




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

     Consolidation and Presentation

     The consolidated financial statements as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 are unaudited but include all adjustments (consisting of normal recurring adjustments) which management considers necessary for a fair presentation of the results of operations of the interim periods. The operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year. Net income (loss) per Unit is calculated based on weighted average of Units outstanding. Outstanding options and warrants to purchase Units do not have a material dilutive effect on the calculation of earnings per Unit.

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


(PAGE)
     These unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted. While Management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes of the Company and ECOC included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1997.
     The Company consolidates in its financial statements the accounts of entities in which it has a controlling interest in excess of 50%. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after eliminating all significant inter-company transactions. All of the entities included in the consolidated financial statements are hereinafter referred to collectively, when practicable, as the "Company".

     During the three months ended March 31, 1998 and 1997 the Company recorded minority interest in the income and (losses) of consolidated subsidiaries, as follows:

                              For the Three Months Ended March 31,
                              ----------------------------------
Subsidiary                        1998              1997
-----------------               ---------       -----------
     HDA                          $203          $  909,765
     Galapagos                      -              (56,064)
                                ---------       -----------
                                  $203          $  853,701
                                =========       ===========

     Minority interest in HDA represents the minority partners' share in HDA's net income based on approximately 1% since August 20, 1997, when HDA redeemed a 17% interest owned by Supra & Company S.E. ("Supra") and 18% during the three month ended March 31, 1997.

     Comprehensive Income

     Effective January 1, 1998, the Company adopted the Statement of Financial Accounting Standards Board No. 130 "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components. Comprehensive income (loss) is the sum of net income and all other nonowner changes in equity. Net losses from changes in exchange rates due to the translation of assets and liabilities of Galapagos and from unsettled long term intercompany transactions among Galapagos and the Company and its subsidiaries are the only components of other comprehensive income the Company is required to report. Comprehensive loss of the Company for the three months ended March 31, 1998 is $260,203 .


(PAGE)
     Currencies

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

     For the three months ended March 31, 1998 and 1997, net exchange gains and (losses) resulting from remeasurement of accounts, together with gains and (losses) from foreign currency transactions, amounted to $(17,866) and $(386) and are included in general and administrative expenses.
Accumulated net losses from changes in exchange rates due to the translation of assets and liabilities of Galapagos are included in partners' deficit and at March 31, 1998 and December 31, 1997 amounted, respectively, to $193,733, including $25,953 from unsettled long-term intercompany transactions, and to $183,396, including $52,200 from unsettled long-term intercompany transactions. The exchange rates as of March 31, 1998 and December 31, 1997 were US$1.00 to RD$14.75 and US$1.00 to RD$14.50, respectively. The average exchange rates prevailing during the three months ended March 31, 1998 and 1997, were US$1.00 to RD$14.63 and US$1.00 to RD$14.24, respectively.

     The Company also consolidates its accounts with EGP whose functional currencies are the Panama colones and the US$. Because these currencies are of equivalent value, there is no effect attributed to foreign currency transactions of EGP.

     Reclassifications

     Certain amounts presented for 1997 in the accompanying consolidated financial statements have been reclassified to conform with the 1998 presentation.

2.  EL COMANDANTE LEASE AND PUERTO RICO RACING OPERATIONS:

     On January 1, 1998 at HDA's direction, ECOC transferred to ECMC, at book value, all assets employed in the racing business, ECMC assumed all agreements of ECOC and its liabilities and ECMC commenced operating El Comandante pursuant to the Operating License. Net liabilities assumed by ECMC amounted to $3,658,332, including the $3.1 million due to HDA, which has been eliminated in the accompanying consolidated financial statements, and $550,000 in commitments made by ECOC's Board of Directors to make contributions to several charitable and educational institutions during a four year period ending in 2001.
(PAGE)
     On May 5, 1998 the Puerto Rico Racing Board approved the termination of the El Comandante Lease and the assignment of the Operating License to ECMC, effective January 1, 1998, subject to making the Company and HDA primarily responsible to ensure that ECMC complies with all terms and provisions of the Operating License and applicable regulations and orders of the PR Racing Board, and certain other conditions which the Company does not consider will have a material impact in its financial position.

     Management continues in the process of renegotiating the agreement with the Confederacion Hipica de Puerto Rico and does not expect any significant changes in the economic terms of the contract that might materially affect the financial position of ECMC or the Company.


3.  DOMINICAN REPUBLIC OPERATIONS:

     V Centenario Lease

     The Dominican Republic Government agreed to invest tax receipts on simulcasted races from July 1997 through January 1998 to improve horse racing. Galapagos was entitled to 75% of the tax receipts, as reimbursement for repairs and maintenance at V Centenario, marketing and television costs and certain other items. Horseowners were entitled to the balance of the tax receipts as additional purses. On May 15, 1998, the Government approved a two year extension of this agreement until January
31, 2000.   Pursuant to an agreement with horse owners, Galapagos's share in these tax receipts will be reduced to 65% in July 1998 and to 50% in July 1999 and years thereafter. The assistance provided by the Government is included in other revenues and for the three months ended March 31, 1998 amounted to $65,857, excluding amounts paid to horseowners as additional purses.


4.  REPUBLIC OF PANAMA OPERATIONS:

     Management expects that 49% of the capital stock of EGP will be sold to Panamanian investors for approximately $2 million and that EGP will raise an additional $3.5 million in unsecured debt by August 30, 1998, which differs from its original deadline. The Company has received a revised underwriting proposal from an investment banker in Panama with the following terms: (i) 11% interest rate, (ii) maturity in six years, (iii) no principal amortization during first two years, graduated payments until maturity and (iv) requirement for HDA and/or the Company to maintain an investment in the capital of EGP of $2 million. In connection with this proposal, in January 1998 EGP received a $1.5 million bridge loan, which will be repaid together with accrued interest at 11%, from proceeds of the issuance of debt securities described above. EGP is also expected to finance the acquisition of equipment from operating capital leases of approximately $700,000.


(PAGE)
5.  FIRST MORTGAGE NOTES:

     Pursuant to a private offering, El Comandante Capital Corp. ("ECCC"), a single-purpose wholly owned subsidiary of HDA, issued first mortgage notes in the aggregate principal amount of $68 million (the "First Mortgage Notes") under an indenture dated December 15, 1993 (the "Indenture").

     HDA has to make an offer not later than December 1, 1998 to redeem First Mortgage Notes in the principal amount of $3 million at 110% of par or it will have to pay a penalty equal to 1.5% of the principal amount of outstanding First Mortgage Notes.

     ECCC is required to redeem First Mortgage Notes in the principal amount of $6,800,000 on December 15, 2000, $10,200,000 on December 15, 2001
and 2002, and the balance at maturity.   However, certain redemptions made
in 1997 reduced the amount due on December 15, 2000. The stated maturities of the First Mortgage Notes at March 31, 1998, reduced by early redemptions are as follows (in thousands):

                         Year ended
                         March 31,      Amount
                         ----           -------
                         1999           $   -
                         2000               -
                         2001             3,563
                         2002            10,200
                         2003            10,200
                         2004            40,800
                                        -------
                                         64,763
                    Less note discount   (1,352)
                                        -------
                                        $63,411
                                        =======

     The amount due in the year ended March 31, 2001 will be reduced by any redemptions of First Mortgage Notes in 1998 pursuant to the $3 million offer.

     As discussed in Note 4, Management expects the EGP underwriting to close by August 30, 1998. Because the offering will not close before June 15, 1998 and, as a consequence, HDA will not recover from EGP $1,375,000 of its investment at December 31, 1997 and additional funds invested in 1998 by that date, HDA will temporarily need another source of funds to make the $3.8 million interest payment on its First Mortgage Notes due on June 15, 1998. The Company is in conversations with various financial institutions to obtain temporary financing for this interest payment and is also negotiating with the investment banker in Panama to receive funds from the EGP offering in advance due to their commitment to subscribe the entire
offering.   Management expects to be able to make the interest payment by its deadline on June 15, 1998.
(PAGE)
6.   NOTES PAYABLE:

     In addition to the financial arrangements described in the Company's consolidated financial statements for the year ended December 31, 1997 and the $1.5 million bridge loan obtained for the Panama operation (See Note
4), the Company has entered into the following agreements: (i) ECMC obtained in March 1998 a $750,000 line of credit for a term of one year for the purpose of financing loans to horseowners. At March 31, 1998, ECMC has drawn $170,000 under the line of credit. The line of credit requires monthly interest payments, at a rate equal to 1% over prime and (ii) Galapagos obtained in May, 1998 a $200,000 loan in capital leases payable in monthly installments, including interest at 10.75%, through June 2002.


7.  INCOME TAXES:

     The Company is subject to Puerto Rico income taxes on its Puerto Rico source income, attributed to its interest in El Comandante. The provision for income taxes included in the accompanying consolidated financial statements represents deferred income taxes related to the difference between the Puerto Rico tax basis of the Company's investment in HDA and the amount reported in the financial statements.

     Galapagos and EGP have deferred income tax benefits for losses carryforwards, which have been fully reserved by a valuation allowance.

8.  RELATED PARTY TRANSACTIONS:

     The following represents a summary of amounts accrued with respect to services rendered by certain related parties during the three months ended March 31, 1998 and 1997:
                                                        For the three months
  Services Rendered                                       ended March 31,
-----------------------                                 ---------------------
   To            By           Concept                       1998       1997
-----------   --------  ---------------------            ---------  ---------
HDA           EMC       Management agreement             $   -      $69,860
The Company   IBC       Accounting services                3,000      3,000
The Company   IGC/IGP   Support agreement                  3,500      4,920
The Company   EMC       Expenses in excess of
                        receipts                             -       42,030
The Company   EMC       Directors fees and
                        expenses                          22,750     21,470


9.  LEGAL PROCEEDINGS:

     Certain of the Company's subsidiaries are presently named as defendants in various lawsuits and might be subject to certain other claims arising out of its normal business operations. Management, based in part upon advice from legal counsel, believes that the results of such actions will not have
(PAGE)
an adverse impact on the Company's financial position or results of operations.


10.   UNAUDITED PROFORMA FINANCIAL STATEMENT:

     Effective January 1, 1998, HDA terminated the El Comandante Lease and commenced operating El Comandante through its wholly owned subsidiary, ECMC (the "Proforma Transactions"). The following unaudited proforma consolidated statement of income for the three months ended March 31, 1997 is based upon the historical consolidated statement of the Company and its subsidiaries, and was prepared as if the Proforma Transactions had occurred on January 1, 1997, excluding all intercompany transactions. Proforma adjustments include
all the accounts of ECOC for the three months ended March 31, 1997.   The
unaudited proforma consolidated statement is not necessarily indicative of what the actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1997, and does not purport to represent the results of operations for future periods. In Management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.































(PAGE)        PROFORMA CONSOLIDATED STATEMENT OF INCOME (LOSS)
                     FOR THE THREE MONTHS ENDED MARCH 31,
                    (In thousands except per unit amounts)
                                  (Unaudited)


                                                     1998            1997
                                                  -----------    -----------
                                                  (Historical)   (Proforma)
REVENUES:
  Commissions on wagering                         $16,377          $15,173
  Net revenues from lottery services                  229            -
  Other revenues                                      831            5,724
                                                  --------         --------
                                                   17,437           20,897
                                                  --------         --------
EXPENSES:
  Payments to horse owners                          7,978            7,564
  Salaries, wages and employee benefits             2,776            2,069
  Operating expenses                                2,204            1,739
  General and administrative                          567              919
  Marketing and satellite transmission costs          942              692
  Financial expenses                                2,205            2,234
  Depreciation and amortization                       915              766
                                                  --------         -------
                                                   17,587           15,903
                                                  --------         -------
INCOME (LOSS) BEFORE INCOME TAXES AND
  MINORITY INTEREST                                  (150)           4,914

PROVISION FOR INCOME TAXES                            100              675
                                                  --------         -------
INCOME (LOSS) BEFORE MINORITY INTEREST               (250)           4,239

MINORITY INTEREST IN INCOME (LOSS)                    -                854
                                                  --------         -------
                                                  $  (250)         $ 3,385
NET INCOME (LOSS)                                 ========         =======

ALLOCATION OF NET INCOME (LOSS):
  General Partners                                $    (2)         $    34
  Limited Partners                                   (248)           3,351
                                                  --------         -------
                                                  $  (250)         $ 3,385
                                                  ========         =======

BASIC AND DILUTED NET INCOME (LOSS) PER UNIT      $  (0.04)        $ 0 .53
                                                  ========         =======

WEIGHTED AVERAGE UNITS OUTSTANDING               6,333,617       6,333,617
                                                 =========       =========
(PAGE)
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's results of operations are principally attributed to its indirect interests in three horse race tracks: El Comandante in Puerto Rico, V Centenario in Dominican Republic and, effective January 1, 1998, Presidente Remon in Panama. The Company also had an interest in certain Television Stations in Puerto Rico which were sold in transactions closed in August 1996 and January 1997.

     The table below summarizes the results of operations of the Company and its consolidated subsidiaries for the three months period ended March 31, 1998 as compared to the results for the three months period ended March 31, 1997. Effective January 1, 1998 HDA terminated the lease agreement with El Comandante Operating Company, Inc. ("ECOC") and commenced operating El Comandante through its wholly owned subsidiary (the "Proforma Transaction"). As a result, the Company's historical results of operations for 1997 are not readily comparable with results of operations for 1998. Accordingly, the unaudited proforma results for 1997 have been also presented as if the Proforma Transaction had occurred on January 1, 1997 and the accounts of ECOC had been included in the Company's consolidated financial statements, after eliminating all intercompany transactions (see Note 10 to the Company's consolidated financial statements).


                                  Three months ended March 31,
                                    1998      1997      1997
                                                      Proforma
                                       (in thousands)
     Revenues:
       Puerto Rico                $13,960    $3,623   $14,764
       Dominican Republic           1,651     1,518     1,518
       Panama                       1,801       -         -
       Other                           25     4,615     4,615
                                  --------  --------  --------
                                   17,437     9,756    20,897
     Expenses:
       Financial                    2,205     2,163     2,234
       Depreciation                   915       583       766
       Operations
         Puerto Rico               10,916       319    11,350
         Dominican Republic         1,672     1,500     1,500
         Panama                     1,738       -         -
       Other                          141       133       133
                                  --------  --------  --------
                                     (150)    5,058     4,914
     Provision for income taxes       100       648       675
     Minority interest                 -        854       854
     Extraordinary item                -        -         -
                                  --------  --------  --------
     Net income (loss)            $  (250)   $3,556   $ 3,385
                                  ========  ========  ========
(PAGE)
THE COMPANY'S RESULTS OF OPERATIONS

Puerto Rico Operations

     Revenues. Increased in the first quarter of 1998 by $10,337,000 from the comparative quarter of 1997. On a proforma basis, there was a decrease of $804,000. Proforma revenues from the Puerto Rico operations include commissions on wagering on El Comandante races of $13,400,000 (20.8% average take) in the first quarter of 1998 on 64 race days, compared to the first quarter of 1997, when there was commissions on wagering of $13,960,000 (21% average take) on 62 race days. The $560,000 (4%) decrease in commissions on wagering is attributable, at least in part, to additional gaming opportunities that are available to the public, particularly slot machines in new casino hotels and up-graded slot machines in existing casino hotels. Other proforma revenues decreased by $244,000 primarily due to the loss of advertising income on El Comandante TV program and more interest income in 1997 earned on short term investments of funds obtained from the Paxson sales.

     Expenses. Increased in the first quarter of 1998 by $10,597,000 from the comparative quarter of 1997. On a proforma basis, there was a decrease of $434,000, of which $266,000 relates to payments made to horseowners, based on the amount of commissions on El Comandante wagering. The balance of decrease was attributed primarily by a decrease in operating costs associated to the restaurant at the race track due to a new agreement that no longer requires subsidy from El Comandante, and a reduction in costs of telephone lines as a result of a new contract effective early 1998 and an increase in the contribution received from OTB agents to cover communication costs, which is included in the financial statements as a reduction of costs.

Dominican Republic Operations

     The accounting records of Galapagos are maintained in Dominican Republic pesos and converted to U.S. dollars based on the average exchange rate during the reporting period. Consequently, fluctuations in exchange rates have an effect in the results of operations of Galapagos, when reported in U.S. dollars. The average exchange rate for the three months ended March 31, 1998 was 14.63 pesos to one U.S. dollar, compared to 14.24 pesos to one U.S. dollar in the comparative period in 1997.

     Revenues. Increased in the first quarter of 1998 by $133,000 from the comparative quarter of 1997. Revenues from the Dominican Republic operations include commissions on wagering of Galapagos of $1,227,000 in 1997, when there were 63 race days, and $1,213,000 in the comparative periods of 1997,
when there were 61 race days.   The increase in revenues from other sources
was attributed to $229,000 in net fees earned under a contract for providing the distribution system of an electronic lottery that commenced in November 1997, and $66,000 of economic assistance in the first quarter of 1998 received from the Dominican Republic Government to improve racing from taxes it received on wagering on simulcasted races from El Comandante, offset in part by a reduction in income from the restaurant operations, which were
(PAGE)
eliminated by Galapagos in late 1997 as it generated net losses. The economic assistance was effective from July 1997 thru January 1998. An extension was recently granted by the Government for an additional two year period until January 31, 2000.

     Expenses. Increased in the first quarter of 1998 by $172,000 from the comparative quarter of 1997. The increase was principally due to increased expenditures for advertising and television, primarily related to the expansion of OTB agencies outside the Santo Domingo metropolitan area where television coverage of the races commenced during mid-1997 and increase in communication costs for the OTB agencies as a result of its expansion.

Other Revenues

     Dereased by $4,590,000 in the first quarter of 1998 from the comparative quarter of 1997. The decrease was attributed to a non recurring gain that occurred in January 1997 as a result of the sale by HDA of its remaining 50% interest in the Television Stations.

Provision for Income Taxes

     The provision for income tax is primarily related to Puerto Rico income taxes on the Company's income from Puerto Rico sources related to its interest in El Comandante, without taking into account losses of Galapagos and EGP or expenses of the Company. The deferred income taxes are related to the difference between the tax basis of the Company's investment in HDA and the amount reported in the financial statements. In the first quarter of 1997, approximately $463,000 of the deferred income tax provision is related to the reversal of the tax benefit recorded by the Company in prior years for the accumulated operating losses of the Television Stations, as a result of the sale of Television Stations in January 1997. See Note 7 to the Company's consolidated financial statements for composition of the provision for income taxes.

Minority Interest

     The minority interest in 1997 was based on 18% of HDA's net income
reduced by 45% of Galapagos' net losses.   For 1998, the bases for
recognition of minority interest changed as follows: (i) during the three months ended March 31, 1998, following redemption of Supra's 17% interest in HDA in August 1997, minority interest in HDA was based on 1% of HDA's net income and (ii) because accumulated losses of Galapagos allocable to minority stockholders exceeded their investment, minority interest in Galapagos' net losses was reduced by $91,530. If and while Galapagos continues generating losses, no minority interest in Galapagos' net losses will be recognized by the Company, and if Galapagos generates profits, no minority interest in Galapagos' net income will be recognized by the Company, up to $400,501.




(PAGE)
LIQUIDITY AND CAPITAL RESOURCES

     Pursuant to the Indenture for the issuance of its First Mortgage Notes, HDA's ability to make distributions to its partners is restricted to approximately 48% of HDA's consolidated book income. In connection with the redemption in August 1997 of a 17% interest owned by a minority partner (a transaction that required the approval of holders of First Mortgage Notes), HDA agreed to reduce its distributions by 17%. Because cash held by HDA and its subsidiaries is not readily available to the Company, capital resources and liquidity of the Company and HDA, including ECMC, are discussed separately.

     Liquidity and Capital Resources of the Company.   Cash of the Company at
March 31, 1998 was approximately at the same level as December 31, 1997.

     Management estimates 1998 cash requirements in approximately $2.4 million including a $540,000 investment in EGP, and cash receipts of approximately $2.2 million, from the following sources (arising from transactions that will be eliminated in the Company's consolidated financial statements): (i) cash distributions from HDA, estimated at $400,000 (see "Liquidity and Capital Resources of HDA") (ii) estimated fees of $1.4 million earned by the Company under these management agreements with HDA and its consolidated subsidiaries and (iii) collection of approximately $400,000 of its receivables from subsidiaries. The Company's liquidity greatly depends on the ability of its subsidiaries to pay the 1998 fees for services and their 1997 payables to the Company and HDA's ability to make cash
distributions to the Company.   Because Galapagos has generated losses in
prior years and EGP is a start-up operation, there is no assurance that the entire amount of these fees will be collected.

     Liquidity and Capital Resources of HDA. HDA's principal uses of cash during the first quarter of 1998 for financing and investing activities were
(i) capital improvements to El Comandante of $333,000, (ii) payments of notes payable to Supra in the pricipal amount of $205,000 (iii) charitable
contributions of $100,000 and (iv) investment in EGP of $810,000.   HDA and
ECMC beginning cash balance and cash flows from operations of El Comandante were sufficient to cover HDA's capital requirements and financial obligations.

     Principal source of revenues of HDA and ECMC are commissions on wagering on El Comandante's races and on simulcasted races, principally to the
Dominican Republic and Panama.   Management has projected commissions on
wagering for 1998 at the same level as in 1997, approximately $55 million.

     Capital requirements and financial obligations of HDA in 1998 and anticipated cash distributions to partners are expected to be covered by cash flows from operations and net cash flows from its investment in EGP (see discussion below). HDA has budgeted $1.4 million in capital improvements to El Comandante. The 1998 financial requirements of HDA and ECMC consist of
(i) principal payments on capital leases, (ii) principal payments on the December 1997 loan of $1 million discussed above and (iii) $3.3 million for
(PAGE)
redemption of First Mortgage Notes. HDA is required to make an offer not later than December 1, 1998 to redeem First Mortgage Notes in the principal amount of $3 million at 110% of par or it will have to pay a penalty of $971,000, equal to 1.5% of the principal amount of outstanding First Mortgage Notes. HDA's ability to redeem the $3.3 million of First Mortgage Notes and make distributions to partners will partly depend on recovering from EGP $1,375,000 of the funds invested in Panama in 1997 and any additional funds invested in 1998. The recovery requires the closing of an underwriting of EGP's equity and debt securities.

     In January 1998, EGP received a $1.5 million bridge loan from an investment banker in Panama and an underwriting proposal to raise, in a private placement of registered securities, approximately $2 million from the sale of 49% of EGP's capital stock and $3.5 million of EGP's unsecured debt. The unsecured debt is proposed to contain the following terms: (i) 11% interest rate, (ii) interest payments during the first two years, graduated principal payments until maturity in six years and (iii) requirement for HDA to maintain a capital investment in EGP of $2 million. Upon closing of the underwriting, the bridge loan and accrued interest will be repaid, HDA will recover all funds invested in EGP in excess of the $1.5 million maximum amount permitted under the Indenture, and the balance of the proceeds after offering costs will be available for EGP's capital improvements to Presidente Remon, acquisition of equipment and working capital.

     Management expects the EGP underwriting to close by August 30, 1998. Because the offering will not close before June 15, 1998 and, as a consequence, HDA will not recover from EGP $1,375,000 of its investment at December 31, 1997 and additional funds invested in 1998 by that date, HDA will temporarily need another source of funds to make the $3.8 million interest payment on its First Mortgage Notes due on June 15, 1998. The Company is in conversations with various financial institutions to obtain temporary financing for this interest payment and is also negotiating with the investment banker in Panama to receive funds from the EGP offering in advance due to their commitment to subscribe the entire offering.
Management expects to be able to make the interest payment by its deadline on June 15, 1998.

     In addition to capital leases, HDA's long-term cash commitments are charitable contributions and repayment commencing in 2000 of First Mortgage Notes.

     In connection with the termination of the El Comandante Lease, ECMC assumed commitments to make contributions to certain charitable and educational institutions as follows: $100,000 in 1999, $150,000 in 2000 and $200,000 in 2001. Management expects to satisfy these obligations.

     HDA's First Mortgage Notes bear interest at 11.75%, payable semiannually on June 15 and December 15, and are secured by El Comandante assets. The First Mortgage Notes are redeemable, at the option of HDA, at redemption prices decreasing from 104.125% to 101.5% of par, depending upon the redemption date (see Note 6 to the Company's consolidated financial
(PAGE)
statements). The stated maturity dates are as follows: $3,563,000 in 2000 (decreased by any amount of First Mortgage Notes redeemed in 1998), $10,200,000 in 2001, $10,200,000 in 2002 and $40,800,000 in 2003 at maturity.
Management expects to refinance this obligation in 2001.

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


                                   Equus Gaming Company L.P.
                                   -----------------------------------
                                            (Registrant)

                                   By:  Equus Management Company
                                        Managing General Partner


                                        By:/s/ Thomas B. Wilson
May 22, 1998
-----------------                       ------------------------------
Date                                    Thomas B. Wilson
                                        President



May 22, 1998                            By: /s/  Gretchen Gronau

-----------------                       -----------------------------
Date                                    Gretchen Gronau
                                        Vice President and
                                        Chief Financial Officer