Form 10-Q/A
period 1998-03-31
EQUUS GAMING CO LP
filed 1998-07-02
CIK 928423

(PAGE)                 SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH 31, 1998,  OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM  __________TO___________

                        Commission file number 000-25306

                            EQUUS GAMING COMPANY L.P.
             _______________________________________________________
             (Exact name of registrant as specified in its charter)

                      Virginia                         54-1719877
          _______________________________          ___________________
          (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)           Identification No.)

                             650 Munoz Rivera Avenue
                            Doral Building, 7th Floor
                               Hato Rey, PR  00918
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

AMENDMENT

     The primary purpose of this amendment is to correct a clerical error in one page of the financial statements of the registrant. Also, the I.R.S. Employer Identification No. was incorrect.

Documents Incorporated by Reference:

The entire form 10-Q for the quarterly period ended March 31, 1998, except for the one page enclosed herein.
(PAGE)
                            EQUUS GAMING COMPANY L.P.
                           CONSOLIDATED BALANCE SHEETS

                                    continued



                                                  March 31,   December 31,
                                                    1998         1997
                                                -----------   -----------
                                                (Unaudited)    (Audited)


LIABILITIES:
  CURRENT LIABILITIES:
    Notes payable                               $ 2,725,000  $ 1,010,000
    Current portion of capital lease
      obligations                                   731,286      260,706

  Accrued interest                                2,258,169    1,484,973
    Accounts payable and accrued liabilities      6,186,728      335,670
    Outstanding winning tickets and refunds       1,233,726       68,857
                                                -----------  -----------
                                                 13,134,909    3,160,206

  CAPITAL LEASE OBLIGATIONS                       1,435,460      354,991

  NOTES PAYABLE                                       -          250,000

  FIRST MORTGAGE NOTES, net of note discount
    of $1,351,436 and $1,398,887, respectively   63,411,564   63,364,113

  DEFERRED INCOME TAXES                           1,168,094    1,068,594

  MINORITY INTEREST                                  52,655       82,631
                                                -----------  -----------
                                                 79,202,682   68,280,535
                                                -----------  -----------
PARTNERS' DEFICIT:
   General Partners                                (767,829)    (728,644)
   Limited Partners- 6,383,617 units
     authorized; 6,333,617 units issued
     and outstanding                            (15,243,882) (11,364,532)
                                                -----------  -----------
                                                (16,011,711) (12,093,176)
                                                -----------  -----------
                                                $63,190,971  $56,187,359
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



July 2, 1998                            By: /s/  Gretchen Gronau

-----------------                       -----------------------------
Date                                    Gretchen Gronau
                                        Vice President and
                                        Chief Financial Officer