Form 10-Q
period 1998-06-30
EQUUS GAMING CO LP
filed 1998-08-17
CIK 928423

(PAGE)                SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE 30, 1998,  OR

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


                           EQUUS GAMING COMPANY L.P.
                                   FORM 10 Q




                                     INDEX
                                                                     Page
PART I - FINANCIAL INFORMATION                                      Number

  Item 1 - Consolidated Financial Statements

           Consolidated Statements of Income (Loss) for the Six
           Months Ended June 30, 1998 and 1997 (Unaudited)             1

           Consolidated Statements of Income (Loss) for the Three
           Months Ended June 30, 1998 and 1997 (Unaudited)             2

           Consolidated Balance Sheets at June 30, 1998
           (Unaudited) and December 31, 1997 (Audited)                 3

           Consolidated Statements of Cash Flows for the Six
           Months Ended June 30, 1998 and 1997  (Unaudited)            5

           Notes to Consolidated Financial Statements (Unaudited)      7

  Item 2 -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       16

           Liquidity and Capital Resources                            21


PART II - OTHER INFORMATION

  Item 1 -  Legal Proceedings                                         24

  Item 2 -  Material Modifications of Rights of Registrant's
             Securities                                               24

  Item 3 -  Default upon Senior Securities                            24

  Item 4 -  Submission of Matters to a Vote of Security Holders       24

  Item 5 -  Other Information                                         24

  Item 6 -  Exhibits and Reports on Form 8-K                          24

  Signatures                                                          25

(PAGE)                    EQUUS GAMING COMPANY L.P.
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                  (Unaudited)
                                                       1998           1997
                                                    -----------   -----------
REVENUES:
  Rental income from El Comandante Race Track       $     -       $7,112,843
  Commissions on wagering                            31,173,379    2,323,317
  Net revenues from lottery services                    621,956        -
  Other revenues                                      1,681,551      555,908
                                                    -----------   -----------
                                                     33,476,886     9,992,068
                                                    -----------   -----------
OPERATING EXPENSES:
  Payments to horse owners                           15,214,005    1,161,658
  Salaries, wages and employee benefits               5,598,469      572,587
  Operating expenses                                  4,514,403    1,247,779
  General and administrative                          1,171,058      723,470
  Marketing and satellite transmission costs          1,933,323      298,045
  Depreciation and amortization                       1,822,993    1,182,374
                                                    -----------   ----------
                                                     30,254,251    5,185,913
                                                    -----------   ----------
INCOME FROM OPERATIONS                                3,222,635    4,806,155
                                                    -----------   ----------
OTHER INCOME (EXPENSES):
   Financial expenses                                (4,449,590)  (4,406,167)
   Gain from sale of Television Stations                  -        4,615,000
   Interest income                                       26,353      271,258
                                                    -----------   ----------
                                                     (4,423,237)     480,091
                                                    -----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES AND
  MINORITY INTEREST                                  (1,200,602)   5,286,246
PROVISION FOR INCOME TAXES                                -          842,748
                                                    -----------   ----------
INCOME (LOSS) BEFORE MINORITY INTEREST               (1,200,602)   4,443,498
MINORITY INTEREST IN INCOME (LOSS)                       (8,921)     815,080
                                                    -----------   ----------
                                                    $(1,191,681)  $3,628,418
NET INCOME (LOSS)                                   ===========   ==========
ALLOCATION OF NET INCOME (LOSS):
  General Partners                                  $   (11,917)  $   36,284
  Limited Partners                                   (1,179,764)   3,592,134
                                                    -----------   ----------
                                                    $(1,191,681)  $3,628,418
                                                    ===========   ==========
BASIC AND DILUTED NET INCOME (LOSS) PER UNIT        $    ( 0.19)  $     0.57
                                                    ===========   ==========
WEIGHTED AVERAGE UNITS OUTSTANDING                    6,333,617    6,333,617
                                                    ===========   ==========
                  The accompanying notes are an integral part
                       of these consolidated statements.

(PAGE)                     EQUUS GAMING COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                      FOR THE THREE MONTHS ENDED JUNE 30,
                                  (Unaudited)
                                                       1998           1997
                                                    -----------   -----------
REVENUES:
  Rental income from El Comandante Race Track       $    -        $3,622,916
  Commissions on wagering                            14,796,612    1,110,018
  Net revenues from lottery services                    393,389        -
  Other revenues                                        853,766      250,957
                                                    -----------   -----------
                                                     16,043,767    4,983,891
                                                    -----------   -----------
OPERATING EXPENSES:
  Payments to horse owners                            7,235,852      555,008
  Salaries, wages and employee benefits               2,822,028      279,263
  Operating expenses                                  2,309,818      659,055
  General and administrative                            605,043      406,370
  Marketing and satellite transmission costs            991,851      151,762
  Depreciation and amortization                         907,576      599,801
                                                    -----------   ----------
                                                     14,872,168    2,651,259
                                                    -----------   ----------
INCOME FROM OPERATIONS                                1,171,599    2,332,632
                                                    -----------   ----------
OTHER INCOME (EXPENSES):
  Financial expenses                                 (2,244,609)  (2,243,310)
  Interest income                                        22,571      138,622
                                                    -----------   ----------
                                                     (2,222,038)  (2,104,688)
                                                    -----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES AND
  MINORITY INTEREST                                  (1,050,439)     227,944
PROVISION FOR INCOME TAXES                             ( 99,500)     194,634
                                                    -----------   ----------
INCOME (LOSS) BEFORE MINORITY INTEREST                 (950,939)      33,310
MINORITY INTEREST IN LOSS                                (9,124)     (38,621)
                                                    -----------   ----------
                                                    $  (941,815)  $   71,931
NET INCOME (LOSS)                                   ===========   ==========
ALLOCATION OF NET INCOME (LOSS):
  General Partners                                  $    (9,418)  $      719
  Limited Partners                                     (932,397)      71,212
                                                    -----------   ----------
                                                    $  (941,815)  $   71,931
                                                    ===========   ==========
BASIC AND DILUTED NET INCOME (LOSS) PER UNIT        $     (0.15)  $     0.01
                                                    ===========   ==========
WEIGHTED AVERAGE UNITS OUTSTANDING                    6,333,617    6,333,617
                                                    ===========   ==========
                  The accompanying notes are an integral part
                       of these consolidated statements.

(PAGE)                     EQUUS GAMING COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS





                                                  June 30,    December 31,
                                                    1998         1997
                                                -----------   -----------
                                                (Unaudited)    (Audited)
                 ASSETS

  CURRENT ASSETS:
    Cash, including restricted cash of
      $386,976 in 1998                          $ 1,274,499  $   507,656
    Accounts receivable, net                      1,847,134      480,483
    Receivable from El Comandante Operating
      Company, Inc. ("ECOC")                          -        3,106,497
    Prepayments and supplies inventory              642,005      128,833
    Notes receivable                                903,718        -
                                                -----------  -----------
                                                  4,667,356    4,223,469
                                                -----------  -----------
  DEFERRED COSTS, net:
    Financing                                     3,328,660    3,565,586
    Panama contract                               2,142,622    2,356,292
    Organizational and other costs                  834,877      986,227
                                                -----------  -----------
                                                  6,306,159    6,908,105
                                                -----------  -----------
  PROPERTY AND EQUIPMENT:
    Land                                          7,128,858    7,128,858
    Buildings and improvements                   53,414,861   48,855,905
    Equipment and furniture                      11,384,642    3,346,834
                                                -----------  -----------
                                                 71,928,361   59,331,597
    Less- accumulated depreciation              (18,756,708) (14,275,812)
                                                -----------  -----------
                                                 53,171,653   45,055,785
                                                -----------  -----------
                                                $64,145,168  $56,187,359
                                                ===========  ===========









                                   continues

(PAGE)                     EQUUS GAMING COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS

                                   continued



                                                  June 30,    December 31,
                                                    1998         1997
                                                -----------   -----------
                                                (Unaudited)    (Audited)

   LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES:
    Notes payable                               $ 6,172,100  $ 1,010,000
    Current portion of capital lease
      obligations                                   811,758      260,706
    Accrued interest                                352,405    1,484,973
    Accounts payable and accrued liabilities      6,545,252      335,670
    Outstanding winning tickets and refunds       1,063,566       68,857
                                                -----------  -----------
                                                 14,945,081    3,160,206
                                                -----------  -----------
LONG-TERM LIABILITIES:
    Capital lease obligations                     1,610,312      354,991
    Notes payable                                     -          250,000
    First Mortgage Notes, net of note
      discount of $1,303,498 and $1,398,887,
      respectively                               63,459,502   63,364,113
    Deferred income taxes                         1,068,594    1,068,594
                                                -----------  -----------
                                                 66,138,408   65,037,698
                                                -----------  -----------
MINORITY INTEREST                                    43,531       82,631
                                                -----------  -----------
PARTNERS' DEFICIT:
   General Partners                                (777,531)    (728,644)
   Limited Partners- 6,383,617 units
     authorized; 6,333,617 units issued
     and outstanding                            (16,204,321) (11,364,532)
                                                -----------  -----------
                                                (16,981,852) (12,093,176)
                                                -----------  -----------

                                                $64,145,168  $56,187,359
                                                ===========  ===========




                  The accompanying notes are an integral part
                       of these consolidated statements.

(PAGE)                      EQUUS GAMING COMPANY L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                     1998             1997
                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $(1,191,681)     $3,628,418
                                                  -----------      -----------
  Adjustments to reconcile net income
    (loss) to net cash provided
      by operating activities-
    Gain from sale of Television Stations              -           (4,615,000)
      Depreciation                                  1,679,186       1,160,136
      Amortization                                    496,364         373,466
      Deferred income tax provision                     -             840,726
      Currency translation adjustments                (38,661)        (18,129)
       Minority interest                               (8,921)        815,080
      (Increase) decrease in assets-
        Rent receivable from ECOC                       -            (243,843)
    Accounts receivable                              (850,490)          -
    Prepayments and supplies inventory               (235,514)          -
    Deferred and other costs                          181,267         394,465
    Cost of Panama contract                           158,670           -
  Increase (decrease) in liabilities-
    Accrued interest                                   16,735          (4,077)
    Accounts payable and accrued liabilities          923,411        (751,588)
    Outstanding winning tickets and refunds            (2,047)          -
    Accrued income taxes                                -            (260,478)
    Other obligations                                (150,000)          -
                                                  -----------      -----------
       Total adjustments                            2,170,000      (2,309,242)
                                                  -----------      -----------
       Net cash provided by operating activities      978,319       1,319,176
                                                  -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                             (5,804,239)       (364,460)
  Increase in notes receivable, net                  (467,473)          -
  Acquisition of ECOC cash accounts upon
    termination of lease agreement                  1,061,239           -
  Collections of note from ECOC                         -             160,988
  Sales of Television Stations -
    Proceeds                                            -           7,000,000
    Costs                                               -            (559,757)
                                                  -----------      -----------
        Net cash (used in) provided by
         investing activities                      (5,210,473)      6,236,771
                                                  -----------      -----------



                                   (continues)

(PAGE)                      EQUUS GAMING COMPANY L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                   (continued)



                                                        1998         1997
                                                    ------------ -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of First Mortgage Notes                     -          (737,000)
  Contributions by minority stockholders                33,410         -
  Repayments of loans from general
     partner, net                                        -          (415,883)
  Loans from financial institutions                  5,802,920         -
  Payments on notes payable and capital
    lease obligations                                 (817,091)     (309,636)
  Increase in deferred costs                           (20,242)     (119,386)
  Cash distributions to minority
    partners of HDA                                       -         (489,060)
                                                    ----------   -----------
        Net cash provided by (used in)
          financing activities                       4,998,997    (2,070,965)
                                                    ----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS              766,843     5,484,982

CASH AND CASH EQUIVALENTS, beginning of year           507,656     4,268,029
                                                    ----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $1,274,499   $ 9,753,011
                                                    ==========   ===========
SUPPLEMENTAL INFORMATION:
  Interest paid                                     $4,043,948   $ 4,051,681

  Income taxes paid                                      1,240       262,500

NONCASH TRANSACTIONS:
  Equipment acquired through capital leases            217,492          -

  Acquisition of ECOC's non cash accounts upon
    termination of lease agreement                  (4,719,572)        -

  Units Appreciation rights                             48,457         -






                   The accompanying notes are an integral part
                        of these consolidated statements.

(PAGE)                     EQUUS GAMING COMPANY L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

     Equus Gaming Company L.P. (the "Company"), a Virginia limited partnership, is engaged in thoroughbred racing, wagering and other gaming businesses through its 99% indirectly owned subsidiary, Housing Development Associates S.E. ("HDA"). HDA owns El Comandante Race Track ("El Comandante"), the only licensed thoroughbred racing facility in Puerto Rico, located in 257 acres of land. El Comandante was leased to El Comandante Operating Company, Inc., a Puerto Rico non-stock corporation ("ECOC") until December 31, 1997 (see Note 2). HDA also has interests of: (i) 55% in Galapagos, S.A. ("Galapagos"),a company that operates since April 1995 the V Centenario Race Track in the Dominican Republic ("V Centenario"), (ii) 100% in Equus Entertainment de Panama, S.A. ("EEP", formerly known as Equus Gaming de Panama S.A.), a company that operates since January 1, 1998 the Presidente Remon Race Track in the Republic of Panama ("Presidente Remon"), and (iii) 100% in El Comandante Management Company, LLC ("ECMC"), the company that operates El Comandante since January 1, 1998, following termination by HDA of its lease agreement with ECOC. HDA was also the owner of S & E Network Inc. ("S&E"), which owned and operated three UHF television stations in Puerto Rico (the "Television Stations"), until sold to Paxson Communications of San Juan, Inc. ("Paxson") in transactions closed in August 1996 (50% interest) and January 1997 (50% interest). In 1997 the Company formed Equus Entertainment Corporation ("EEC"), as a wholly-owned Puerto Rico corporate subsidiary.

     Consolidation and Presentation

     The consolidated financial statements as of June 30, 1998 and for the six and the three month periods ended June 30, 1998 and 1997 are unaudited but include all adjustments (consisting of normal recurring adjustments) which management considers necessary for a fair presentation of the results of operations of the interim periods. The operating results for the six and the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year. Net income (loss) per Unit is calculated based on weighted average of Units outstanding. Outstanding options and warrants to purchase Units do not have a material dilutive effect on the calculation of earnings per Unit.

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

     During the six and the three months ended June 30, 1998 and 1997 the Company recorded minority interest in the income and (losses) of consolidated subsidiaries, as follows:

                        For the Six Months    For the Three Months
                           Ended June 30,        Ended June 30,
                        ------------------    --------------------
Subsidiary              1998        1997        1998        1997
-----------------       ------------------    --------------------
     HDA                $(8,921) $1,022,944   $(9,124)   $ 113,179
     Galapagos              -      (207,864)     -        (151,800)
                        --------  ---------   -------    ---------
                        $(8,921) $  815,080   $(9,124)   $ (38,621)
                        ========  =========   =======    =========


     Minority interest in HDA represents the minority partners' share in HDA's net income based on approximately 1% since August 20, 1997, when HDA redeemed a 17% interest owned by Supra & Company S.E. ("Supra") and 18% during the 1997 periods. Minority interest in Galapagos represents the minority stockholders's 45% share in Galapagos net losses. However, for the six months ended June 30, 1998, the Company recognized $53,945 of losses attributable to the minority interest because they have no legal obligation to fund such losses in excess of their investment.

     Comprehensive Income

     Effective January 1, 1998, the Company adopted the Statement of Financial Accounting Standards Board No. 130 "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components. Comprehensive income (loss) is the sum of net income and all other nonowner changes in equity. Net losses from changes in exchange rates due to the translation of assets and liabilities of Galapagos and from unsettled long term intercompany transactions among Galapagos and the Company
(PAGE)
and its subsidiaries are the only components of other comprehensive income the Company is required to report. Comprehensive loss of the Company for the six and the three months ended June 30, 1998 is $517,942 and $257,741, respectively.

     Advertising Expenses

     The Company has incurred advertising costs of $416,000 and $677,000 during the three and the six months ended June 30, 1998.


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

     For the six months ended June 30, 1998 and 1997, net exchange losses resulting from remeasurement of accounts, together with gains and losses from foreign currency transactions, amounted to $(71,936) and $(2,552) and are
included in general and administrative expenses.   Accumulated net losses
from changes in exchange rates due to the translation of assets and liabilities of Galapagos are included in partners' deficit and at June 30, 1998 and December 31, 1997 amounted, respectively, to $222,059, including $97,357 from unsettled long-term intercompany transactions, and to $183,396, including $52,200 from unsettled long-term intercompany transactions. The exchange rates as of June 30, 1998 and December 31, 1997 were US$1.00 to RD$15.46 and US$1.00 to RD$14.50, respectively. The average exchange rates prevailing during the six months ended June 30, 1998 and 1997, were US$1.00 to RD$15.09 and US$1.00 to RD$14.24, respectively.

     The Company also consolidates its accounts with EEP whose functional currencies are the Panama colones and the US$. Because these currencies are of equivalent value, there is no effect attributed to foreign currency transactions of EEP.

     Recently Issued Accounting Standards

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-UP Activities" ("SOP 98-5"). SOP 98-5 requires all costs associated with pre-opening and organization activities to be expensed as incurred. The Company will adopt SOP 98-5 beginning January 1, 1999. Adoption of this Statement will require the Company to write off unamortized
organization and certain other deferred costs as of January 1, 1999.   Such
costs aggregated to approximately $600,000 at June 30, 1998.
(PAGE)
     Reclassifications

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

     On May 5, 1998 the Puerto Rico Racing Board approved the termination of the El Comandante Lease and the assignment of the Operating License to ECMC, effective January 1, 1998, subject to making the Company and HDA primarily responsible to ensure that ECMC complies with all terms and provisions of the Operating License and applicable regulations and orders of the PR Racing Board, and certain other conditions which the Company does not consider will have a material impact in its financial position.
     Management continues in the process of renegotiating the agreement with the Confederacion Hipica de Puerto Rico and does not expect any significant changes in the economic terms of the contract that might materially affect the financial position or results of operations of ECMC or the Company.


3.  DOMINICAN REPUBLIC OPERATIONS:

     V Centenario Lease

     The Dominican Republic Government agreed to invest tax receipts on simulcasted races from July 1997 through January 1998 to improve horse racing. Galapagos was entitled to 75% of the tax receipts, as reimbursement for repairs and maintenance at V Centenario, marketing and television costs and certain other items. Horseowners were entitled to the balance of the tax receipts as additional purses. On May 15, 1998, the Government approved a two year extension of this agreement until January 31, 2000. Pursuant to an agreement with horse owners, Galapagos's share in these tax receipts will be reduced to 65% in July 1998 and to 50% in July 1999 and thereafter. The assistance provided by the Government is included in other revenues and for the six and the three months ended June 30, 1998 amounted to $229,573 and $163,716, respectively, excluding amounts paid to horseowners as additional purses.




(PAGE)
4.  REPUBLIC OF PANAMA OPERATIONS:

     Management expects that 50% of the capital stock of EEP will be sold to Panamanian investors for approximately $2 million and that EEP will raise an additional $4 million in unsecured debt by August 30, 1998, which differs from its original deadline. The Company has received a revised underwriting proposal from an investment banker in Panama with the following terms: (i) 11% interest rate, (ii) maturity in six years, (iii) no principal amortization during first two years, graduated payments until maturity and
(iv) requirement for HDA and/or the Company to maintain an investment in the capital of EEP of $2 million. In connection with this proposal, in January 1998 EEP received a $1.5 million bridge loan, which was increased by $500,000 in July 1998. This loan bears interest at 11% and will be repaid from proceeds of the issuance of debt securities described above.


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

     ECCC is required to redeem First Mortgage Notes in the principal amount of $6,800,000 on December 15, 2000, $10,200,000 on December 15, 2001 and
2002, and the balance at maturity.   However, certain redemptions made in
1997 reduced the amount due on December 15, 2000. The stated maturities of the First Mortgage Notes at June 30, 1998, reduced by early redemptions are as follows (in thousands):


                         Year ended
                         June 30,       Amount
                         ---------      -------
                         1999           $   -
                         2000               -
                         2001             3,563
                         2002            10,200
                         2003            10,200
                         2004            40,800
                                        -------
                                         64,763
                    Less note discount   (1,304)
                                        -------
                                        $63,459
                                        =======


(PAGE)
     The amount due in the year ended June 30, 2001 will be reduced by any redemptions of First Mortgage Notes in 1998 pursuant to the $3 million offer.

     On June 15, 1998, HDA obtained a $3 million short term loan from a financial institution, which will be repaid from funds to be raised through a public offering of securities in Panama (see Note 4). While the $3 million loan is outstanding, HDA is in breach in the performance of a covenant for limitation on indebtedness under the Indenture.

     HDA has until August 21, 1998 to either repay or otherwise dispose of the loan before the Trustee is required to send a notice to HDA specifying such default and requiring it to be remedied. The financial institution has agreed to release HDA as a guarantor of the loan, which will be assumed by the Company (no effect on consolidated financial statements). Therefore, Management expects to remedy this situation on time to avoid receiving a notice from the Trustee.


6.   NOTES PAYABLE AND CAPITAL LEASES:

     The Company's outstanding notes payable consist of the following:

                                Maturity   Interest  June 30,
     Borrower Description        Date       Rate      1998
     -------- --------------    --------   -------  ----------
     HDA*     Term Loan (a)      1/01/99   P+0.5%  $  750,000
     HDA*     Term Loan         10/16/98   P+0.5%   3,000,000
     ECMC     Line of Credit (b) 4/21/99   P+1.0%     749,100
     EEP      Bridge Loan (c)    8/20/98    11.0%   1,500,000
     EEP      Line of Credit (d) 6/25/99    10.5%     173,000
                                                   ----------
                                                   $6,172,100
                                                   ==========

     (a) Payable in four quarterly installments of $250,000 commencing April 1, 1998. At the Company's request, the bank waived the payment due on July 1, 1998. The Company has assigned up to $250,000 of quarterly distributions from HDA to the bank.

     (b) Maximum outstanding balance is $750,000. Available to finance loans to horseowners for the acquisition of horses.

     (c) Will be repaid, together with accrued interest, from proceeds of the Panama offering (see Note 4).

     (d) Maximum outstanding balance is $200,000. Available to finance loans to horseowners for the acquisition of horses.

     * Also guaranteed by the Company.

     In August 1998, the Company borrowed $200,000 from an affiliate for working capital purposes.

(PAGE)
     The following tables summarize future minimum principal payments on capital leases and notes payable of the Company and its consolidated subsidiaries:

     Due during year           Capital            Notes
     ending June 30,           Leases             Payable
     ---------------           ----------         ----------
        1999                   $1,100,245         $6,172,100
        2000                      904,906            -
        2001                      457,259            -
        2002                      164,054            -
        2002                       22,904            -
                               ----------         ----------
                                2,649,368          6,172,100
       Less-interest             (227,296)            -
                               ----------         ----------
                               $2,422,070         $6,172,100
                               ==========         ==========


7.  INCOME TAXES:

     A corporate subsidiary of the Company, EEC, is subject to Puerto Rico income taxes on its Puerto Rico source income, attributed to its interest in El Comandante. The provision for income taxes included in the accompanying consolidated financial statements represents deferred income taxes related to the difference between the Puerto Rico tax basis of the Company's investment in HDA and the amount reported in the financial statements.

     Galapagos and EEP have deferred income tax benefits for losses carryforwards, which have been fully reserved by a valuation allowance.


8.  RELATED PARTY TRANSACTIONS:

     The following represents a summary of amounts accrued with respect to services rendered by certain related parties during the six and the three months ended June 30, 1998 and 1997:
                                             For the           For the
                                             Six Months        Three Months
  Services Rendered                           ended June 30     ended June 30,
---------------------                        ---------------   ---------------
To            By         Concept              1998     1997      1998     1997
-----------   --------  ------------          -----   ------    -----   ------
HDA           EMC       Management agreement $  -    $138,960  $  -    $69,100
The Company   IBC       Accounting services   3,000     6,000     -      3,000
The Company   IGC/IGP   Support agreement     7,500    10,250   4,000    5,320
The Company   EMC       Expenses in excess
                          of receipts          -       99,630    -      57,600
The Company   EMC       Directors fees and
                          expenses           46,500    47,900  23,750   26,430


(PAGE)
9.  LEGAL PROCEEDINGS:

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

     On January 21, 1997 HDA filed with the Racing Board a motion for reconsideration of the order arguing that the Racing Board failed to comply with applicable administrative procedures in issuing the order and that the Racing Board lacked jurisdiction to impose conditions on the S&E sale. The Racing Board held a hearing on the motion for reconsideration on March 4, 1997 but did not issue a ruling on the motion within the 90 day period provided under applicable law. That term having elapsed, the Racing Board lost jurisdiction on the motion of reconsideration and HDA filed an appeal on May 18, 1997 to contest the Order before the Circuit Court of Appeals of Puerto Rico. On May 30, 1997, the Racing Board filed a motion for dismissal for lack
of jurisdiction.   HDA opposed said motion and on March 20, 1998, the Circuit
Court of Appeals of Puerto Rico ruled in favor of HDA.   However, at the
request of the Racing Board on July 17, 1998, the Supreme Court of Puerto Rico
agreed to review the decision made by the Circuit Court of Appeal.   Based
upon facts available to date, Management and legal counsel believe that none of such actions will have a material adverse effect on ECOC's, HDA's or the Company's financial position or results of operations.


10.   UNAUDITED PROFORMA FINANCIAL STATEMENT:

     Effective January 1, 1998, HDA terminated the El Comandante Lease and commenced operating El Comandante through its wholly owned subsidiary, ECMC (the "Proforma Transactions"). The following unaudited proforma consolidated statements of income for the six and the three months ended June 30, 1997 are based upon the historical consolidated statement of the Company and its subsidiaries, and was prepared as if the Proforma Transactions had occurred on January 1, 1997, excluding all intercompany transactions. Proforma adjustments include all the accounts of ECOC for the six and the three months
ended June 30, 1997.   The unaudited proforma consolidated statement are not
necessarily indicative of what the actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1997, and does not purport to represent the results of operations for future periods. In Management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.
(PAGE)        PROFORMA CONSOLIDATED STATEMENT OF INCOME (LOSS)
                      FOR THE SIX MONTHS ENDED JUNE 30,
                    (In thousands, except per unit amounts)
                                  (Unaudited)
                                                     1998            1997
                                                  -----------    -----------
                                                  (Historical)   (Proforma)
REVENUES:
  Commissions on wagering                         $31,173          $30,776
  Net revenues from lottery services                  622            -
  Other revenues                                    1,682            1,900
                                                  -------          --------
                                                   33,477           32,676
                                                  -------          --------
OPERATING EXPENSES:
  Payments to horse owners                         15,215           15,340
  Salaries, wages and employee benefits             5,598            4,262
  Operating expenses                                4,514            3,514
  General and administrative                        1,171            1,833
  Marketing and satellite transmission costs        1,933            1,394
  Depreciation and amortization                     1,823            1,691
                                                  -------          -------
                                                   30,254           28,034
                                                  -------          -------
INCOME FROM OPERATIONS                              3,223            4,642
OTHER INCOME (EXPENSES):
   Financial expenses                              (4,450)          (4,544)
   Gains from sale of Television Stations           -                4,615
   Interest income                                     26              271
                                                  -------          -------
                                                   (4,424)             342
                                                  -------          -------
INCOME (LOSS) BEFORE INCOME TAXES AND
  MINORITY INTEREST                                (1,201)           4,984
PROVISION FOR INCOME TAXES                            -                866
                                                  -------          -------
INCOME (LOSS) BEFORE MINORITY INTEREST             (1,201)           4,118
MINORITY INTEREST IN INCOME (LOSS)                     (9)             815
                                                  -------          -------
                                                  $(1,192)         $ 3,303
NET INCOME (LOSS)                                 =======          =======

ALLOCATION OF NET INCOME (LOSS):
  General Partners                                $   (12)         $    33
  Limited Partners                                 (1,180)           3,270
                                                  -------          -------
                                                  $(1,192)         $ 3,303
                                                  =======          =======
BASIC AND DILUTED NET INCOME (LOSS) PER UNIT      $ (0.19)         $ 0 .52
                                                  =======          =======
WEIGHTED AVERAGE UNITS OUTSTANDING                  6,334            6,334
                                                    =====            =====


(PAGE)        PROFORMA CONSOLIDATED STATEMENT OF INCOME (LOSS)
                     FOR THE THREE MONTHS ENDED JUNE 30,
                    (In thousands, except per unit amounts)
                                  (Unaudited)
                                                     1998            1997
                                                  -----------    -----------
                                                  (Historical)   (Proforma)
REVENUES:
  Commissions on wagering                         $14,797          $15,602
  Net revenues from lottery services                  393            -
  Other revenues                                      853              914
                                                  -------          --------
                                                   16,043           16,516
                                                  -------          --------
OPERATING EXPENSES:
  Payments to horse owners                          7,235            7,776
  Salaries, wages and employee benefits             2,822            2,193
  Operating expenses                                2,310            1,775
  General and administrative                          605              913
  Marketing and satellite transmission costs          992              703
  Depreciation and amortization                       908              925
                                                  -------          -------
                                                   14,872           14,285
                                                  -------          -------
INCOME FROM OPERATIONS                              1,171            2,231
OTHER INCOME (EXPENSES):
   Financial expenses                              (2,245)          (2,310)
   Interest income                                     23              149
                                                  -------          -------
                                                   (2,222)          (2,161)
                                                  -------          -------
INCOME (LOSS) BEFORE INCOME TAXES AND
  MINORITY INTEREST                                (1,051)              70
PROVISION FOR INCOME TAXES                           (100)             191
                                                  -------          -------
INCOME (LOSS) BEFORE MINORITY INTEREST               (951)            (121)
MINORITY INTEREST IN LOSS                              (9)             (39)
                                                  -------          -------
                                                  $  (942)         $   (82)
NET INCOME (LOSS)                                 =======          =======
ALLOCATION OF NET INCOME (LOSS):
  General Partners                                $   (10)         $    (1)
  Limited Partners                                   (932)             (81)
                                                  -------          -------
                                                  $  (942)         $   (82)
                                                  =======          =======

BASIC AND DILUTED NET INCOME (LOSS) PER UNIT      $ (0.15)         $(0 .01)
                                                  =======          =======
WEIGHTED AVERAGE UNITS OUTSTANDING                  6,334            6,334
                                                    =====            =====



(PAGE)
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's results of operations are principally attributed to its indirect interests in three horse race tracks: (i) El Comandante in Puerto Rico, operated by El Comandante Management Company, LLC ("ECMC"), (ii) V Centenario in the Dominican Republic, operated by Galapagos S.E., and (iii) effective January 1, 1998, Presidente Remon in Panama, operated by Equus Entertainment de Panama, S.A. ("EEP"). The Company also had an interest in certain Television Stations in Puerto Rico which were sold in transactions closed in August 1996 and January 1997.

     The table below summarizes the results of operations of the Company and its consolidated subsidiaries for the six and the three months period ended June 30, 1998 as compared to the results for the six and the three months period ended June 30, 1997. Effective January 1, 1998 HDA terminated the lease agreement with El Comandante Operating Company, Inc. ("ECOC") and commenced operating El Comandante through a wholly owned subsidiary (the "Proforma Transaction"). As a result, the Company's historical results of operations for 1997 are not readily comparable with results of operations for 1998. Accordingly, the unaudited proforma results for 1997 have been also presented as if the Proforma Transaction had occurred on January 1, 1997 and the accounts of ECOC had been included in the Company's consolidated financial statements, after eliminating all intercompany transactions (see
Note 10 to the Company's consolidated financial statements).
                                  Six Months                Three Months
                                 ended June 30,             Ended June 30,
                               1998   1997      1997     1998   1997   1997
                                              Proforma               Proforma
                           ---------------------------  ----------------------
                                 (in thousands)            (in thousands)
  Revenues:
    Puerto Rico            $26,388   $7,385  $30,067   $12,428  $3,624 $15,155
    Dominican Republic       3,272    2,879    2,879     1,621   1,361   1,361
    Panama                   3,795       -        -      1,994    -        -
                           -------   ------  -------   -------  ------ -------
                            33,455   10,264   32,946    16,043   4,985  16,516
  Expenses:
    Depreciation             1,823    1,183    1,691       908     600     925
    Operations
      Puerto Rico           21,159      638   22,976    10,243     319  11,626
      Dominican Republic     3,051    3,047    3,047     1,379   1,547   1,547
      Panama                 3,983      -       -        2,245     -        -
    Other                      238      320      320        97     187     187
                           -------   ------  -------   -------   ------  -----
                             3,201    5,076    4,912     1,171   2,332   2,231

    Financial               (4,450)  (4,406)  (4,544)   (2,245) (2,243) (2,310)
    Other                       48    4,616    4,616        23     139     149
    Provision for
      income taxes              -       843      866      (100)    195     191
    Minority interest           (9)     815      815        (9)    (39)    (39)
                           -------   ------  -------    ------  ------   ------
    Net income (loss)      $(1,192)  $3,628   $3,303    $ (942)   $ 72    $(82)
                           =======   ======   ======    ======  ======   ======
(PAGE)

THE COMPANY'S RESULTS OF OPERATIONS

Puerto Rico Operations

     Revenues.   Increased in the second quarter of 1998 by $8,666,000 from the comparative quarter of 1997. On a proforma basis, there was a decrease of $2,727,000. During the six months ended June 30, 1998, revenues increased by $19,003,000 from the comparative period of 1997. On a proforma basis, there was a decrease of $3,679,000.

     Revenues from the Puerto Rico operations in the second quarter of 1998 include commissions on wagering on El Comandante races of $11,926,000 (20.7%
% average take) on 62 race days, as compared to proforma revenues in the second quarter of 1997, when there were commissions on wagering of $14,491,000 (20.9% average take) on 65 race days. This represents a decrease in commissions of $2,565,000 in the second quarter of 1998, from the comparative quarter in 1997.
 Revenues from the Puerto Rico operations during the six month period ended June 30, 1998 include commissions on wagering on El Comandante races of $25,326,000 (20.75% average take) on 64 race days, as compared to proforma revenues in the comparative period of 1997, when there were commissions on wagering of $28,451,000 (20.95% average take) on 62 race days. This represents a decrease in commissions during the six months ended June 30, 1998 of $3,125,000, from the comparative period of 1997.

     The decrease in commissions in each of the three and six month periods is mainly attributable to the existing downward trend in wagering due to additional gaming and entertainment opportunities that are available to the public and to recent legislation that has favored other segments of the gaming industry and intensified competition in the wagering market. This legislation awards Casinos the right to operate 24 hours a day, seven days a week. Currently, slot machines are the fastest, growing segment of the gaming industry with more and up-graded slot machines available in the casino hotels. Also, the government-sponsored electronic lottery expanded the number of drawing held per week on is Pick-3 game from two to four, and guaranteed a jackpot prize of $2 million on its weekly six-number game.

     The decrease in the second quarter was particularly affected by a strike of union workers opposing to the privatization of the Puerto Rico Telephone Company ("PRTC"), event that disrupted operations at the telephone company and lead to a decline in wagering since its commencement in early June. Approximately 97% of wagering on El Comandante races in Puerto Rico comes from bets placed by patrons through El Comandante's extensive off-track betting system of over 650 independent agencies. The OTB agency system operates by way of dedicated telephone lines provided by the PRTC that relay information from
the agencies to the main computer located at the track.   During the strike, an
average of 200 agencies, per racing day, were affected and unable to take bets due to disruptions in these telephone lines. This resulted in estimated revenue losses of over $1 million.


(PAGE)
     The effect of the PRTC workers' strike was somewhat lessened by effective deployment of the available backup lines and by bettors seeking out agencies still on line. Also, a special summer promotional package covering the months of June and July was deemed helpful in softening the impact of a severe
situation.   The strike ended July 28 but Management estimates that the recovery process of the OTB network telephone system will last through the middle of August, at which time it would be operating at full capacity. Management is exploring communications alternatives to minimize the dependent on the PRTC system by diversifying the technological base through wireless communications. These alternate forms are in the development stage in Puerto Rico.

     Other factors that have impaired Management's effort to increase wagering:
(i) delay in the development of an account-based telephone betting system, which requires the approval of the Puerto Rico Racing Board, who has not yet acted on our petition, and (ii) delay in the implementation of favorable changes to the racing schedule (such as racing Saturdays) and the wagering menu (new wagers, such as the "Superfecta"), aimed at attracting more bettors and providing them an interesting and varied product, due to recent actions taken by the Puerto Rico Racing Board.

     Expenses. Increased in the second quarter of 1998 by $9,924,000 from the comparative quarter of 1997. On a proforma basis, there was a decrease of $1,383,000, of which $1,244,000 relates to payments made to horseowners, based on the amount of commissions on El Comandante wagering and $139,000 to other categories of expenses. During the six months ended June 30, 1998, expenses increased by $20,521,000 from the comparative period of 1997. On a proforma basis, there was a decrease of $1,817,000 of which $1,510,000 relates to payments made to horseowners, and $307,000 to other categories of expenses.

     The decrease in other expenses in each of the three and six month periods is principally caused by an intensified effort of Management to reduce costs to minimize the impact of the decline in wagering. There have been decreases in
all categories, other than marketing and satellite costs.   Reduction in
salaries and wages is in part due to improved controls that resulted in reduction in the payment of overtime. Decrease in operating expenses is attributed to a reduction in costs of the race track restaurant as a result of a new agreement that no longer requires subsidy from El Comandante and a reduction in costs of telephone lines as a result of a new contract effective early 1998. Also, there was a reduction in contributions made on special race days designated for the benefit of certain non-pecuniary entities, as a direct result of reduction in wagering.

     An increase in marketing and satellite costs is primarily due to an increase in advertising and promotional campaigns, aimed at introducing new comers to the sport of horse racing and enhancing the awareness of racing as both an industry and a sport. Substantial media placement and promotional efforts were specially incurred during the PRTC strike period to keep public informed about the status of OTB agencies affected by the disrupted telephone lines and provide alternatives.



(PAGE)
Dominican Republic Operations

     The accounting records of Galapagos are maintained in Dominican Republic pesos and converted to U.S. dollars based on the average exchange rate during the reporting period. Consequently, fluctuations in exchange rates have an effect in the results of operations of Galapagos, when reported in U.S. dollars. The average exchange rate for the six months ended June 30, 1998 was
15.09 pesos to one U.S. dollar, compared to 14.24 pesos to one U.S. dollar in the comparative period in 1997.

     Revenues. Increased in the second quarter of 1998 by $260,000 from the comparative quarter of 1997, which is net of a decrease of $198,000 in commissions on wagering. During the six months ended June 30, 1998, revenues increased by $393,000 from the comparative period of 1997, which is net of a decrease of $184,000 in commissions on wagering.

      Commissions on wagering from Dominican Republic operations in the second quarter of 1998 were $912,000 as compared to $1,110,000 in the second quarter
of 1997.   Commissions on wagering from Dominican Republic operations during the six month period ended June 30, 1998 were $2,139,000 on 145 race days, as compared to $2,323,000 in the comparative period of 1997 on 146 race days.
     The decline in wagering in each of the three and six month periods is attributable in part to increased competition from the electronic lottery, which has carried big jackpot prices of over US$2 million at least three times during the six months period of 1998. This has affected wagering especially on Saturdays, the date the lotto draw is made, which is the best selling day of the week. Lack of TV coverage in certain cities has limited the development of new agencies and the increase in new racing fans.

     The second quarter was specially affected by two events that distracted the attention of racing fans: the congressional elections and the death of Dr. Pena Gomez, an important political figure in the Dominican Republic who was subject of a national mourning.

     Revenues from other sources in the second quarter increased by $458,000 from the comparative quarter of 1997. During the six months ended June 30, 1998, revenues from other sources increased by $577,000. The increase in each of the three and six month periods was primarily attributed to $393,000 and $622,000, respectively, in net fees earned under a contract for providing the distribution system of the electronic lottery that commenced in November 1997. However, for the six month period ended June 30, 1998, this increase was offset, in part, by a reduction in revenues from the restaurant operation, which was eliminated by Galapagos in late 1997 as it generated net losses, and other racing income. This decrease occurred despite of the economic assistance received in 1998 from the Dominican Republic Government (since July 1997) to improve racing from taxes it received on wagering on simulcasted races from El Comandante.

     Expenses. Decreased in the second quarter of 1998 by $168,000 from the comparative quarter of 1997, of which $99,000 relates to payments made to horseowners, based on the amount of commissions on wagering and $69,000 to
other categories of expenses.   During the six months ended June 30, 1998,
expenses remained at the same level of the comparative period in 1997, although
(PAGE)
there was a decrease of $92,000 attributed to payments made to horseowners, offset by an equivalent increase in other categories of expenses.

     There have been reductions in other categories of expenses, such as in salaries and wages, due to reduction in personnel and redistribution of responsibilities. Operating expenses have been reduced, partly, due to elimination of costs attributed to the restaurant operation, which was eliminated in late 1997. This reduction in costs is also the result of Management's efforts to improve Galapagos' result of operations, which is specially reflected in the second quarter of 1998. However, during the six months ended June 30, 1998, these reductions were partially offset by an increase in advertising and television costs in relation to the expansion of OTB agencies outside the Santo Domingo metropolitan area where television coverage of the races commenced during mid-1997.


Panama Operations

     Overview. On January 1, 1998, EEP took over a 20-year agreement to operate Presidente Remon race track in Panama, which is owned by the Government. The track was closed since the beginning of the year for renovations and extensive improvements, which included an overhaul of the entire grandstand area, new landscape design and construction of new paddock and walking ring areas.

     Revenues. For the three and six month periods ended June 30, 1998, revenues from Panama operations include commissions on wagering of $1,959,000 and $3,708,000, respectively. During the period of renovations, EEP earned commissions on simulcasted races from the United States. On February 14, live racing was reinstated on Saturdays and Sundays to permit continuing renovations the rest of the week, and in mid-April racing was added during Thursdays nights, increasing live races to an average of 24 races per week. In addition to live racing, simulcasting of El Comandante races has been offered since May 1998 all days of the week except Saturdays.

     EEP commenced operations with 42 agencies and at June 30, 1998 there were 68 agencies installed, although the daily average of agencies on-line during the six month period ended June 30, 1998 was approximately 50. As the number of agencies grow and the television coverage is expanded to areas outside Panama City, it is expected that commissions on wagering will also growth at a faster rate.

     During the second quarter of 1998, Management believes that wagering was adversely affected by the World Cup of soccer that took place in France in the month of June, which attracted the attention of Panamanians specially during Saturdays and Sundays when EEP offers live racing.

     Expenses. Payments to horseowners represent the biggest category of operating expenses in Panama and for the three and the six month ended June 30, 1998 amounted to $804,000 and $1,477,000, respectively. Under the contract with horseowners, EEP is required to pay horseowners as purses a minimum of $3.8 million during 1998, of which $200,000 is in the form of a non-interest bearing loan. Other operating costs increased in the second quarter of 1998,
(PAGE)
as compared with the first quarter. The increase is principally attributed to the addition of a third race day per week in April 1998 and to the fact that the race track was fully operational during the second quarter of 1998 while it was closed during approximately 45 days in the first quarter for renovations.

Other Revenues

     During the six month ended June 30, 1998, decrease in other revenues, as compared with the comparative period of 1997, was attributed to a non recurring gain of $4,615,000 that occurred in January 1997 as a result of the sale by HDA of its remaining 50% interest in the Television Stations.

Provision for Income Taxes

     The provision for income tax is primarily related to Puerto Rico income taxes on the Company's income from Puerto Rico sources related to its interest in El Comandante, without taking into account losses of Galapagos and EEP or expenses of the Company. The deferred income taxes are related to the difference between the tax basis of the Company's investment in HDA and the amount reported in the financial statements. During the six month period ended June 30, 1997, approximately $463,000 of the deferred income tax provision is related to the reversal of the tax benefit recorded by the Company in prior years for the accumulated operating losses of the Television Stations, as a result of the sale of Television Stations in January 1997.

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


LIQUIDITY AND CAPITAL RESOURCES

     Cash held by HDA (including ECMC) and its foreign subsidiaries is not readily available to the Company due to certain restrictions under HDA's Indenture for the issuance of its First Mortgage Notes. Therefore, capital resources and liquidity of the Company are discussed separately from the capital resources and liquidity of HDA (including ECMC).

     Liquidity and Capital Resources of the Company. Cash of the Company at June 30, 1998 was $100,000, as compared to $160,000 on December 31, 1997. Cash flows from operations are principally attributed to the management contracts that the Company has, through its wholly-owned subsidiary Equus Entertainment Corporation, with HDA and its consolidated subsidiaries to provide management
(PAGE)
services and technical assistance to three race tracks in Puerto Rico, Dominican Republic and Panama.

     For 1998, Management estimates cash requirements of the Company in approximately $2.4 million including a $540,000 investment in EEP, and cash receipts of approximately $2 million from (i) a $200,000 short term loan (borrowed from an affiliate in early August) and (ii) collection from subsidiaries (arising from transactions that are eliminated in the Company's consolidated financial statements) for estimated fees of $1.4 million earned by the Company under the management agreements and (ii) collection of approximately $400,000 of receivables from these subsidiaries. The Company does not expect to receive cash distributions from HDA in 1998 due to restrictions under its Indenture which limit HDA's ability to make distributions to partners to an amount based on a percentage of HDA's consolidated book income.

     The Company's liquidity for 1998 greatly depends on the ability of its subsidiaries to pay the fees for services and their 1997 payables to the Company. Because Galapagos has generated losses in prior years, there is no assurance that the entire amount of these fees will be collected. In this case, Management would look for other alternatives of funding such as a loan from a financial institution.

     Liquidity and Capital Resources of HDA and ECMC. HDA's principal uses of cash during the six months ended June 30, 1998 attributed to financing and investing activities were as follows:

     (i) Capital improvements to El Comandante race track of $1,252,000, of which approximately $680,000 were incurred in the resurfing of the racing strip. This investment was necessary to promote the best interests of the racing industry by prolonging the productive careers of horses and limiting the number and severity of injuries to both equine and human athletes.

     (ii) Payments of notes payable to a Supra in the principal amount of $260,000, in connection with the redemption of its 17% interest in HDA in August 1997.

     (iii) Payment of $250,000 on a short term loan, with a balance outstanding at June 30, 1998 of $750,000. The loan matures on January 1, 1999.

     (iv) Payment of capital leases for equipment used in El Comandante operations of $274,000.

     (v) Investment of $2,212,000 in the Panama operations for the acquisition of equipment and capital improvements to the race track.

     Cash available to HDA and ECMC at the beginning of year, together with cash flows from operations of El Comandante, were not sufficient to cover HDA's capital requirements during the six months ended June 30, 1998. Cash flows from operations of HDA and ECMC are principally attributed to commissions on wagering on El Comandante's races and on simulcasted races, principally to the Dominican Republic and Panama. Commissions on wagering for 1998 were estimated in $5.5 million less than in 1997. This projection does not consider any
(PAGE)
additional revenues derived from the expansion of simulcasting to other countries or the implementation of certain actions, mostly dependable on the action of the Puerto Rico Racing Board, which Management believes would result in more wagering on El Comandante races (such as telephone betting and week-end racing program).

     On June 15, 1998, HDA borrowed $3 million from a financial institution to cover cash needs in the Panama operation. This short term loan, which is also guaranteed by the Equus Gaming Company L.P., is due on October 15, 1998 and will be repaid from funds to be raised through a public offering of securities in Panama. However, because as a result of this loan HDA is in breach of a covenant for limitation on indebtedness under the Indenture for its First Mortgage Notes, Equus Gaming Company L.P. has agreed to assume this debt and release HDA as a guarantor of the loan. The financial institution has accepted this arrangement and documents are expected to be signed by August 21, 1998. Therefore, the default will be cured.

     For the remaining of the year, the projected principal uses of cash attributed to financing and investing activities, are: (i) capital improvements to El Comandante race track of $200,000, (ii) principal payments on capital leases, (iii) repayment of the short term loan with an outstanding balance of $750,000 and (iv) redemption of First Mortgage Notes for $3.3 million. HDA is required to make an offer not later than December 1, 1998 to redeem First Mortgage Notes in the principal amount of $3 million at 110% of par or it will have to pay a penalty of $971,000, equal to 1.5% of the principal amount of outstanding First Mortgage Notes.

     Management is developing a plan that would require additional forms of financing by HDA and/or a private placement of securities by Equus Gaming Company, that would benefit cash flows of HDA. Therefore, it is expected that capital requirements and financial obligations of HDA and ECMC for 1998 will be covered by cash available at the beginning of the year plus (i) cash flows from operations, based on a projected commissions on wagering on El Comandante races of approximately $50.5 million, (ii) cash flows from recovery of its investment in the Panama operation through the public offering of securities, as described bellow, and (iii) financing facilities that are available to HDA, such as short term loans and line of credits. Any reduction in the cash flows of El Comandante for the year is not expected to materially affect the liquidity of HDA, other than its ability to complete the optional redemption of Fist Mortgage Notes in December 1998.

     The public offering of securities in Panama, which has been subscribed by an investment banker in that country, is currently under the final stages of registration in the Panama Exchange Commission. The offering will raise $6 million: $2 million from the sale of 50% of EEP's capital stock and $4 million from the sale of bonds. The bonds will be non recourse to HDA or the Company and will have the following terms: (i) 11% interest rate, (ii) interest payments during the first two years, graduated principal payments until maturity in six years and (iii) requirement for HDA and/or the Company to maintain a capital investment in EEP of $2 million. Management expects the effective date of the offering to be during the first week of September, at which time the investment banker will disburse net funds as follows: $2 million to repay bridge loan obtained by EEP in January 1998 to finance improvements,
(PAGE)
$3 million to repay short term loan to be assumed by Equus Gaming Company L.P. to finance capital improvements and acquisition of equipment for the Panama operations and, the balance, to EEP for working capital purposes.

     Long-Term Commitments. In addition to capital leases, long-term cash commitments of HDA and ECMC are charitable contributions and repayment of First Mortgage Notes commencing in 2000.

     In connection with the termination of the lease agreement of El Comandante effective January 1, 1998, HDA assumed commitments to make contributions to certain charitable and educational institutions. Amounts due under these committed are: $100,000 in 1999, $150,000 in 2000 and $200,000 in 2001.
Management expects to satisfy these obligations.

     HDA's First Mortgage Notes bear interest at 11.75%, payable semiannually on June 15 and December 15, and are secured by El Comandante assets. The First Mortgage Notes are redeemable, at the option of HDA, at redemption prices decreasing from 104.125% to 101.5% of par, depending upon the redemption date (see Note 5 to the Company's consolidated financial statements). The stated maturity dates are as follows: $3,563,000 in 2000 (decreased by any amount of First Mortgage Notes redeemed in 1998), $10,200,000 in 2001, $10,200,000 in
2002 and $40,800,000 in 2003 at maturity. Management expects to refinance this obligation in 2001.

     Government Matters. El Comandante's horse racing and pari-mutuel wagering operations are subject to substantial government regulation. Pursuant to the Puerto Rico Horse Racing Industry and Sport Act (the "Racing Act"), the Racing Board and the Puerto Rico Racing Administrator (the "Racing Administrator") exercises significant regulatory control over ECOC's racing and wagering operations. For example, the Racing Administrator determined the monthly racing program for El Comandante and approved the number of annual race days in excess of the statutory minimum of 180. The Racing Act also apportions payments of monies wagered that would be available as commissions to ECMC. The Racing Board consists of three persons appointed to four-year terms by the Governor of Puerto Rico. The Racing Administrator is also appointed by the Governor for a four-year term.

     Year 2000 Computer Issue. Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00". This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. The Company and its subsidiaries utilize software and related computer technologies essential to its operations that will be affected by the year 2000 issue. Substantially all wagering operations are processed through a reputable outside consulting firm. The Company is currently evaluating studying what actions will be necessary to make its computer systems Year 2000 compliant. The expense associated with these actions cannot presently be determined, but could be significant.





(PAGE)
PART II - OTHER INFORMATION

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

     On January 21, 1997 HDA filed with the Racing Board a motion for reconsideration of the order arguing that the Racing Board failed to comply with applicable administrative procedures in issuing the order and that the Racing Board lacked jurisdiction to impose conditions on the S&E sale. The Racing Board held a hearing on the motion for reconsideration on March 4, 1997 but did not issue a ruling on the motion within the 90 day period provided under applicable law. That term having elapsed, the Racing Board lost jurisdiction on the motion of reconsideration and HDA filed an appeal on May 18, 1997 to contest the Order before the Circuit Court of Appeals of Puerto Rico. On May 30, 1997, the Racing Board filed a motion for dismissal
for lack of jurisdiction.   HDA opposed said motion and on March 20, 1998,
the Circuit Court of Appeals of Puerto Rico ruled in favor of HDA.   However,
at the request of the Racing Board on July 17, 1998, the Supreme Court of Puerto Rico agreed to review the decision made by the Circuit Court of
Appeal.   Based upon facts available to date, Management and legal counsel believe that none of such actions will have a material adverse effect on ECOC's, HDA's or the Company's financial position or results of operations.

Item 2 - 5

Not Applicable.


















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


                                   Equus Gaming Company L.P.
                                   -----------------------------------
                                            (Registrant)

                                   By:  Equus Management Company
                                        Managing General Partner


August 14, 1998                      /s/  Thomas B. Wilson
-----------------                    -------------------------------
Date                                  Thomas B. Wilson
                                      President & Chief Executive Officer


August 14, 1998                       /s/ Gretchen Gronau
----------------                       -----------------------------
Date                                    Gretchen Gronau
                                        Vice President and
                                        Chief Financial Officer