Form 10-Q
period 1998-09-30
EQUUS GAMING CO LP
filed 1998-11-17
CIK 928423

(PAGE)                SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

   FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER 30, 1998,  OR

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




                                 INDEX
                                                                Page
PART I - FINANCIAL INFORMATION                                  Number


  Item 1 - Consolidated Financial Statements

     Consolidated Statements of Income (Loss) for the Six
     Months Ended September 30, 1998 and 1997 (Unaudited)           1

     Consolidated Statements of Loss for the Three
     Months Ended September 30, 1998 and 1997 (Unaudited)           3

     Consolidated Balance Sheets at September 30, 1998
     (Unaudited) and December 31, 1997 (Audited)                    5

     Consolidated Statements of Cash Flows for the Nine
     Months Ended September 30, 1998 and 1997  (Unaudited)          7

     Notes to Consolidated Financial Statements                     9

  Item 2 -- Management's Discussion and Analysis of
            Financial Condition and Results of Operations          20

     Results of Operations                                         21

     Liquidity and Capital Resources                               27


PART II - OTHER INFORMATION

  Item 1 -  Legal Proceedings                                      32

  Item 2 -  Material Modifications of Rights of Registrant's
             Securities                                            32

  Item 3 -  Default upon Senior Securities                         32

  Item 4 -  Submission of Matters to a Vote of
             Security Holders                                      32

  Item 5 -  Other Information                                      32

  Item 6 -  Exhibits and Reports on Form 8-K                       32

  Signatures                                                       33


(PAGE)                         EQUUS GAMING COMPANY L.P.
                       CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                      (Unaudited)
                                                           1998         1997
                                                        ----------- ----------
REVENUES:
  Rental income from El Comandante Race Track           $     -     $10,348,140

  Commissions on wagering                                44,371,528   3,447,470
  Net revenues from lottery services                        742,366          -
  Other revenues                                          2,971,750     934,045
                                                        ----------- -----------
                                                         48,085,644  14,729,655
                                                        ----------- -----------
EXPENSES:
  Payments to horse owners                               21,860,903   1,723,735
  Salaries, wages and employee benefits                   8,459,887     864,767
  Operating expenses                                      6,702,628   1,915,513
  General and administrative                              1,796,349   1,548,115
  Marketing and satellite transmission costs              2,769,058     461,914
  Depreciation and amortization                           2,789,728   1,770,416
                                                        -----------  ----------
                                                         44,378,553   8,284,460
                                                        -----------  ----------
INCOME FROM OPERATIONS                                     3,707,091   6,445,195
                                                         -----------  ---------
OTHER INCOME (EXPENSES):
   Financial expenses                                     (6,749,252)(6,481,586)
   Gain from sale of Television Stations                       -      4,615,000
   Interest income                                            43,758    376,607
                                                         -----------  ----------
                                                          (6,705,494)(1,489,979)
                                                         -----------  ----------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
   INTEREST AND EXTRAORDINARY ITEM                        (2,998,403) 4,955,216

PROVISION FOR INCOME TAXES                                     -        784,240
                                                         -----------  ----------
INCOME (LOSS) BEFORE MINORITY INTEREST AND
  EXTRAORDINARY ITEM                                      (2,998,413)  4,170,976

MINORITY INTEREST IN INCOME (LOSSES)                         (27,321)    734,190
                                                         -----------  ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                   (2,971,082)  3,436,786

EXTRAORDINARY ITEM- Premium on early redemption
   of First Mortgage Notes and write-off of
   related deferred financing costs and
   note discount                                               -         459,173
                                                         -----------  ----------
NET INCOME (LOSS)                                        $(2,971,082)$2,977,613
                                                         ===========  ==========
                                      (continues)
(PAGE)                         EQUUS GAMING COMPANY L.P.
                       CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                      (Unaudited)


                                      (continued)




                                                            1998           1997
                                                         ----------- -----------

ALLOCATION OF NET INCOME (LOSS):
  General Partners                                       $   (29,711) $   29,776
  Limited Partners                                        (2,941,371)  2,947,837
                                                         -----------  ----------
                                                         $(2,971,082) $2,977,613
                                                         ===========  ==========

PER UNIT AMOUNTS:
  Net income (loss) before extraordinary item            $     (0.47) $     0.54
  Extraordinary item                                            -         (0.07)
                                                         -----------  ----------
  Net income (loss)                                      $     (0.47)$     0.47
                                                         ===========  ==========

WEIGHTED AVERAGE UNITS OUTSTANDING                         6,333,617 6,333,617
                                                         =========== ==========





















                      The accompanying notes are an integral part of these consolidated financial statements.

(PAGE)                         EQUUS GAMING COMPANY L.P.
                            CONSOLIDATED STATEMENTS OF LOSS
                       FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                      (Unaudited)



                                                            1998           1997
                                                         ----------- -----------
REVENUES:
  Rental income from El Comandante Race Track            $     -     $3,235,297
  Commissions on wagering                                 13,198,149  1,124,153
  Net revenues from lottery services                         120,410         -
  Other revenues                                           1,290,199    378,137
                                                         ----------- -----------
                                                          14,608,758  4,737,587
                                                         ----------- -----------
EXPENSES:
  Payments to horse owners                                 6,646,898    562,077
  Salaries, wages and employee benefits                    2,861,418    292,180
  Operating expenses                                       2,188,225    667,734
  General and administrative                                 625,291    824,645
  Marketing and satellite transmission costs                 835,735    163,869
  Depreciation and amortization                              966,735    588,042
                                                         -----------  ----------
                                                          14,124,302  3,098,547
                                                         -----------  ----------
INCOME FROM OPERATIONS                                       484,456  1,639,040
                                                         -----------  ----------
OTHER INCOME (EXPENSES):
  Financial expenses                                      (2,299,662)(2,075,419)
  Interest income                                             17,405    105,349
                                                         -----------  ----------
                                                          (2,282,257)(1,970,070)
                                                         -----------  ----------
LOSS BEFORE INCOME TAXES, MINORITY INTEREST
   AND EXTRAORDINARY ITEM                                 (1,797,801)  (331,030)

INCOME TAX BENEFIT                                             -        (58,508)
                                                         -----------  ----------
LOSS BEFORE MINORITY INTEREST AND
   EXTRAORDINARY ITEM                                     (1,797,801)  (272,522)

MINORITY INTEREST IN LOSSES                                  (18,400)   (80,890)
                                                         -----------  ----------
LOSS BEFORE EXTRAORDINARY ITEM                            (1,779,401)  (191,632)

EXTRAORDINARY ITEM - Premium on early redemption
   on First Mortgage Notes and write-off of
   related deferred financing costs and note
   discount                                                    -         459,173
                                                         ------------ ----------
NET LOSS                                                 $(1,779,401)$ (650,805)
                                                         ===========  ==========
                                      (continues)
(PAGE)
                               EQUUS GAMING COMPANY L.P.
                            CONSOLIDATED STATEMENTS OF LOSS
                       FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                      (Unaudited)


                                      (continued)




                                                          1998             1997
                                                     -----------     -----------
ALLOCATION OF NET LOSS:
  General Partners                                  $   (17,794)    $   (6,508)
  Limited Partners                                   (1,761,607)      (644,297)
                                                     -----------     ----------
                                                     $(1,779,401)    $ (650,805)
                                                      ===========     ==========
PER UNIT AMOUNTS:
  Net loss before extraordinary item                 $     (0.28)    $    (0.03)
  Extraordinary item                                                       0.07
                                                     -----------     ----------
  Net Loss                                           $     (0.28)    $    (0.10)
                                                     ===========     ==========

WEIGHTED AVERAGE UNITS OUTSTANDING                     6,333,617      6,333,617
                                                    ===========     ==========






















                     The accompanying notes are an integral part
                      of these consolidated financial statements.
(PAGE)                         EQUUS GAMING COMPANY L.P.
                              CONSOLIDATED BALANCE SHEETS





                                                     September 30,  December 31,
                                                         1998          1997
                                                     -----------    -----------
                                                     (Unaudited)     (Audited)
                  ASSETS

  CURRENT ASSETS:
    Cash, including restricted cash of
      $296,675 in 1998                               $   883,098   $   507,656
    Accounts receivable, net                           2,159,267       480,483
    Receivable from El Comandante Operating
       Company, Inc. ("ECOC")                              -         3,106,497
    Prepayments and supplies inventory                   741,511       128,833
    Notes receivable                                   1,328,337        -
                                                     -----------   -----------
                                                       5,112,213     4,223,469
                                                     -----------   -----------
  DEFERRED COSTS, net:
    Financing                                          3,191,583     3,565,586
    Panama contract                                    2,273,792     2,356,292
    Organizational and other costs                       730,938       986,227
                                                     -----------   -----------
                                                       6,196,313    6,908,105
                                                     -----------   -----------
  PROPERTY AND EQUIPMENT:
    Land                                               7,128,858     7,128,858
    Buildings and improvements                        52,940,187    48,855,905
    Equipment and furniture                           12,142,062    3,346,834
                                                     -----------   -----------
                                                      72,211,107    59,331,597
    Less- accumulated depreciation                   (19,534,452) (14,275,812)
                                                     -----------   -----------
                                                      52,676,655    45,055,785
                                                     -----------   -----------

                                                     $63,985,181   $56,187,359
                                                     ===========   ===========









                                      (continues)
(PAGE)                         EQUUS GAMING COMPANY L.P.
                              CONSOLIDATED BALANCE SHEETS


                                      (continued)




                                                    September 30,   December 31,
                                                         1998          1997
                                                     -----------    -----------
                                                     (Unaudited)     (Audited)

   LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES:
    Notes payable                                    $ 6,802,493   $ 1,010,000
    Current portion of capital lease
     obligations                                        899,969       260,706
    Accrued interest                                   2,255,599       335,670
    Accounts payable and accrued liabilities           6,176,339     1,484,973
    Outstanding winning tickets and refunds              729,550        68,857
                                                     -----------   -----------
                                                      16,863,950     3,160,206
                                                     -----------   -----------
LONG-TERM LIABILITIES:
    Capital lease obligations                          1,280,696       354,991
    Notes payable                                          -           250,000
    First Mortgage Notes, net of note
      discount of $1,253,128 and $1,398,887,
      respectively                                    63,509,872    63,364,113
    Deferred income taxes                              1,068,594     1,068,594
                                                     -----------   -----------
                                                      65,859,162    65,037,698
                                                     -----------   -----------
MINORITY INTEREST                                       25,131        82,631
                                                     -----------   -----------
PARTNERS' DEFICIT:
   General Partners                                     (795,343)     (728,644)
   Limited Partners- 6,383,617 units
     authorized; 6,333,617 units issued
     and outstanding                                 (17,967,719)  (11,364,532)

                                                     -----------   -----------
                                                     (18,763,062)  (12,093,176)
                                                     -----------   -----------

-                                                    $63,985,181   $56,187,359
                                                     ===========   ===========


                      The accompanying notes are an integral part
                         of these consolidated balance sheets.
(PAGE)                          EQUUS GAMING COMPANY L.P.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                       (Unaudited)




                                                          1998           1997
                                                       -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $(2,971,082) $2,977,613
                                                       -----------  -----------
  Adjustments to reconcile net income
    (loss) to net cash provided
        by operating activities-
      Gain from sale of Television Stations                 -       (4,615,000)
      Extraordinary Item                                    -          459,173
      Depreciation                                      2,573,079    1,737,049
      Amortization                                        754,403      458,192
      Deferred income tax provision                         -          781,692
      Currency translation adjustments                    (40,470)    (18,126)
      Minority interest                                   (27,321)     734,190
      Decrease (increase) in assets-
        Rent receivable from ECOC                            -       (379,140)
        Accounts receivable                             (1,162,623)   372,274
        Prepayments and supplies inventory                (335,021)       -
        Deferred and other costs                           239,864   (227,359)
        Panama contract                                      -     (2,260,000)
      Increase (decrease) in liabilities-
        Accrued interest                                 1,919,929  1,886,913
        Accounts payable and accrued liabilities           404,498   (920,799)
        Outstanding winning tickets and refunds           (336,063)       -
                                                       -----------  -----------
       Total adjustments                                 3,990,275  (1,990,941)
                                                       -----------  -----------
       Net cash provided by operating activities         1,019,193     986,672
                                                       -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (6,153,072)  (422,306)
  Increase in notes receivable, net                       (892,092)         -
  Acquisition of ECOC cash accounts upon
    termination of lease agreement                       1,061,239             -
  Collections of note from ECOC                              -          243,231
  Sale of Television Stations -
    Proceeds                                                 -         7,000,000
    Costs                                                    -         (559,757)
                                                      -----------   -----------
        Net cash (used in) provided by
         investing activities                           (5,983,925)   6,261,168
                                                       -----------  -----------

                                       (continues)

(PAGE)                          EQUUS GAMING COMPANY L.P.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                       (Unaudited)

                                       (continued)



                                                          1998          1997
                                                       ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of First Mortgage Notes                       -         (3,237,000)
  Premium on redemption of First Mortgage Notes            -         (250,000)
  Contributions by minority stockholders                  33,410          -
  Repayments of loans from general
     partner, net                                          -           (415,883)
  Issuance of notes payable to Supra                       -            260,000
  Loans from financial institutions                    6,667,090           -
  Payments on notes payable and capital
    lease obligations                                (1,341,773)      (455,946)
  Increase in deferred costs                            (18,553)      (229,519)
  Redemption of 17% minority interest in HDA                  -     (4,314,284)
  Cash distributions to minority
    partners of HDA                                      -           (544,140)
                                                     ----------    -----------
        Net cash provided by (used in)
          financing activities                        5,340,174    (9,186,772)
                                                     ----------    -----------
NET INCREASE (DECREASE) IN CASH                         375,442    (1,938,932)

CASH, beginning of year                                 507,656     4,268,029
                                                     ----------    -----------
CASH, end of period                                  $  883,098    $ 2,329,097
                                                     ==========    ===========

SUPPLEMENTAL INFORMATION:
  Interest paid                                      $4,192,496    $ 4,148,187

  Income taxes paid                                       2,480        262,500

NONCASH TRANSACTIONS:
  Equipment acquired through capital leases             266,992            -

  Acquisition of ECOC's non cash accounts upon
    termination of lease agreement                   (4,719,572)         -





                       The accompanying notes are an integral part of these consolidated financial statements.

(PAGE)                         EQUUS GAMING COMPANY L.P.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

     Equus Gaming Company L.P. (the "Company"), a Virginia limited partnership, is engaged in thoroughbred racing, wagering and other gaming businesses in the Caribbean. Through its wholly-owned Puerto Rico subsidiary, Equus Entertainment Corporation ("EEC"), the Company provides management services to all the race tracks in which it has an interest. The Company has a 99% interest in Housing Development Associates S.E. ("HDA"), the owner of El Comandante Race Track ("El Comandante"), the only licensed thoroughbred racing facility in Puerto Rico, located in 257 acres of land. El Comandante was leased to El Comandante Operating Company, Inc., a Puerto Rico non-stock corporation ("ECOC") until December 31, 1997 when the lease agreement was terminated by HDA (see Note 3). El Comandante is now operated by a wholly-owned subsidiary of HDA, El Comandante Management Company, LLC ("ECMC") under an operating license from the Puerto Rico Racing Board.

     The Company also has controlling interests in two foreign subsidiaries, each of which operates a government-owned race track: (i) Galapagos, S.A. ("Galapagos"), the operator since April 1995 of the V Centenario Race Track in the Dominican Republic ("V Centenario") and (ii) Equus Entertainment de Panama, S.A. ("EEP", formerly known as Equus Gaming de Panama S.A.), the operator since January 1, 1998 of the Presidente Remon Race Track in the Republic of Panama ("Presidente Remon"). In October 1998, the Company acquired a 50% interest in Los Comuneros Race Track in Medellin, Colombia.

     HDA was also the owner of S & E Network Inc. ("S&E"), which owned and operated three UHF television stations in Puerto Rico (the "Television Stations"), until sold to Paxson Communications of San Juan, Inc. ("Paxson") in transactions closed in August 1996 (50% interest) and January 1997 (50% interest).

     Consolidation and Presentation

     The consolidated financial statements as of September 30, 1998 and for the nine and the three month periods ended September 30, 1998 and 1997 are unaudited but include all adjustments (consisting of normal recurring adjustments) which management considers necessary for a fair presentation of the results of operations of the interim periods. The operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year. Net income (loss) per Unit is calculated based on weighted average of Units outstanding. Outstanding options and warrants to purchase Units do not have a material dilutive effect on the calculation of earnings per Unit.

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

     The Company consolidates in its financial statements the accounts of entities in which it has a controlling interest in excess of 50%. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after eliminating all significant intercompany transactions. All of the entities included in the consolidated financial statements are hereinafter referred to collectively, when practicable, as the "Company".

     During the nine and the three months ended September 30, 1998 and 1997, the Company recorded minority interest in the income and (losses) of consolidated subsidiaries, as follows:

                              For the Nine Months   For the Three Months
                              Ended September 30,   Ended September 30,
                           --------------------      ---------------------
Subsidiary                   1998       1997        1998       1997
-----------------         --------------------     ---------------------
     HDA                  $(27,000) $1,064,000   $(18,000)  $  42,000
     Galapagos                 -      (330,000)      -       (123,000)
                           --------  ---------   ---------   ---------
                          $(27,000) $  734,000   $(18,000)  $ (81,000)
                          ========   =========   =========   =========

     Minority interest in HDA represents the minority partners' share in HDA's net income based on approximately 1% since August 20, 1997, when HDA redeemed a 17% interest owned by Supra & Company S.E. ("Supra") and 18% until
such date.   Minority interest in Galapagos represents the minority
stockholders's 45% share in Galapagos net losses. However, for the nine and the three months ended September 30, 1998, the Company recognized $195,500 and $141,600, respectively, of losses attributable to the minority interest because the minority partners have no legal obligation to fund such losses in excess of their investment.

     Comprehensive Income

     Effective January 1, 1998, the Company adopted the Statement of Financial Accounting Standards Board No. 130 "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components. Comprehensive income (loss) is the sum of net income and all other nonowner changes in equity. Net losses from changes in exchange rates due to the translation of assets and liabilities of Galapagos and from
(PAGE)
unsettled long term intercompany transactions among Galapagos and the Company and its subsidiaries are the only components of other comprehensive income the Company is required to report. Comprehensive loss of the Company for the nine and the three months ended September 30, 1998 is $3,011,552 and $1,781,210, respectively.

     Advertising Expenses

     The Company has incurred advertising costs of $940,000 and $263,000 during the nine and the three months ended September 30, 1998.

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

     For the nine months ended September 30, 1998 and 1997, net exchange losses resulting from remeasurement of accounts, together with gains and losses from foreign currency transactions, amounted to $55,385 and $15,679
and are included in general and administrative expenses.   Accumulated net
losses from changes in exchange rates due to the translation of assets and liabilities of Galapagos are included in partners' deficit and at September 30, 1998 and December 31, 1997 amounted, respectively, to $223,868, including $125,308 from unsettled long-term intercompany transactions, and to $183,396, including $52,200 from unsettled long-term intercompany transactions. The exchange rates as of September 30, 1998 and December 31, 1997 were US$1.00 to RD$15.74 and US$1.00 to RD$14.50, respectively. The average exchange rates prevailing during the nine months ended September 30, 1998 and 1997, were US$1.00 to RD$15.27 and US$1.00 to RD$14.24, respectively.

     The Company also consolidates its accounts with EEP whose functional currencies are the Panama colones and the US$. Because these currencies are of equivalent value, there is no effect attributed to foreign currency transactions of EEP.

     Recently Issued Accounting Standards

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-UP Activities" ("SOP 98-5"). SOP 98-5 requires all costs associated with pre-opening and organization activities to be expensed as incurred. The Company will adopt SOP 98-5 beginning January 1, 1999. Adoption of this Statement will require the Company to write off unamortized
organization and certain other deferred costs as of January 1, 1999.   Such
costs aggregated approximately $500,000 at September 30, 1998.
(PAGE)
     Reclassifications

     Certain amounts presented for 1997 in the accompanying consolidated financial statements have been reclassified to conform with the 1998 presentation.


2.  FINANCING, LIQUIDITY AND RELATED MATTERS

     The Company and HDA have historically met its liquidity requirements. However, due to the interruption of racing operations in Puerto Rico as a result of damage inflicted by hurricane Georges on September 21-22, 1998 to El Comandante, cash flow from operations of HDA during the fourth quarter would not be sufficient to cover HDA's financing requirements and investments needs. Although races resumed on November 14, 1998, the OTB agency system is not operating at full capacity. Also, due to personal losses suffered by the Puerto Rican population, it is not certain what levels of wagering would be reached upon resuming races at el Comandante. Consequently, Management is principally relying in arriving to a satisfactory settlement with the insurance company and has filed a claim for total losses of $22 million. To date, the insurance company has made advances totalling $7.5 million. Although conversations with representatives of the insurance company make Management confident that it will arrive to a settlement prior to December 15, 1998, there can be no assurance that this would actually happen.

     In the event that the liquidity of HDA be adversely effected by the lack of a settlement with the insurance company, Management would have access to a $5 million line of credit from a financial institution. However, these funds might not be sufficient to allow HDA to complete the optional redemption of Fist Mortgage Notes in December 1998, discussed in Note 6.


3.  EL COMANDANTE LEASE AND PUERTO RICO OPERATIONS:

     On January 1, 1998 at HDA's direction, ECOC transferred to ECMC, at book value, all assets employed in the racing business, ECMC assumed all agreements of ECOC and its liabilities and ECMC commenced operating El Comandante pursuant to the operating license previously granted to ECOC. Net liabilities assumed by ECMC amounted to $3,658,332, including the $3.1 million due to HDA, which has been eliminated in the accompanying consolidated financial statements, and $550,000 in commitments made by ECOC's Board of Directors to make contributions to several charitable and educational institutions during a four year period ending in 2001.

     On May 5, 1998 the Puerto Rico Racing Board approved the termination of the El Comandante Lease and the assignment of the operating license to ECMC, effective January 1, 1998, subject to making the Company and HDA primarily responsible to ensure that ECMC complies with all terms and provisions of the operating license and applicable regulations and orders of the Puerto Rico Racing Board, and certain other conditions which the Company does not believe will have a material impact on its financial position.
(PAGE)
     Management is in the process of renegotiating the agreement with the Confederacion Hipica de Puerto Rico (Horseowners Association) and does not expect any changes in the economic terms of the contract that might materially affect the financial position or results of operations of ECMC or the Company.

     As a result of damage inflicted by hurricane Georges, racing operations at El Comandante were suspended on September 20, 1998. The race track facilities and operations are covered by insurance against physical damages and business interruption. The Company has filed a claim for total losses of
$22 million with the insurance company.   The Company has received $7.5
million in advances against its claim and for the three months ended September 30, 1998, the Company recognized income of $500,000 from its business interruption claim, included in the accompanying consolidated financial statements as other revenues. During the fourth quarter of 1998 the Company expects to recognize additional income from business interruption, which amount will depend on final settlement.

     Races at El Comandante resumed on November 14, 1998.


4.  DOMINICAN REPUBLIC OPERATIONS:

     The Dominican Republic Government agreed to invest tax receipts on simulcasted races from July 1997 through January 1998 to improve horse racing. Galapagos was entitled to 75% of the tax receipts, as reimbursement for repairs and maintenance at V Centenario, marketing and television costs and certain other items. Horseowners were entitled to the balance of the tax receipts as additional purses. On May 15, 1998, the Government approved a two year extension of this agreement until January 31, 2000. Pursuant to an agreement with horse owners, Galapagos's share of these tax receipts was reduced to 65% in July 1998 and will be reduced to 50% in July 1999 and thereafter. The assistance provided by the Government is included in other revenues and for the nine and the three months ended September 30, 1998 amounted to $413,077 and $183,504, respectively, excluding amounts paid to horseowners as additional purses. For the three months ended September 30, 1997 this amount was $146,958.

     As a result of damage inflicted by Hurricane Georges, racing operations at V Centenario were suspended. Live races at V Centenario were resumed on October 22, 1998, and simulcasting of races from El Comandante, on November 14, 1998. The race track and its operations are covered by insruance against physical damage and insurance business interruption. Management arrived at a satisfactory settlement with the insurance company for damage to the physical facilities and losses due to business interruption. Under the agreement with the insurance company, Galapagos will receive approximately $950,000:
$540,000 to repair and/or replace fixtures and electronic equipment, and $410,000 for business interruption. The Dominican Republic Government will receive $400,000 to repair the racetrack building and will be responsible for any additional costs incurred in the reconstruction. Galapagos has received advances against its business interruption claim of approximately $300,000. During the three months ended September 30, 1998, the Company recognized $46,000 of business interruption income, which amount is included in the accompanying consolidated financial statements as other revenues. The
(PAGE)
remainder of this compensation (i.e. $364,000) will be recognized as income in the fourth quarter of 1998.


5.  REPUBLIC OF PANAMA OPERATIONS:

     On October 22, 1998, the Company raised approximately $6 million from the public offering in Panama of securities of EEP. EEP received $2 million for the issuance of an aggregate of 49% interest in its common stock, and $4 million in unsecured bonds. Net offering proceeds were used to pay-off $5 million in short-term debt, incurred to finance capital improvements at Presidente Remon race track, and for working capital. (see Note 7).

6.  FIRST MORTGAGE NOTES AND WARRANTS:

     Pursuant to a private offering, El Comandante Capital Corp. ("ECCC"), a single-purpose wholly owned subsidiary of HDA, issued first mortgage notes in the aggregate principal amount of $68 million (the "First Mortgage Notes") under an indenture dated December 15, 1993 (the "Indenture"), and HDA Management Corporation ("HDAMC") issued Warrants to purchase 68,000 shares of
Class A Common Stock of HDAMC under a Warrant Agreement.   Following the
public distribution of Units of the Company in 1995, the Warrants became exercisable to purchase an aggregate of 1,205,232 units of the Company, currently owned by HDAMC.

     The First Mortgage Notes mature on December 15, 2003 and bear interest at 11.75%, payable semiannually. ECCC is required to redeem First Mortgage Notes in the principal amount of $6,800,000 on December 15, 2000, $10,200,000 on December 15, 2001, $10,200,000 on December 15, 2002, and the balance at
maturity.   However, certain redemptions made in 1997 reduced the amount due on December 15, 2000. The stated maturities of the First Mortgage Notes at September 30, 1998, reduced by prior redemptions are as follows (in thousands):

                           Year ended
                           September 30,    Amount
                           ---------        -------
                           1999             $   -
                           2000                 -
                           2001               3,563
                           2002              10,200
                           2003              10,200
                           2004              40,800
                                            -------
                                             64,763
                    Less note discount       (1,253)
                                            -------
                                            $63,510
                                            =======

     HDA is required to make an offer, not later than December 1, 1998, to redeem First Mortgage Notes in the principal amount of $3 million at 110% of par or pay a penalty equal to 1.5% of the principal amount of outstanding
(PAGE)
First Mortgage Notes. The amount due in the year ended September 30, 2001 will be reduced by any redemptions of First Mortgage Notes in 1998 pursuant to the $3 million offer.

     Under the Warrant Agreement, if the Company is not a "qualified public company" prior to December 15, 1998, the expiration date of the Warrants, HDAMC is required to make an offer to purchase the Warrants. The conditions necessary for the Company to be considered a "qualified public company" have
not been satisfied.   Consequently, HDA, as guarantor of this obligation, has
made an offer as of November 6, 1998 to purchase for cash, at a repurchase price of $15.49 per Warrant any or all of the 68,000 outstanding Warrants issued pursuant to the Warrant Agreement. All Warrants tendered will be
repurchased on December 21, 1998.   The repurchase offer will expire on
December 15, 1998 (the "Expiration Time").   Any Warrants not tendered for
repurchase will expire at the Expiration Time pursuant to the terms of the Warrant Agreement.


7.   NOTES PAYABLE AND CAPITAL LEASES:

     The Company's outstanding notes payable consist of the following:
                                                              Balance
                                        Maturity  Interest September 30,
     Borrower       Description          Date       Rate       1998
     -------------  --------------      --------   -------  ----------
     HDA*           Term Loan (a)        1/01/99   P+0.5%  $  750,000
     ECMC           Line of Credit (b)   4/21/99   P+1.0%     649,100
     The Company    Term Loan (c)       10/16/98   P+0.5%   3,000,000
     EEP            Line of Credit (d)   6/25/99    10.5%     203,493
     The Company    Loan from affiliate  demand    P+1.0%     200,000
     EEP            Bridge Loan (e)      demand     11.0%   2,000,000
                                                           ----------
                                                           $6,802,493
                                                           ==========

     (a) Payable in four quarterly installments of $250,000 commencing April 1, 1998. At the Company's request, the bank waived the payment due on July 1, 1998, which was made upon closing of the Panama offering. The Company has assigned up to $250,000 of quarterly distributions from HDA to the bank.

     (b) Maximum outstanding balance is $750,000. Available to finance loans to horseowners for the acquisition of horses.


     (c)  On September 11, 1998, the Company assumed this loan, and HDA was
released as a guarantor.   On October 22, 1998, this loan was repaid from
proceeds of the EEP offering (see Note 5).

     (d) Maximum outstanding balance is $250,000. Available to finance loans to horseowners for the acquisition of horses.

     (e)  Was repaid on October 22, 1998, from proceeds of EEP offering.

(PAGE)
     * Also guaranteed by the Company.

     The following table summarizes future minimum payments on capital leases and notes payable of the Company and its consolidated subsidiaries:

     Due during the year              Capital           Notes
     ending September 30,             Leases            Payable
     --------------------          ----------          ----------
        1999                       $1,081,750          $6,802,493
        2000                          887,521              -
        2001                          362,497              -
        2002                          145,307              -
        2002                           22,493              -
                                    2,499,568           6,802,493
                                   ----------          ----------
       Less-interest                 (318,903)             -
                                   ----------          ----------
                                   $2,180,665          $6,802,493
                                   ==========          ==========

     Pursuant to the EEP offering, on October 22, 1998 EEP raised $4 million in unsecured bonds, with a maturity date of June 30, 2004. Interest is payable on a quarterly basis at a rate of 11%. Principal amortization commences on June 30, 2001 with annual payments due as follows: $600,000 in 2001, $1 million in 2002, $1.2 million in 2003 and $1.2 million in 2004.
The bonds may be redeemed by EEP prior to June 30, 2001 at a redemption price
of 102% of the principal amount and thereafter at par.   HDA or the Company
are required to maintain an investment in the capital of EEP of $2 million and to provide funds as working capital loans in the event EEP does not meet certain debt to equity ratio.


8.  INCOME TAXES:

     A corporate subsidiary of the Company, EEC, is subject to Puerto Rico income tax on its Puerto Rico source income, attributed to its interest in El Comandante. The provision for income taxes included in the accompanying consolidated financial statements represents deferred income taxes related to the difference between the Puerto Rico tax basis of the Company's investment in HDA and the amount reported in the financial statements.

     Galapagos and EEP have deferred income tax benefits for loss carryforwards, which have been fully reserved by a valuation allowance.


9.  RELATED PARTY TRANSACTIONS:

     The following represents a summary of amounts accrued for services rendered by certain related parties, namely, Equus Management Company ("EMC"), general partner of the Company, Interstate Business Corporation ("IBC"), sole owner of EMC, and Interstate General Company L.P. ("IGC"), owner of a 1% interest in HDA.

(PAGE)                                           For the Nine    For the Three
                                                 Months ended    Months Ended
  Services Rendered                             September 30     September 30,
---------------------                         ---------------    -------------
To            By         Concept              1998     1997      1998     1997
-----------   --------  ------------          -----   ------    -----   ------
HDA           EMC       Management agreement $   -   $208,818  $  -    $69,900
The Company   IBC       Accounting services    3,000    9,000     -      3,000
The Company   IGC       Support agreement     18,430   18,700   10,680   8,700
The Company   EMC       Expenses in excess
                          of receipts           -     185,800    -      86,200
The Company   EMC       Directors fees        65,500   71,400   19,000  23,500


10.  LEGAL PROCEEDINGS:

     Certain of the Company's subsidiaries are presently named as defendants in various lawsuits and might be subject to other claims arising out of its normal business operations. Management, based in part upon advice from legal counsel, believes that the results of such actions will not have an adverse effect on the Company's financial position or results of operations.

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

     On January 21, 1997 HDA filed with the Racing Board a motion for reconsideration of the Order arguing that the Racing Board failed to comply with applicable administrative procedures in issuing the Order and that the Racing Board lacked jurisdiction to impose conditions on the S&E sale. The Racing Board held a hearing on the motion for reconsideration on March 4, 1997 but did not issue a ruling on the motion within the 90 day period provided under applicable law. That term having expired, the Racing Board lost jurisdiction on the motion of reconsideration and HDA filed an appeal on May 18, 1997 to contest the Order before the Circuit Court of Appeals of Puerto Rico. On May 30, 1997, the Racing Board filed a motion to dismiss for lack of
jurisdiction.   HDA opposed said motion and on March 20, 1998, the Circuit
Court of Appeals of Puerto Rico ruled in favor of HDA.   However, on appeal by
the Racing Board on July 17, 1998, the Supreme Court of Puerto Rico agreed to
review the decision of the Circuit Court of Appeal.   Management and legal
counsel believe that none of such actions will have a material adverse effect on HDA's or the Company's financial position or results of operations.

11.   UNAUDITED PROFORMA FINANCIAL STATEMENT:

     Effective January 1, 1998, HDA terminated the El Comandante Lease and commenced operating El Comandante through its wholly owned subsidiary, ECMC (the "Proforma Transactions"). The following unaudited proforma consolidated
(PAGE)
statements of income for the nine and the three months ended September 30, 1997 are based upon the historical consolidated statement of the Company and its subsidiaries, and were prepared as if the Proforma Transactions had occurred on January 1, 1997, excluding all intercompany transactions. Proforma adjustments include all the accounts of ECOC for the nine and the
three months ended September 30, 1997.   The unaudited proforma consolidated
statement are not necessarily indicative of what the actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1997, and does not purport to represent the results of operations for future periods. In Management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.








































(PAGE)            PROFORMA CONSOLIDATED STATEMENT OF INCOME (LOSS)
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                        (In thousands, except per unit amounts)
                                      (Unaudited)

                                                          1998           1997
                                                       -----------   -----------
                                                       (Historical)  (Proforma)
REVENUES:
  Commissions on wagering                              $44,372          $44,840
  Net revenues from lottery services                       742             -
  Other revenues                                         2,972            2,816
                                                       -------         --------
                                                        48,086           47,656
                                                       -------         --------
OPERATING EXPENSES:
  Payments to horse owners                              21,860           22,342
  Salaries, wages and employee benefits                  8,460            6,477
  Operating expenses                                     6,703            5,551
  General and administrative                             1,796            3,117
  Marketing and satellite transmission costs             2,769            2,015
  Depreciation and amortization                          2,790            2,114
                                                       -------          -------
                                                        44,378            41,616
                                                       -------           -------
INCOME FROM OPERATIONS                                   3,708             6,040
OTHER INCOME (EXPENSES):
   Financial expenses                                   (6,750)          (6,572)
   Gains from sale of Television Stations                 -               4,615
   Interest income                                         44               377
                                                       -------           -------
                                                        (6,706)          (1,580)
                                                       -------           -------
INCOME (LOSS) BEFORE INCOME TAXES AND
  MINORITY INTEREST                                     (2,998)            4,460
PROVISION FOR INCOME TAXES                                -                  734
                                                       -------           -------
INCOME (LOSS) BEFORE MINORITY INTEREST                  (2,998)            3,726
MINORITY INTEREST IN INCOME (LOSS)                         (27)              734
                                                       -------           -------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                 (2,971)           2,992
EXTRAORDINARY (GAIN) LOSSES                                -             (1,343)
                                                       --------          -------
NET INCOME (LOSS)                                      $(2,971)          $ 4,335
                                                       ========         =======
ALLOCATION OF NET INCOME (LOSS):
  General Partners                                     $   (30)          $    43
  Limited Partners                                      (2,941)            4,292
                                                       -------           -------
                                                       $(2,971)          $ 4,335
                                                       =======           =======
PER UNIT AMOUNTS:
   Net (loss) Income before Extraordinary Item         $ (0.47)         $  0.47
   Extraordinary (Gain) Loss                               -              (0.21)
                                                       --------         --------
   Net (Loss) Income                                   $ (0.47)        $   0.68
                                                       =======          =======
WEIGHTED AVERAGE UNITS OUTSTANDING                      6,334            6,334
                                                        =====            =====

(PAGE)
                   PROFORMA CONSOLIDATED STATEMENT OF INCOME (LOSS)
                       FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                        (In thousands, except per unit amounts)
                                      (Unaudited)

                                                        1998             1997
                                                     -----------     -----------
                                                     (Historical)    (Proforma)
REVENUES:
  Commissions on wagering                             $13,199           $14,066
  Net revenues from lottery services                      120             -
  Other revenues                                        1,290               916
                                                      -------           --------
                                                       14,609            14,982
                                                      -------           --------
OPERATING EXPENSES:
  Payments to horse owners                              6,646             7,003
  Salaries, wages and employee benefits                 2,861             2,216
  Operating expenses                                    2,189             2,036
  General and administrative                              626             1,285
  Marketing and satellite transmission costs              835               621
  Depreciation and amortization                           967               423
                                                      -------           -------
                                                       14,124            13,584
                                                      -------           -------
INCOME FROM OPERATIONS                                    485             1,398
OTHER INCOME (EXPENSES):
   Financial expenses                                  (2,300)           (2,028)
   Interest income                                         18               105
                                                      -------           -------
                                                      (2,282)           (1,923)
                                                      -------           -------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST        (1,797)            (525)
INCOME TAX BENEFIT                                      -                (132)
                                                       -------          -------
LOSS BEFORE MINORITY INTEREST                           (1,797)           (393)
MINORITY INTEREST IN LOSSES                                (18)            (81)
                                                       -------          -------
LOSS BEFORE EXTRAORDINARY ITEMS                         (1,779)            (312)
EXTRAORDINARY (GAIN) LOSS                                  -             (1,343)
                                                       -------          -------
                                                       $(1,779)         $ 1,031
NET INCOME (LOSS)                                      =======          =======
ALLOCATION OF NET INCOME (LOSS):
  General Partners                                     $   (18)         $    10
  Limited Partners                                      (1,761)           1,021
                                                       -------          -------
                                                       $(1,779)         $ 1,031
                                                       =======          =======
PER UNIT AMOUNTS:
   Loss before Extraordinary (gain) loss               $ (0.28)         $ (0.05)
   Extraordinary (gain) loss                                              (0.21)
                                                       --------         --------
   Net (loss) income                                   $ (0.28)         $   0.16
                                                       ========         =======
WEIGHTED AVERAGE UNITS OUTSTANDING                      6,334            6,334
                                                        =====            =====

(PAGE)
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's results of operations are principally attributed to its interests in three horse race tracks: (i) El Comandante in Puerto Rico, operated by El Comandante Management Company, LLC ("ECMC") since January 1, 1998, (ii) V Centenario in the Dominican Republic, operated by Galapagos S.E. since April 1995, and (iii) Presidente Remon in the Republic of Panama, operated by Equus Entertainment de Panama, S.A. ("EEP") since January 1,
1998.   The Company also had an interest in three UHF television stations in
Puerto Rico (the "Television Stations") which were sold in transactions closed in August 1996 and January 1997.

     The table below summarizes the results of operations of the Company and its consolidated subsidiaries for the nine and the three months period ended September 30, 1998 as compared to the results for the nine and the three months period ended September 30, 1997. Effective January 1, 1998 Housing Development Associates S.E.("HDA") terminated the lease agreement with El Comandante Operating Company, Inc. ("ECOC") and commenced operating El Comandante through ECMC, its wholly owned subsidiary (the "Proforma Transaction"). As a result, the Company's historical results of operations for 1997 are not readily comparable with results of operations for 1998. Accordingly, the unaudited proforma results for 1997 also have been also presented as if the Proforma Transaction had occurred on January 1, 1997 and the accounts of ECOC had been included in the Company's consolidated financial statements, after eliminating all intercompany transactions (see
Note 11 to the Company's consolidated financial statements).















(PAGE)                             Nine Months                Three Months
                                 Ended September 30,       Ended September 30,
                               1998   1997      1997     1998   1997   1997
                                              Proforma               Proforma
                           ---------------------------  ----------------------
                                 (in thousands)            (in thousands)
  Revenues:
    Puerto Rico            $37,555  $10,348  $43,275   $11,145  $3,235 $13,480
    Dominican Republic       4,510    4,382    4,381     1,238   1,503   1,502
    Republic of Panama       6,021       -        -      2,226    -        -
                           -------   ------  -------   -------  ------ -------
                            48,086   14,730   47,656    14,609   4,738  14,982
  Expenses:
    Puerto Rico             32,678    3,215   36,547     9,922   1,334  11,822
    Dominican Republic       4,833    5,069    5,069     1,504   1,762   1,762
    Republic of Panama       6,867      -       -        2,698     -        -
                           -------   ------  -------   -------   ------  -----
  Income from Operations     3,708    6,446    6,040       485   1,642   1,398

  Financial expenses        (6,750)  (6,481)  (6,572)   (2,300) (2,075) (2,028)
  Other income                  44    4,991    4,992        18     103     105
  Income taxes                -        (785)    (734)      -        58     132
  Minority interest             27     (734)    (734)       18      81      81
  Extraordinary Items         -        (459)   1,343       -      (459)  1,343
                            -------  ------   -------    ------  ------ ------
 Net income (loss)         $(2,971)  $2,978   $4,335   $(1,779)  $(650) $1,031
                            =======  ======   ======     ======  ====== ======

RESULTS OF OPERATIONS

Income from Operations

     Puerto Rico Operations

     Revenues.   Increased in the third quarter of 1998 by $7,910,000 from the comparative quarter of 1997. On a proforma basis, there was a decrease of $2,335,000. During the nine months ended September 30, 1998, revenues increased by $27,207,000 from the comparative period of 1997. On a proforma basis, there was a decrease of $5,720,000.

     Revenues from the Puerto Rico operations in the third quarter of 1998 include commissions on wagering on El Comandante races of $10,218,000 (20.7% average take) on 59 race days, as compared to proforma revenues in the third quarter of 1997, when there were commissions on wagering of $12,942,000 (20.9% average take) on 65 race days. This represents a decrease in commissions of $2,724,000 in the third quarter of 1998, from the comparative quarter in 1997. Revenues from the Puerto Rico operations during the nine month period ended September 30, 1998 include commissions on wagering on El Comandante races of $35,544,000 (20.75% average take) on 185 race days, as compared to proforma revenues in the comparative period of 1997, when there were commissions on wagering of $41,393,000 (20.95% average take) on 192 race days. This represents a decrease in commissions during the nine and the three month ended September 30, 1998 of $5,849,000, from the comparative period in 1997.

(PAGE)
     The decrease in commissions during the nine and the three month periods ended September 30, 1998 was attributable to various factors, principally: (i) a strike by union workers of the Puerto Rico Telephone Company ("PRTC"), which lasted 45 days until July 28, 1998, and, (ii) Hurricane Georges on September 21-22, 1998.

     PRTC Strike. Union workers opposing the privatization of the PRTC went on strike in early June. The strike, which included significant vandalism of PRTC installations, disrupted the operations of the telephone company and led to a decline in wagering. Approximately 97% of the wagering on El Comandante races in Puerto Rico is handled through the off-track betting ("OTB") system of over 650 independent agencies. The OTB system operates by way of dedicated telephone lines provided by PRTC that relay information from the agencies to the main computer located at the track. During the strike, an average of 200 agencies per racing day were affected and unable to take bets due to the disruption of telephone service.

     The strike ended July 28 but full restoration of telephone service within the OTB system did not occur until the middle of August. The Company has filed a business interruption insurance claim for revenue losses during the PRTC strike.

     Management is evaluating various communications alternatives in order to reduce the dependence on the PRTC system.

     Hurricane Georges. Hurricane Georges caused significant damage island wide in Puerto Rico forcing suspension of racing operations beginning September
20.  Eight racing dates in the third quarter were cancelled.   Due to
the extensive damage to the racetrack and Puerto Rico's electrical and telecommunications infrastructure, live racing did not resume until November 14, 1998. The race track and its operations are covered by insurance against physical damage and business interruption.

     Other factors which affected the Company's plans for increasing wagering are: (i) delay in the development of an account-based telephone betting system, which requires approval of the Puerto Rico Racing Board, and (ii) delay in the implementation of changes to the racing schedule (such as racing Saturdays) and the wagering menu (new bets, such as the "Superfecta"), aimed at attracting more bettors and providing a more interesting and varied product. Saturday racing was approved by the Racing Board on a three-month trial basis for the fourth quarter of 1998.

     Additional gaming and entertainment opportunities available to the public have intensified competition. Recent legislation gives Casinos the right to operate 24 hours a day, seven days a week. Currently, slot machines are the fastest growing segment of the gaming industry with more and up-graded slot machines available in casino hotels. Also, the government-sponsored electronic lottery expanded the number of drawings held per week on the Pick-3 game from two to four, and guaranteed a jackpot prize of $2 million on the weekly nine-number lotto game.

     Revenues from sources, other than commissions on wagering, in the third quarter of 1998 decreased by $2,308,000, while on a proforma basis there was an
(PAGE)
increase of $389,000 from the comparative quarter of 1997. During the nine months ended September 30, 1998, revenues from other sources decreased $8,337,000, while on a proforma basis there was an increase of $129,000 from the comparative period of 1997. The increase in other revenues on a proforma basis, is attributable in part to $500,000 of income, recognized from the business interruption claim in connection with damages caused by hurricane Georges. The Company has filed a claim for total losses of $22 million, including physical damages with the insurance company. The Company has received $7.5 million in advances against the claim. During the fourth quarter of 1998 the Company expects to recognize additional income from business interruption. However, the final amount cannot yet be determined.

     Expenses. Increased in the third quarter of 1998 by $8,588,000 from the comparative quarter of 1997. On a proforma basis, there was a decrease of $1,901,000, of which $1,315,000 relates to payments made to horseowners, based on the amount of commissions on El Comandante wagering and $586,000 to other categories of expenses. During the nine months ended September 30, 1998, expenses increased by $29,462,000 from the comparative period in 1997. On a proforma basis, there was a decrease of $3,870,000 of which $2,825,000 relates to payments made to horseowners, and $1,045,000 to other categories of expenses.

     The decrease in other expenses during 1998 was principally caused by an intensified effort by Management to reduce costs to minimize the impact of the decline in wagering. Due to the interruption of races as a result of the hurricane Georges and the corresponding decrease in handle, in the third quarter of 1998 there were decreases in certain operating expenses that are based on wagering levels, such as costs for Autotote wagering services and
contributions made on special race days for pecuniary entities.   Other
reductions in costs were attributed to the race track restaurant under a new agreement that does not require a subsidy from El Comandante, and reduction in costs of telephone lines, as a result of a new contract effective in early 1998.

     These expense decreases were offset in part by increases in other categories, such as marketing, television and satellite costs and depreciation. The increase in television costs, which affected primarily the third quarter, was caused by an increase in the hourly rate for broadcast time. Also, there was an increase in the satellite expense as a result of the increased number of race days transmitted weekly, from four days in 1997 to five days in 1998, and the use of analog transponders at a higher rate. This increase was offset in part by a decrease in the hourly rate for the satellite time due to a change to digital signal. Although there was an increase during the nine month period of 1998 in marketing costs due to advertising and promotional campaigns, aimed at introducing new comers to the sport of horse racing and enhancing the awareness of racing as both an industry and a sport, these efforts were reduced during the third quarter.

        Depreciation during the third quarter of 1998 increased as a result of capital improvements to the race track recently completed, such as major repairs to the racing strip, new barn entrance and replacement of central air conditioning units. Some of this new property was damaged by hurricane Georges and will be replaced from insurance proceeds, which Management expects will be
(PAGE)
sufficient.

     Dominican Republic Operations

     The accounting records of Galapagos are maintained in Dominican Republic pesos and converted to U.S. dollars based on the average exchange rate during the reporting period. Consequently, fluctuations in exchange rates have an effect on the results of operations of Galapagos, when reported in U.S. dollars. The average exchange rate for the nine months ended September 30, 1998 was 15.27 pesos to one U.S. dollar, compared to 14.24 pesos to one U.S. dollar in the comparative period of 1997.

     Revenues. Increased in the third quarter of 1998 by $265,000 from the comparative quarter of 1997, which is net of a decrease of $309,000 in commissions on wagering. During the nine months ended September 30, 1998, revenues increased by $128,000 from the comparative period of 1997, which is net of a decrease of $493,000 in commissions on wagering.

      Commissions on wagering from Dominican Republic operations in the third quarter of 1998 were $816,000 as compared to $1,125,000 in the third quarter of
1997.   Commissions on wagering from Dominican Republic operations during the nine month period ended September 30, 1998 were $2,955,000 on 145 race days, as compared to $3,448,000 in the comparative period of 1997 on 146 race days.

     The decline in wagering during the nine and the three months periods ended September 30, 1998 was attributable in part to the continuing competition posed by the government-licensed electronic lottery and the cancellation of both live and simulcast racing operations in the wake of Hurricane Georges.

     The electronic lottery, which held the first of its weekly drawings in November 1997, has steadily increased its share of the gaming market. Wagering on the lottery shows strong cyclical patterns directly linked to the amount accumulated in its jackpot. The lottery has carried jackpot prizes of over US$2 million at least three times during 1998, which has affected racing wagering especially on Saturdays, the date the lotto draw is made, and the best selling day of the week for racing. The lottery's jackpot competes directly with racing's Pick-6 wager, which represents roughly 40% of the handle on racing. The simulcast Pick-6 from Puerto Rico, consistently affording a larger jackpot than the Dominican Pick-6, has been better able to withstand the cycles associated with the lottery jackpot.

     Hurricane Georges forced the cancellation of four live racing and eight simulcast days in late September resulting in revenue losses during the third
quarter of 1998.   Damage to the racetrack and the country's electrical and
communications infrastructure was substantial. Racing operations at V Centenario Racetrack resumed on October 22, 1998. The racetrack and its operations are covered by physical damage and business interruption insurance. Management reached at a settlement with the insurance company. Under the agreement, Galapagos will receive approximately $950,000: $540,000 to repair and/or replace fixtures and electronic equipment, and $410,000 for business interruption. The Dominican Republic Government will receive $400,000 to repair the racetrack building and will be responsible for any additional costs
to be incurred in the reconstruction of the building.   Galapagos has received
(PAGE)
advances against its business interruption claim of approximately $300,000. During the three months ended September 30, 1998, the Company recognized $46,000 of business interruption income (included as other revenues). The remainder of the insurance proceeds (i.e. $364,000) will be recognized as income in the fourth quarter of 1998.

     The intense attention garnered by Sammy Sosa in his pursuit of Major League Baseball's single-season home run record may have also adversely affected wagering on horse racing during the third quarter of 1998. Sosa is regarded as a national hero in the Dominican Republic, a country in which wagering on Major League Baseball is the foremost form of legal gambling. Lack of TV coverage in certain cities has limited the development of new agencies and an increase in new racing fans.

     Revenues from other sources in the third quarter of 1998 increased by $44,000 from the comparative quarter of 1997. During the nine months ended September 30, 1998, revenues from other sources increased by $621,000. The increase in each of the three and nine month periods was primarily attributable to $120,000 and $742,000, respectively, in net fees earned under a contract for providing for the distribution of the electronic lottery that commenced in November 1997. The distribution system of the lottery was also affected by hurricane Georges and, correspondingly, fees earned by Galapagos during the third quarter were reduced. The increase in other revenues was offset, in part, by a reduction in other racing income and in revenues from the restaurant operation, which was eliminated by Galapagos in late 1997 since it generated net losses.

     Expenses. Decreased in the third quarter of 1998 by $258,000 from the comparative quarter of 1997, of which $166,000 relates to payments made to horseowners, based on the amount of commissions on wagering and $92,000 to
other categories of expenses.   During the nine months ended September 30,
1998, expenses decreased by $236,000 from the comparative period of 1998. There was a decrease of $258,000 attributable to payments made to horseowners, offset by a net increase of $22,000 in other categories of expenses.

     There have been reductions in other categories of expenses, such as in salaries and wages, due to reduction in personnel and redistribution of responsibilities. Operating expenses have been reduced, partly, due to elimination of costs attributed to the restaurant operation, which was eliminated in late 1997. However, during the third quarter of 1998, these reductions were partially offset by an increase in advertising and television costs in relation to the expansion of OTB agencies outside the Santo Domingo metropolitan area where television coverage of races commenced in mid-1997.

     Republic of Panama Operations

     The functional currency of EEP, the Panama colones, has a value equivalent to the US$. Consequently, there is no effect attributed to foreign currency transactions of EEP.

     Overview. On January 1, 1998, EEP took over a 20-year agreement to operate Presidente Remon race track in Panama, which is owned by the Government. The track was closed since the beginning of the year for
(PAGE)
renovations and improvements, which included an overhaul of the grandstand area, new landscape design and construction of new paddock and walking ring areas.

     Revenues. For the three and nine month periods ended September 30, 1998, revenues from Panama operations include commissions on wagering of $2,165,000 and $5,873,000, respectively.

     During the period of renovations, EEP earned commissions on simulcasted races from the United States. On February 14, live racing was reinstated on Saturdays and Sundays to permit continuing renovations during the week, and in mid-April racing was added on Thursday nights, increasing live races to an average of 24 races per week. Management's plans for expansion call for the addition of a fourth day of live racing per week during the third quarter of 1999.

     In addition to live racing, simulcasting of El Comandante races began in May 1998 during all days of the week except Saturday, until September 20, 1998 when races at El Comandante were suspended due to Hurricane Georges.

     Handle on live races surpassed the $5 million-mark for the quarter, with a high of $1.9 million wagered during August, the record-high for one month since the track's reopening on February 14. During the third quarter EEP primarily offered simulcast wagering on cards from El Comandante. Due to the cancellation of El Comandante races in the wake of Hurricane Georges, simulcast wagering on U.S. races was resumed on September 24. Future simulcast efforts will offer a menu of races from tracks in the United States and El Comandante's Pick-6 bet which is attractive to bettors given its large jackpot.

     EEP commenced operations with 42 OTB agencies.   On September 30, 1998
there were 75 agencies installed, although the daily average of agencies on-line during the nine month period ended September 30, 1998 was approximately
57. As the number of agencies grows and television coverage expands to areas outside Panama City, it is expected that commissions on wagering will also increase.

     Expenses. Payments to horseowners represent the biggest expense in Panama. For the three and the nine months ended September 30, 1998 these expenses amounted to $1,124,000 and $2,601,000, respectively. Under the contract with horseowners, EEP is required to pay horseowners as purses a minimum of $3.8 million during 1998, of which $200,000 is in the form of a non-interest bearing loan. Other operating costs increased in the second quarter of 1998, as compared with the first quarter. The increase is principally attributable to the addition of a third race day per week in April 1998 and to the fact that the race track was fully operational during the third quarter of 1998 while it was closed during approximately 45 days in the first quarter for renovations.

Financial Expenses

     The increase in financial expenses during the nine and the three months periods ended September 30, 1998, as compared with the comparative 1997 periods, is primarily attributable to the Panama operation, which required
(PAGE)
temporary financing from financial institutions to fund all major improvements to the Presidente Remon race track and acquisition of equipment. The Company borrowed $5 million in 1998 for these purposes, at interest rates ranging from 9% to 11%. These bridge loans were repaid on October 22, 1998 from proceeds of the EEP offering, which included $4 million in unsecured bonds, bearing annual interest at 11%.


Other Income

     During the nine months ended September 30, 1998, decrease in other revenues, as compared with the comparative period of 1997, was principally attributable to a non recurring gain of $4,615,000 in January 1997 as a result of the sale by HDA of its remaining 50% interest in the Television Stations.


Income Taxes

     The provision for income tax is primarily related to Puerto Rico income taxes on the Company's income from Puerto Rico sources related to its interest in El Comandante, without taking into account losses of Galapagos and EEP or expenses of the Company. The deferred income taxes are related to the difference between the tax basis of the Company's investment in HDA and the amount shown in its financial statements. For the nine month period ended September 30, 1997 approximately $463,000 of the deferred income tax provision relates to the reversal of the tax benefit recorded by the Company in prior years for accumulated operating losses of the Television Stations, as a result of the sale of Television Stations in January 1997.


Minority Interest

     The Company recognizes minority interest in the income and losses of HDA and Galapagos. Until August 20, 1997, the minority interest in HDA was based on 18% of HDA's consolidated net income. For the periods after August 20, 1997, when HDA redeemed the 17% interest owned by Supra & Co. S.E. ("Supra"), minority interest in HDA has been based on 1% of HDA's consolidated net income
or loss.   The minority interest in Galapagos is based on 45% of Galapagos net losses. However, during the nine and the three months ended September 30, 1998, minority interest in Galapagos' net losses was reduced by $212,946 and $154,206, respectively, because accumulated losses of Galapagos allocable to minority stockholders exceeded its investment. If and while Galapagos continues generating losses, no minority interest in Galapagos' net losses will be recognized by the Company, and if Galapagos generates profits, no minority interest in Galapagos' net income will be recognized by the Company, up to $521,917.

Extraordinary Items

     On September 29, 1997 HDA redeemed First Mortgage Notes in the principal amount of $2.5 million at 110% of par. The $250,000 premium paid and related bond discount and deferred financing costs were written-off in the third
(PAGE)
quarter of 1997 as an extraordinary item . There were no similar charges in the comparable period of 1998.

     During the third quarter of 1997, extraordinary items also included, on a proforma basis, a $1,802,500 gain, net of $481,500 of deferred income taxes, from the forgiveness by Supra of certain indebtedness arising under a series of agreements executed on December 13, 1993, incident to the reorganization of
ECOC as a nonstock corporation.   The obligations were canceled on August 19,
1997 in connection with the purchase by HDA of Supra's 17% interest in HDA. There were no similar charges in the comparable period in 1998.


LIQUIDITY AND CAPITAL RESOURCES

Overview. The Company has a 99% interest in HDA, the owner and operator (through its wholly owned subsidiary ECMC), of El Comandante race track in Puerto Rico. Due to certain restrictions under HDA's indenture for the issuance of its 11.75% First Mortgage Notes due 2003 (the "Indenture"), cash held by HDA and/or ECMC is not readily available to the Company. Therefore, capital resources and liquidity of the Company are discussed separately, excluding the cash flows and operations of HDA (including ECMC) and its subsidiaries. A separate discussion of the capital resources and liquidity of HDA (including ECMC) is also presented.

     Because the liquidity and capital resources discussion is not presented on a consolidated basis, some of the discussion relates to transactions that are eliminated in the Company's consolidated financial statements.

Liquidity and Capital Resources of the Company. Cash of the Company at September 30, 1998 was $5,500, as compared to $160,000 on December 31, 1997. The Company's liquidity depends on (i) cash distributions from HDA and (ii) cash flow from operations, attributable to agreements that the Company has, through its wholly-owned subsidiary Equus Entertainment Corporation ("EEC"), with its subsidiaries to provide management services and technical assistance in the operation of the race tracks in Puerto Rico, Dominican Republic and Panama.

     During the nine months ended September 30, 1998, the Company did not receive cash distributions from HDA due to restrictions under the Indenture, which limit HDA's ability to make distributions to partners to an amount based on a percentage of HDA's consolidated book income (calculated on a cumulative basis since January 1, 1994). In August 1998 the Company borrowed $200,000 from an affiliate, payable on demand, at an annual interest rate of one point over prime. Management believes it will be able to obtain short-term financing adequately to conduct its operations.

     For the fourth quarter of 1998, no cash distributions from HDA are expected due to consolidated net losses of HDA. During the fourth quarter of 1998, the projected cash requirements of the Company, other than costs attributable to the performance of management contracts with its subsidiaries, are related to its investment in Panama and new ventures in Colombia and, possibly, Ecuador. The amount to be invested in these operations will depend on the amount of funds raised through a private offering of units of the
(PAGE)
Company, as described below (the "Private Offering"). The timing of the investments will, therefore, depend on the timing of the closing of the Private Offering.

     Investment in Panama. Pursuant to the terms of the EEP offering, HDA and/or the Company are required to maintain an investment in the capital of EEP of $2 million and to provide working capital loans in the event EEP does not meet a certain debt to equity ratio. Due to restrictions under the Indenture, the maximum investment HDA could have in EEP, once EEP is no longer a wholly owned subsidiary of HDA, is $1.5 million. Therefore, upon closing of the EEP offering on October 22, 1998, the Company invested $540,000 in EEP, in exchange
for a 13.5% interest in its common stock.   HDA's ownership was diluted to
37.5%. To relieve HDA's of any future obligation to fund the Panama operation, with working capital loans, the Company expects to buy HDA's 37.5% interest in EEP for $1.5 million, the price established by the underwriters in Panama for the issuance of common stock to Panamanian investors. This transaction, together with the purchase of a receivable from EEP of approximately $330,000 (currently due to HDA), will be funded from proceeds of the private offering. These transactions will not have an effect in the consolidated financial statements of the Company, as the Company will continue to own a 51% controlling interest (directly, rather than indirectly through HDA) in EEP.

     Investment in Colombia. In October 1998, the Company acquired for $500,000 a 50% interest in Equus Comuneros, S.A. ("SECSA"), the owner and operator of Los Comuneros race track in Medellin, Colombia. The Company elects four of the seven members of SECSA's board of directors. The acquisition of Los Comuneros provides the Company with an opportunity to develop Colombia'a racing industry consistent with Management's strategy of expansion in the
region.   Currently, Los Comuneros hosts one live meet per week with a limited
OTB wagering, both in terms of the number of sites and the technology used to place and process bets. Objectives for the first year of operations include establishing an on-line off-track betting system at 300 sites throughout Medellin, Bogota and Cali, with an increase to two days of live racing per week. Los Comuneros will also offer simulcast wagering on cards from the Company's other tracks. In connection with this expansion, it is estimated that SECSA will require an additional $500,000 for acquisition of equipment and certain improvements to the race track, of which $100,000 was invested by the Company in November 1998. The remainder of the investment will be made from funds raised through the Private Offering or other financial arrangements.

     Investment in Ecuador. The Company has signed a letter of intent with the owner of a racetrack in Guayaquil, Ecuador for the management of this facility and the development of an OTB network system throughout the country. The transaction, if it proceeds, will require an investment by the Company of approximately $500,000.

     Private Offering. The Company intends to raise additional funds for the expansion of its business to other countries and to provide working capital, as needed for its subsidiaries through a private placement of newly issued units. The new units will be offered to accredited investors only. The Wilson family, the Company's largest stockholder group, has indicated an interest in a further equity investment in the Company. Any sales to the Wilson family will be on the same basis as that offer to other accredited investors. Neither the size
(PAGE)
of the offering nor the price of the new units has been determined and therefore it is not known whether the offering will have a dilutable effect, and, if so, how much, on the present unit value or on earnings per unit.


Liquidity and Capital Resources of HDA and ECMC. HDA's principal uses of cash during the nine months ended September 30, 1998, attributable to financing and investing activities were as follows:

     (i) Capital improvements to El Comandante race track of $1,445,000, of which approximately $760,000 was incurred in the resurfing of the racing strip. This investment was necessary to promote the best interests of the racing industry by prolonging the productive careers of horses and limiting the number and severity of injuries to both equine and human athletes.

     (ii) Payments of notes payable to Supra in the principal amount of $260,000, in connection with the redemption of its 17% interest in HDA in August 1997.

     (iii) Payment of $250,000 on a short term loan, with a balance outstanding at September 30, 1998 of $750,000. The loan matures on January 1, 1999.

     (iv) Payment of $489,000 for capital leases for equipment used in El Comandante operations.

     (v) Investment of $2,345,000 in the Panama operations for the acquisition of equipment, capital improvements to the Presidente Remon race track and working capital.

     Cash available to HDA and ECMC at the beginning of the year, together with cash flows from operations of El Comandante, were not sufficient to cover HDA's financing requirements and investment needs during the nine months ended September 30, 1998. Cash flows from operations of HDA and ECMC are principally from commissions on wagering on El Comandante's races and on simulcasted races, principally to the Dominican Republic and Panama. Cash flow from operations during the quarter ended September 30, 1998 was affected by hurricane Georges, which forced the suspension of racing operations beginning September 20.

     To meet the cash needs of the Panama operations, on June 15, 1998, HDA borrowed $3 million from a financial institution. This debt was repaid on October 22, 1998 from net proceeds of the public offering of securities by EEP.

     For the remaining of the year, the projected principal uses of cash for financing and investing activities, are:

     (i) capital improvements to reconstruct El Comandante race track from damage caused by hurricane Georges. Total costs have not been determined but preliminary estimates indicate that approximately $5 million will be incurred during the fourth quarter of 1998. Additional work will be completed in the first half of 1999;

     (ii) principal payments on capital leases and repayment of the short term loan with an outstanding balance of $750,000;
(PAGE)
     (iii) repurchase of certain Warrants for approximately $1 million. In connection with the issuance of First Mortgage Notes, HDA Management Corporation ("HDAMC") issued Warrants to purchase 68,000 shares of Class A
Common Stock of HDAMC under a Warrant Agreement.   Following the public
distribution of Units of the Company in 1995, the Warrants became exercisable to purchase an aggregate of 1,205,232 units of the Company, currently owned by HDAMC. To date, none of the Warrants has been exercised. The Warrant Agreement required the Company to be a "qualified public company" prior to December 15, 1998. The conditions necessary for the Company to be a "qualified
public company" have not been met.   Consequently, HDA, as guarantor of this
obligation, has made an offer as of November 6, 1998 to purchase for cash, at a repurchase price of $15.49 per Warrant, any or all of the 68,000 outstanding Warrants issued pursuant to the Warrant Agreement. All Warrants tendered will
be repurchased on December 21, 1998.   The repurchase offer will expire on
December 15, 1998 (the "Expiration Time").   Any Warrants not tendered for
repurchase will expire at the Expiration Time pursuant to the terms of the Warrant Agreement, and;

     (iv) redemption of First Mortgage Notes for $3.3 million, in addition to the $3.7 million interest payment due on December 15, 1998. HDA is required to make an offer not later than December 1, 1998 to redeem First Mortgage Notes in the principal amount of $3 million at 110% of par or pay a penalty of $971,000, equal to 1.5% of the principal amount of outstanding First Mortgage Notes.

     Due to the interruption of racing as a result of hurricane Georges, cash flow from operations during the fourth quarter will not be sufficient to cover HDA's financing and investments needs. Although races resumed on November 14, 1998, the OTB agency system will not be operating at full capacity until later. Also, due to losses suffered by the Puerto Rican population, it is not certain what levels of wagering will be reached upon resuming races at El Comandante. Consequently, Management is looking forward to a satisfactory settlement with the insurance company. The Company is seeking a total of $22 million in
insurance proceeds to cover its losses.   The amount and timing of a final
settlement cannot be determined at this time.

     If a satisfactory and timely settlement with the insurance company is not reached, the Company and HDA have access to a $5 million line of credit from a financial institution. However, these funds might not be sufficient to allow

HDA to complete the optional redemption of Fist Mortgage Notes in December
1998.

     Long-Term Commitments. In addition to capital leases, long-term cash commitments of HDA and ECMC include certain charitable contributions and repayment of First Mortgage Notes commencing in 2000.

     In connection with the termination of the lease agreement of El Comandante effective January 1, 1998, HDA assumed commitments to make contributions to certain charitable and educational institutions. Amounts due under these commitments are: $100,000 in 1999, $100,000 in 2000 and $200,000 in 2001.
Management expects to satisfy these obligations.

     HDA's First Mortgage Notes bear interest at 11.75%, payable semiannually
(PAGE)
on June 15 and December 15, and are secured by El Comandante assets. The First Mortgage Notes are redeemable, at the option of HDA, at redemption prices (expressed as percentages of principal amount): if redeemed during the 12-month period beginning December 15 of years 1998 at 104.125%, 1999 at 102.75%, 2000 at 101.5%, and 2001 and thereafter at 100% of principal amount, in each case together with accrued and unpaid interest. The stated maturity dates are as follows: $3,563,000 in 2000 (decreased by any amount of First Mortgage Notes redeemed in December 1998), $10,200,000 in 2001, $10,200,000 in 2002 and
$40,800,000 in 2003, at maturity. Management would consider refinancing this obligation in 2001.

     Government Matters. El Comandante's horse racing and pari-mutuel wagering operations are subject to substantial government regulation. Pursuant to the Puerto Rico Horse Racing Industry and Sport Act (the "Racing Act"), the Racing Board and the Puerto Rico Racing Administrator (the "Racing Administrator") exercises regulatory control over ECOC's racing and wagering operations. For example, the Racing Administrator determines the monthly racing program for El Comandante and approves the number of annual race days in excess of the statutory minimum of 180. The Racing Act also apportions payments of monies wagered that would be available as commissions to ECMC. The Racing Board consists of three persons appointed to four-year terms by the Governor of Puerto Rico. The Racing Administrator is also appointed by the Governor for a four-year term.


Year 2000 Computer Issue. Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00". This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. The Company and its subsidiaries utilize software and related computer technologies essential to its operations that will be affected by the year 2000 issue. The Company has appointed a committee to develop a formal plan to address the Year 2000 issue has completed the awareness stage and is currently in the remediation stage of the process. Substantially all wagering operations are processed through a reputable outside consulting firm. This firm has assured the Company that a Year 2000 complaint tote system version will be available for deployment by March 1, 1999. The timeline and cost to upgrade the Company's tote systems cannot presently be determined, but could be significant. At September 30, 1998, the Company has not incurred in any costs related to the Year 2000 issue.

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings

      Prompted by HDA's then pending sale of S&E, on December 30, 1996 the Racing Board issued an order (the "Order") seeking to impose certain obligations on HDA, ECOC and Paxson in conjunction with the second sale, including that (i) in addition to live racing broadcasts, ECOC must rebroadcast races at times of lesser audience, (ii) any broadcast agreement for races must be approved by the Racing Board, and (iii) HDA, ECOC and Paxson must indemnify third parties for any losses suffered from any discontinuance of racing telecasts and, to secure this indemnity, HDA and ECOC must post a $4 million bond.
(PAGE)
      On January 21, 1997 HDA filed with the Racing Board a motion for reconsideration of the order arguing that the Racing Board failed to comply with applicable administrative procedures in issuing the order and that the Racing Board lacked jurisdiction to impose conditions on the S&E sale. The Racing Board held a hearing on the motion for reconsideration on March 4, 1997 but did not issue a ruling on the motion within the 90 day period provided under applicable law. That term having elapsed, the Racing Board lost jurisdiction on the motion of reconsideration and HDA filed an appeal on May 18, 1997 to contest the Order before the Circuit Court of Appeals of Puerto Rico. On May 30, 1997, the Racing Board filed a motion for dismissal
for lack of jurisdiction.   HDA opposed said motion and on March 20, 1998,
the Circuit Court of Appeals of Puerto Rico ruled in favor of HDA.   However,
at the request of the Racing Board on July 17, 1998, the Supreme Court of Puerto Rico agreed to review the decision made by the Circuit Court of
Appeal.   Based upon facts available to date, Management and legal counsel believe that none of such actions will have a material adverse effect on ECOC's, HDA's or the Company's financial position or results of operations.

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


                                       Equus Gaming Company L.P.
                                   -----------------------------------
                                            (Registrant)

                                   By:  Equus Management Company
                                        Managing General Partner


November 16, 1998                      /s/ Thomas B. Wilson
-----------------                      ------------------------
Date                                   Thomas B. Wilson
                                       President & Chief Executive Officer


November 16, 1998                      /s/ Gretchen Gronau
-----------------                      -----------------------------
Date                                   Gretchen Gronau
                                       Vice President and
                                       Chief Financial Officer