Form 10-K
period 1998-12-31
EQUUS GAMING CO LP
filed 1999-04-01
CIK 928423

(PAGE)
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 1998         COMMISSION FILE NUMBER 000-25306

                             EQUUS GAMING COMPANY L.P.
            (Exact name of registrant as specified in its charter)

               Virginia                               52-1846102
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                Identification No.)

                            650 Munoz Rivera Avenue
                           Doral Building, 7th Floor
                         Hato Rey, Puerto Rico  00918
             (Address of Principal Executive Offices and Zip Code)

Registrant's telephone number, including area code:  (787)  753-0676

Securities registered pursuant to Section 12(b) of the Act: Not applicable

Securities registered pursuant to Section 12(g) of the Act:

    TITLE OF EACH CLASS                   NAME OF EXCHANGE ON WHICH REGISTERED

Class A Units representing assignment       Nasdaq SmallCap Market System
beneficial ownership of Class A limited     ("Nasdaq/SCMS")
partnership interest and evidenced by
beneficial assignment certificates ("Units")

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 26, 1999, the aggregate market value of 3,041,992 Units held by non-affiliates of the registrant based on the closing price reported on the NASDAQ/SCMS was $5,751,266.

Documents Incorporated By Reference:  Not Applicable

(PAGE)


                         EQUUS GAMING COMPANY L.P.

                       1998 FORM 10-K ANNUAL REPORT

                             TABLE OF CONTENTS


                                                                      Page


                                  PART I

Item 1.   Business                                                      1
Item 2.   Properties                                                    6
Item 3.   Legal Proceedings                                             7
Item 4.   Submission of Matters to a Vote of Security Holders           8


                                  PART II

Item 5.   Market for Registrant's Class A Units and Related
          Unitholder Matters                                            8
Item 6.   Selected Financial and Operating Data                         8
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                11
Item 8.   Financial Statements and Supplementary Data                  24
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                       54


                                 PART III

Item 10.  Directors and Executive Officers of the Company and EMC      54
Item 11.  Executive Compensation                                       56
Item 12.  Security Ownership of Certain Unitholders and Management     59
Item 13.  Certain Relationships and Related Transactions               59


                                  PART IV

Item 14.  Exhibits, Financial  Schedules and Reports                   60










(PAGE)
                                 PART I

ITEM 1.  BUSINESS

GENERAL

    Equus Gaming Company L.P. (the "Company"), a Virginia limited partnership, is engaged in thoroughbred racing, wagering and other gaming businesses in Latin America and the Caribbean. Through its wholly-owned Puerto Rico subsidiary, Equus Entertainment Corporation ("EEC"), the Company provides management services to four race tracks in which it has an interest. Equus Management Corporation ("EMC") is the general partner of the Company.

    The Company has a 99% interest in Housing Development Associates S.E. ("HDA"), the owner of El Comandante Race Track ("El Comandante"), the only licensed thoroughbred racing facility in Puerto Rico. El Comandante was leased to El Comandante Operating Company, Inc. ("ECOC") until December 31, 1997 when the lease agreement was terminated by HDA. El Comandante is now operated by a wholly-owned subsidiary of HDA, El Comandante Management Company, LLC ("ECMC").

    The Company has a 55% interest in Galapagos, S.A. ("Galapagos"), the operator since April 1995 of the V Centenario Race Track in the Dominican Republic ("V Centenario") and a 51% interest in Equus Entertainment de Panama, S.A. ("Equus-Panama"), the operator since January 1, 1998 of the Presidente Remon Race Track in the Republic of Panama ("Presidente Remon"). Both race tracks are government-owned and operated by the Company's subsidiaries under long-term contracts. Also, in October 1998 the Company acquired a controlling interest in Equus Comuneros S.A. ("SECSA"), the owner and operator of Los Comuneros Race Track in Medellin, Colombia ("Los Comuneros").

    In September 1998 the Company signed a memorandum of understanding with the owner of the Buijo Race Track in Guayaquil, Ecuador, for the management of that facility and the development of an off-track betting ("OTB") system. The Company is evaluating this potential new venture to determine whether to proceed.


A.  Puerto Rico Operations

    El Comandante is the leading race track in the Caribbean as measured by gross dollars wagered. Thoroughbred horse racing has been conducted continuously at El Comandante since 1976 and at a predecessor facility since 1957. Races are currently run 52 weeks per year, generally five days per week (Monday, Wednesday, Friday, Saturday and Sunday). Until November 14, 1998, races were held Thursday instead of Saturday. Wagering is conducted through facilities at the race track and at independently-owned OTB agencies that are linked via on-line computers to El Comandante. During 1998, the OTB agencies were reduced from 670 OTB agencies to 621, at December 31, 1998, due to damage caused by Hurricane Georges throughout the Island on September 21, 1998. Management expects to open additional OTB agencies to return to the level of OTB agencies prior to the Hurricane.
(PAGE)
    Since commencing the on-line wagering system, all of El Comandante's races have been broadcasted via commercial television in Puerto Rico. The telecast permits OTB patrons to monitor odds and handicapping information while placing bets until post time and then to view the live racing. Races are currently broadcast through an agreement with S&E Network, Inc. ("S&E").

    ECMC has a contract with the Puerto Rico horseowners association that requiring that horseowners field sufficient horses to conduct racing operations at El Comandante in accordance with the racing program approved by the Puerto Rico Racing Board. The contract obligates ECMC to provide
stables and related facilities.   The contract, which establishes the amount
to be paid to horseowners as purses and other economic terms, expired in
April 1998.   The Puerto Rico Racing Board has ordered the extension of the contract as an interim measure until the Company and the horseowners negotiate a new agreement.

    Racing at El Comandante was suspended on September 20, 1998, due to Hurricane Georges and did not resume until November 14, by which date the OTB agency system had not returned to full operation. Wagering at El Comandante was adversely affected in June and July 1998 by a 45-day labor strike at the Puerto Rico Telephone Company that erupted in violence, damaging telephone installations serving the OTB agency system.

    In December 1998 El Comandante received $21,428,000 from its insurance carrier in full settlement of its claims for hurricane damage to the race track and losses from business interruption.

    Competition.   El Comandante is the only licensed thoroughbred race track facility in Puerto Rico, operated by ECMC under an operating license granted by the Puerto Rico Racing Board. The operating License provides ECMC with the exclusive right through December 14, 2004, to operate a race track in the San Juan Region (the largest of three regions in Puerto Rico) which includes the San Juan metropolitan area and over three-fourths of the northern half of the Island; the exclusive right to conduct all types of authorized betting throughout Puerto Rico, based on races held at El Comandante; and the right
to hold a minimum of 180 day or night-race days per year.   Until the
expiration of the Operating License, no other thoroughbred race track license for the San Juan Region may be issued.

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

    Employees. ECMC had approximately 267 employees as of December 31, 1998. There were 60 employees working in the mutuel, admissions, and closed circuit television departments covered by a collective bargaining agreement between ECOC and the El Comandante Race Track Employees Union, which expired August
(PAGE)
23, 1998, 101 employees performing building and premises maintenance services covered by a collective bargaining agreement between ECOC and the General Workers Union, which expires May 31, 1999, and 42 employees performing security guard services covered by a collective bargaining agreement between ECOC and the Security Guards Union which expired January 23, 1999. ECMC assumed all collective bargaining agreements from ECOC and have been operating under the expired agreements pending new collective bargaining agreements.

B.  Dominican Republic Operations

    In 1995 Galapagos was selected by the Dominican Republic Racing Commission to operate the government-owned V Centenario race track in Santo Domingo pursuant to a ten year agreement ending April 2005. The contract may be renewed for additional ten year periods by mutual agreement of the parties. The contract also provides Galapagos with the right to develop off-track betting in the Dominican Republic and the exclusive right to simulcast horse races, into the Dominican Republic.

    At December 31, 1998 there were 302 OTB agencies in the Dominican
Republic.   The OTB system in the Dominican Republic has been negatively impacted by the inability of the Company to arrange for live broadcasting of races by commercial television with broad island-wide penetration.

    At present live racing is conducted three days per week with a six-race card. Full card simulcast wagering on races at El Comandante is offered four days a week. An increase in the number of live racing events will require
government approval.   Low per capita income in the Dominican Republic is
another limiting factor affecting pari-mutuel handle and size of purses.

    Racing operations at V Centenario were suspended on September 20 due to Hurricane Georges. Racing resumed on October 22,1998, and simulcasting from El Comandante on November 14, 1998. Galapagos received approximately
$1 million from its insurance carrier for damage to fixtures and electronic equipment of V Centenario and losses from business interruption. The Dominican Republic Government, as the owner of the race track, received an additional $406,000 of insurance proceeds to repair the race track buildings.

    Lottery. Galapagos has a five year contract with a private operator to provide the wagering distribution system for a government-sponsored electronic lottery, which commenced on November 1, 1997. Lottery games are sold at OTB agencies selected by Galapagos and at lottery agencies selected by the operator. Galapagos' commissions (net of fees paid to Autotote) are 1% of gross lottery sales at lottery agencies and 2% of gross lottery sales at OTB agencies. In addition, the lottery operator pays Galapagos a monthly fee for each OTB agency that sells lottery games as reimbursement for a 50% share of telephone line costs. Galapagos is also permitted to identify the lottery agencies to take Pick 6 pool wagers on Galapagos' live and simulcasted races.

    Competition.   Galapagos faces competition from other forms of gambling
in the Dominican Republic. The Dominican Republic Government operates a ticket lottery and instant lottery throughout the country, and an electronic
(PAGE)
lottery commenced operations in November 1997. There are approximately 600 independent sports betting agencies and wagering on baseball is particularly popular. Approximately 200 of the sports betting agencies were being utilized by Galapagos as OTB agencies at December 31, 1998. Wagering on cock fighting is both legal and popular in the Dominican Republic. Casino gaming is permitted at hotels with a minimum of 100 rooms and there are 25 licensed casinos in operation. Galapagos also faces competition from illegal gambling.

    Employees. Galapagos had 167 employees at December 31, 1998. Galapagos has no agreements with unions and has not experienced any work stoppage or material labor difficulties.

C.  Panama Operations

    In 1997 Equus-Panama was selected by the Panama Government to operate the government-owned Presidente Remon race track in Panama City pursuant to a 20 year agreement ending in December 2017. The contract also gives Equus-Panama the right to develop off-track betting in Panama and the exclusive right to simulcast horse races from and into Panama and the right to operate up to 500 slot machines at the race track. Upon execution of the contract, Equus-
Panama paid $2.2 million to the Panama Government.   Equus-Panama began
simulcasting races from United States race tracks on January 2, 1998 and live racing commenced on February 14, 1998, after major improvements to the racing strip were made.

    At December 31, 1998, there were 94 agencies installed in Panama City.

    At present, live racing at Presidente Remon is only transmitted via microwave on an UHF channel and by a second channel in Panama City. OTB agencies outside the metropolitan broadcast area are dependent on transmission by radio. Equus-Panama is exploring ways to provide live television broadcasting to all OTB agencies in Panama.

    In October 1998, Equus-Panama raised approximately $6 million in a public offering. Of this amount, approximately $2 million was for newly issued stock representing 49% of Equus-Panama's capital, and $4 million was for unsecured 11% bonds maturing in June 2004. Equus-Panama's stock and bonds
are listed on the Security Exchange of Panama.   Simultaneous with the
offering, the Company invested $540,000 in Equus-Panama in exchange for a
13.5% interest in Equus-Panama,   In 1999, the Company purchased HDA's 37.5%
interest in Equus-Panama for $1.5 million, proportionately the same price at which shares were sold in the Panamanian offering.

    Competition.   Equus-Panama faces competition from other forms of
legalized gambling in Panama. There are 12 licensed casinos in Panama offering card and dice games and slot machines. Also, there are 15 slot machines parlors currently operating and Equus-Panama is authorized to install up to 500 slot machines at Presidente Remon. In addition, the Panama Government has operated a lottery for more than 50 years.


(PAGE)
    Employees.  At December 31, 1998, Equus-Panama had 255 employees.

D.  Colombia Operations

    Beginning in 1999, SECSA owns and operates Los Comuneros in Medellin, Colombia. Prior to the Company's involvement in the management of these operations, Los Comuneros hosted one live meet per week with an average handle of approximately $100,000 and employed an OTB system limited both in terms of number of sites and technology.

    Expansion plans call for the development of an extensive on-line OTB system, allowing for real-time betting, in conjunction with televising all races and an increase in the number of racing days. Objectives for the first year include establishing an OTB system with 300 sites throughout the metropolitan areas of Medellin, Bogota and Cali, and increasing live racing to two days per week. Los Comuneros will also offer simulcast wagering from the Company's other tracks.

E.  Private Offering

    In December 1998 the Company commenced an offer to accredited investors to purchase up to 4,000,000 Units representing an assignment of beneficial ownership of Class A limited partnership interest ("Units") in the Company at a cash price of $1.02 per Unit. The cash price per Unit was determined by arriving at the average closing price on the Nasdaq SmallCap Market for Units for the 20 trading days on which trades occurred preceding the date of the Offer and substracting 25% to take into account that the offered units will not be registered under the Securities Act or the securities laws of any state and may not be publicly traded for one year and thereafter only in accordance with Rule 144 promulgated under the Securities Act.

    On March 19, 1999, The Wilson Family Limited Partnership, a major unitholder of the Company, purchased 2,911,764 Units for $2,970,000 pursuant to the terms of this offer. The Company expects to keep this offer open until April 1999.

F.  HDAMC Warrants

    In connection with the issuance of First Mortgage Notes by a finance subsidiary of HDA, HDA Management Corporation ("HDAMC") issued Warrants to purchase 68,000 shares of Class A Common Stock of HDAMC pursuant to the terms
of a Warrant Agreement.   Following the public distribution of Units of the
Company in 1995, the Warrants became exercisable to purchase an aggregate of 1,205,232 units of the Company, currently owned by HDAMC. Under the Warrant Agreement, the Company was not a "qualified public company" and therefore HDA, as guarantor of the obligation, made an offer to purchase the outstanding Warrants for cash, at a repurchase price of $15.49 per Warrant. The repurchase offer expired on December 15, 1998 when 48,127 Warrants were tendered for a total purchase price of $745,487. Of the remaining Warrants, 15,216 were exercised in exchange for 269,688 Units of the Company, and 4,657 Warrants, neither tendered nor exercised, expired. Therefore, 935,557 of the Units previously held by HDAMC were distributed to the Company and are currently held in treasury.
(PAGE)
ITEM 2.  PROPERTIES

    El Comandante. HDA is the owner of El Comandante, situated on a 257-acre parcel of land in Canovanas, Puerto Rico, approximately 12 miles east of San Juan. El Comandante properties include the following:


    a. A building consisting of a six-level grandstand and clubhouse with seating for over 10,000 and a total capacity in excess of 25,000, including glass-enclosed air conditioned dining rooms with seating capacity for over 1,400;

    b. Racing facilities, including a one-mile oval strip with a seven-furlong chute and a 65-foot wide exercise track;

    c.   Barn area and related facilities, including 1,595 horse stalls;

    d.   Paved parking area which can accommodate 7,250 vehicles;

    e.   Landscaped infield containing three lakes and a waterfall.

    These properties were severely damaged by Hurricane Georges. The grandstand and clubhouse are now in the process of being rebuilt on a reduced scale to reflect the growth in OTB and the corresponding decrease in attendance at the race track.

    ECMC also owns certain race track and telecommunication equipment used in the operation of El Comandante and the off-track betting system. See
Note 7 to the Company's consolidated financial statements for a description of encumbrance on El Comandante properties.

    V Centenario.   Galapagos leases V Centenario from the Dominican Republic
Government. V Centenario is situated on a parcel of land, approximately 7.5 miles east of Santo Domingo, Dominican Republic. V Centenario properties include the following:

    a. A building consisting of grandstand and clubhouse with seating for over 4,200 and total capacity in excess of 10,000, including an air conditioned dining room with seating capacity of 400;

    b. Racing facilities, including a one-mile oval strip with a seven-furlong chute and a 1,400 meter exercise track;

    c.   Barn area and related facilities, including 950 horse stalls;

    d.   Paved parking area which can accommodate 1,100 vehicles.

    Galapagos also owns certain race track and telecommunication equipment used in the operation of V Centenario and the off-track betting system.

    Presidente Remon. Equus-Panama leases Presidente Remon from the Panama Government. Presidente Remon is situated on a 175-acre parcel of land in Juan Diaz, Panama, approximately 5 miles east of downtown Panama City.
(PAGE)
Presidente Remon properties include the following:

    a. A building consisting of grandstand and clubhouse with seating for over 2,000 and a total capacity in excess of 10,000, including air conditioned dining rooms with total seating capacity of 400;

    b. Racing facilities, including a one-mile oval strip with a seven-furlong chute, a ten-furlong chute, and a 1,400 meter exercise track;

    c.   Barn area and related facilities, including 1,200 horse stalls;

    d.   Paved parking area which can accommodate 600 vehicles.

    Equus-Panama also owns certain race track and telecommunication equipment used in the operation of Presidente Remon and the off-track betting system.

    Los Comuneros. SECSA is the owner of Los Comuneros, situated on a parcel of land in Medellin, Colombia. Los Comuneros properties include the following:

    a. A building consisting of grandstand and clubhouse with total seating capacity of 5,500;

    b. Racing facilities, including a 1,300 meter oval strip with a six-furlong chute;

    c.   Barn area and related facilities, including 300 horse stalls;

    d.   Parking area which can accommodate 500 vehicles.


ITEM 3- LEGAL PROCEEDINGS

     The Company and certain of its subsidiaries are presently named as defendants in various lawsuits and might be subject to certain other claims arising out of its normal business operations. Management, based in part upon advice from legal counsel, believes that the results of such actions will not have an adverse impact on the Company's financial position or results of operations.

Item 2 - 5

Not Applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.




(PAGE)
                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS

     The Units, which represent the assignment of beneficial ownership of the Company's Class A limited partnership interests, have been listed and traded on Nasdaq National Market System since February 7, 1995 and, effective December 8, 1998, on Nasdaq SmallCap Market System ("SCMS"). The following table sets forth, for the periods indicated, the high and low sales prices per Unit as reported by the Nasdaq Stock Market and cash distributions paid to Unitholders during these periods.

                               Cash Distributions    Price Range of Units
                              Total       Per Unit     High      Low

1998 Quarter:
      First                    -              -        $1.875     $1.00
      Second                   -              -         2.00       1.00
      Third                    -              -         1.875      1.125
      Fourth                   -              -         1.688      0.625

1997 Quarter:
      First                    -              -         3.375      1.75
      Second                   -              -         3.00       1.75
      Third                    -              -         2.75       1.75
      Fourth                   -              -         2.25       0.75


      On March 26, 1999, the closing sale price of Units was $1.375 as reported on Nasdaq/SCMS. As of March 26, 1999, there were 8,309,824 Units outstanding and approximately 252 Unitholders of record. From total units outstanding 3,181,452 have not been registered under the Securities Exchange Act of 1934, and therefore, can not be freely traded.

      The Company intends to distribute to its Unitholders cash consistent with the Company's plans for expansion of its business. However, the Company's principal source of cash has been distributions related to its ownership interest in HDA. The trust indenture related to the First Mortgage Notes limits distributions by HDA to its partners, including the Company, to approximately 48% of HDA's consolidated net income. It allows additional cash distributions, if a certain debt coverage ratio is met.


ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

      The following table sets forth selected financial data for the Company. The historical income statement and balance sheet data is derived from the audited consolidated financial statements of the Company for each of the years in the period ended December 31, 1998.  This information should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements of the Company and related notes (see Item 8) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (see Item 7).
(PAGE)
                                      For the years ended December 31,
                                          Historical (1)             Proforma(2)
                               1998     1997    1996   1995    1994     1997
                                  (In thousands, except per Unit amounts)
Income Statement Data:
Revenues:
  Commissions on wagering    $52,529  $ 4,619 $ 4,513 $ 2,719  $  -    $59,512
  Rental income (3)              -     13,720  14,321  11,429     -     14,333
  Net lotto revenues             656       88     -       -       -         88
  Income from insurance
    settlement                12,856      -                       -        -
  Gain from sale of
    Television Stations          -      4,669     581     -       -      4,669
  Other revenues               2,931    1,487   3,029   1,938     355    3,949
                             -------  ------- ------- ------- -------  -------
                              68,972   24,583  22,444  16,086     355   68,218
Payments to horseowners       25,996    2,309   2,257   1,362    -      29,669
Financial expenses             9,109    8,735   9,048   7,398    -       9,013
Depreciation and amortization  3,756    2,368   2,649   1,829    -       3,303
Impairment loss on
  El Comandante intangible     3,136      -       -       -      -         -
Other expenses                27,617    6,460   7,390   6,578   1,762   23,558
                             -------  ------- ------- -------  ------- -------
                                (642)   4,711   1,100  (1,081) (1,407)   2,675
Provision for income taxes     1,110    1,028     400     231      87      505
Minority interest in
  income (loss) (4)              228     (878)    127     721    -        (878)
Extraordinary item (5)           167     (326)    -      -       -       1,558
Cumulative effect               (403)     -       -      -       -        -
                             -------  ------- ------- ------- -------  -------
Net income (loss)            $(1,760) $ 2,479 $   827 $ (591) $(1,494)  $2,850
                             =======  ======= ======= ======= =======  =======
Net income (loss) per
  Unit (6)                   $ (0.28) $  0.39 $  0.13 $(0.08)    -      $0.45

                                                December 31,
                               1998      1997      1996      1995      1994

Balance Sheet Data:
Cash and cash equivalents    $ 6,637   $  508     $ 4,268   $   814   $ -
Race tracks property and
  equipment (7)               47,470   45,056      45,956    47,891     -
Deferred costs                 5,375    6,316       4,426     4,859     -
Receivables from ECOC            -      3,106       2,780     1,816     -
Investment in S&E (8)            -        -         2,223     4,862     -
Total assets                  64,039   56,187      60,586    60,823     -
First Mortgage Notes and
  accrued interest            56,512   63,681      66,737    66,573     -
Notes and bonds payable and
  capital lease obligations    9,091    1,876       1,073     2,457     -
Total liabilities             77,691   68,280      71,775    72,611    524
Partner's deficit            (14,066) (12,093)    (11,189)  (11,788)  (524)

(PAGE)
(1) The Company was organized in 1993 and effective March 8, 1995 it consolidates the accounts of HDA and its subsidiaries in its financial statements.

(2) Effective January 1, 1998, HDA terminated the lease agreement with ECOC and commenced operating El Comandante through ECMC, its wholly-owned subsidiary. The proforma statement of income was prepared as if the accounts of ECMC had been consolidated in the Company's financial statements since January 1, 1997. This proforma information is unaudited.

(3)   Represents rent paid by ECOC to HDA until December 31, 1997 (see
      Note 2).

(4) Includes minority interest in losses of Galapagos and Equus-Panama and the Company's minority interest in HDA's net income. For 1998 and 1997 generally accepted accounting principles limited the amount recognized as the minority interest in Galapagos' losses (see Note 1 to the Company's consolidated financial statements).

(5) Represents premium (discount) on the early redemption and the purchase in the open market of First Mortgage Notes and corresponding write-off of deferred financing costs and note discount. On a proforma basis in 1997, it also includes income from the cancellation of certain indebtedness of ECOC.

(6) Net income (loss) allocable to the units is based on approximately 99% interest. The per Unit amount in the income statement data is calculated based on weighted average of Units outstanding since the Distribution on February 6, 1995 of 6,342,606 in 1998, 6,333,617 in 1997 and 1996 and 6,223,381 in
      1995.

(7) Includes a step-up of $5,650,000, resulting from the issuance of Units by the Company for a 15% interest in HDA on March 8, 1995, net of related accumulated depreciation in 1998, 1997, 1996 and 1995 of $790,240, $583,190, $376,140 and $169,000, respectively, and reduced by a net write-off in 1998 of $919,580 in connection with damage caused by Hurricane Georges to El Comandante.

(8) In 1995 this amount consisted of licenses, property and equipment and other assets of the Television Stations owned by S&E.










(PAGE)
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's results of operations are principally attributed to its interests in thoroughbred horse race tracks: (i) El Comandante in Puerto Rico, operated since January 1, 1998 by El Comandante Management Company, LLC ("ECMC"), (ii) V Centenario in the Dominican Republic, operated since April 1995 by Galapagos S.E., and (iii) Presidente Remon in the Republic of Panama, operated since January 1, 1998 by Equus Entertainment de Panama, S.A.
("Equus-Panama").   The Company also had an interest in three UHF television
stations in Puerto Rico (the "Television Stations") which were sold in transactions closed in August 1996 and January 1997.

     Effective January 1, 1998 Housing Development Associates S.E.("HDA") terminated the lease agreement with El Comandante Operating Company, Inc. ("ECOC") and commenced operating El Comandante through ECMC, its wholly-owned subsidiary (the "Proforma Transaction"). As a result, the Company's historical results of operations for 1998 are not readily comparable with results of operations for 1997. Accordingly, the unaudited proforma results for 1997 have also been presented as if the Proforma Transaction had occurred on January 1, 1997 and the accounts of ECOC had been included in the Company's consolidated financial statements, after eliminating all intercompany transactions (see Note 17 to the Company's consolidated financial statements). The Company's results of operations for 1998 have been compared with results for 1997 on a proforma basis. However, all discussions, when applicable, make also reference to the changes based on historical results of operations.


THE COMPANY'S RESULTS OF OPERATIONS

1998 COMPARED TO 1997

REVENUES

     Revenues increased in 1998 by $44,389,000 compared to 1997. On a proforma basis, revenues increased $754,000 (1.1%) from $68,218,000 in 1997 to $68,972,000 in 1998. The increase in proforma revenues was principally due to the insurance proceeds received by the Company for damage inflicted by Hurricane Georges to El Comandante and V Centenario, net of decreases in commissions on wagering and other categories of revenues.

     Commissions on Wagering

     Commissions on wagering, on a proforma basis, decreased $6,983,000 from $59,512,000 in 1997 to $52,529,000 in 1998. The decrease was mainly caused by a decline in wagering at El Comandante and V Centenario, offset by commissions on wagering of $7,808,000 at Presidente Remon, where operations commenced during 1998.

     Puerto Rico. Commissions on wagering at El Comandante decreased $13,812,000 (25%) from $54,893,000 in 1997 to $41,081,000 in 1998. The decline in wagering was attributable to various factors, principally a strike
(PAGE)
by union workers of the Puerto Rico Telephone Company ("PRTC") and Hurricane Georges, which passed though the Caribbean on September 21-23, 1998.
     PRTC Strike. Union workers opposing the privatization of the PRTC went on strike in early June. The strike, which included significant vandalism of PRTC installations, disrupted the operations of the telephone company and led
to a decline in wagering.   During the strike, an average of 200 agencies per
racing day were affected and unable to take bets due to the disruption of telephone service. The strike ended July 28 but full restoration of telephone service within the OTB system did not occur until the middle of August. Management is evaluating various communications alternatives in order to reduce the dependence on the PRTC system.

     Hurricane Georges. Hurricane Georges caused significant damage island wide in Puerto Rico forcing suspension of racing operations beginning
September 20.   Due to the extensive damage to the racetrack and Puerto
Rico's electrical and telecommunications infrastructure, live racing did not resume until November 14, 1998. Therefore, 39 race days were lost, as compared with 1997.

     Dominican Republic.   Commissions on wagering at V Centenario decreased
$979,000 (21%) from $4,619,000 in 1997 to $3,640,000 in 1998.  The decline in wagering was attributable in part to the continuing competition posed by the government-licensed electronic lottery and Hurricane Georges.

     The electronic lottery, which held the first of its weekly drawings in November 1997, has steadily increased its share of the gaming market. Wagering on the lottery shows strong cyclical patterns directly linked to the amount accumulated in its jackpot. The lottery has carried jackpot prizes of over US$2 million at least three times during 1998, which has affected racing wagering especially on Saturdays, the day the lotto draw is made, and the best selling day of the week for racing. The lottery's jackpot competes directly with racing's Pick-6 wager, which represents roughly 40% of the handle on racing.

     Hurricane Georges also caused damage to V Centenario and Dominican Republic's electrical and telecommunications infrastructure forcing suspension of both live and simulcast racing operations for over a month. Lack of television coverage in certain cities has limited the development of new agencies and an increase in new racing fans.

     Panama. On January 1, 1998 Equus-Panama took over a 20-year agreement to operate Presidente Remon. The track was closed for renovations and improvements until February 14, 1998 when live racing was reinstated on Saturdays and Sundays to allow for continuing renovations during the week. During this period Equus-Panama earned commissions on simulcasted races from the United States. In mid-April racing was added on Thursday nights, increasing live races to an average of 24 races per week. In addition to live racing, simulcasting of El Comandante races began in May 1998, until September 20, 1998 when races at El Comandante were suspended due to Hurricane Georges. Due to the cancellation of El Comandante races in the wake of Hurricane Georges, simulcast wagering on U.S. races was resumed on September 24.

(PAGE)
     Net Revenues from Lottery Services

     Net revenues from lottery services by Galapagos increased $568,000 from $88,000 in 1997 to $656,000 in 1998. The electronic lottery of Dominican Republic commenced in November 1997 and therefore, the increase in revenues was attributed to additional draws in 1998 as compared with 1997.

     Insurance Settlement

     Due to damage inflicted by Hurricane Georges to El Comandante and V Centenario, the Company received in 1998 compensation from the insurance carriers totalling $10,832,000, for business interruption and $11,596,000, for damage to the race track facilities. The Company recognized a gain from involuntary conversion of $2,024,000 related to the net effect of the property damage insurance proceeds less the write-off of the book-value of property damaged.

     Gain from Sale of Television Stations

     In January 1997 the Company sold its remaining 50% interest in three UHF television stations in Puerto Rico, resulting in a gain of $4,669,000. There was no similar gain in 1998.


EXPENSES

     Expenses decreased in 1998 by $49,742,000 compared to 1997. On a proforma basis, expenses increased $4,071,000 (6.2%) from $65,543,000 in 1997 to $69,614,000 in 1998. The increase was attributed, in part, to expenses of Equus-Panama where operations commenced in 1998.

     Payment to Horseowners

     Payments to horseowners increased by $23,687,000 in 1998. On a proforma basis, these payments decreased $3,673,000 (12.4%) from $29,669,000 in 1997 to $25,996,000 in 1998. The decrease was due to a reduction in payments to horseowners of El Comandante and V Centenario, directly related to a decline in wagering, net of $3.6 million in payments made to horseowners of Panama, which was the minimum amount required under the contract for 1998.

     Financial Expenses

     Financial expenses increased in 1998, by $374,000. On a proforma basis, these expenses increased $96,000 from $9,013,000 in 1997 to $9,109,000 in 1998. The increase in financial expenses is primarily attributable to the Panama operation, which required financing to fund major improvements to Presidente Remon and the acquisition of equipment. This financing included
$4 million in unsecured bonds, bearing annual interest at 11%.   The increase
was offset in part by a reduction in financing cost on the First Mortgage Notes, due to the redemption in late 1997 of $2.5 million in principal amount.


(PAGE)
     Depreciation and Amortization

     Depreciation and amortization increased in 1998 by $1,388,000. On a proforma basis, depreciation and amortization increased $453,000 from $3,303,000 in 1997 to $3,756,000 in 1998. The increase was principally attributed to depreciation at Presidente Remon and amortization of El Comandante intangible (as discussed below), net of a reduction in depreciation of assets of El Comandante and V Centenario due to the write-off of the book value of property damaged by Hurricane Georges.

     Impairment Loss on El Comandante Intangible

     On January 1, 1998, upon termination of the lease agreement for El Comandante, ECMC assumed net liabilities of ECOC amounting to $3,658,332. Management made an internal valuation of the tangible assets, which book value approximated its fair value and allocated the entire amount to an intangible asset, to be amortized during the remaining period of the license
thru December 2004.   However, following the provisions of SFAS No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company assessed impairment of its non current assets, which includes El Comandante intangible, based on whether it is probable that the aggregated undiscounted future cash flows from ECMC, as an individual entity, will be less than net book value of ECMC's non current assets. As result of this assessment, the Company recognized an impairment loss of El Comandante intangible equivalent to its net book value as of December 31, 1998 of $3,135,713.

     Other Expenses

     Other expenses increased by $21,157,000 in 1998. On a proforma basis, other expenses increased $4,059,000 (17%) from $23,558,000 in 1997 to $27,617,000 in 1998. The net increase was principally attributed to a combination of factors such as:

      (i) Expenses of the Panama operation which commenced in 1998.

     (ii) Payroll costs of employees of EEC, the wholly-owned subsidiary of the Company, which effective January 1, 1998, assumed responsibility for the management of all race tracks.

     (iii) Decrease in Autotote wagering services, which cost is based on wagering levels, caused by Hurricane Georges,???


PROVISION FOR INCOME TAXES

     The provision for income tax is primarily related to Puerto Rico income taxes on the Company's income from Puerto Rico sources related to its interest in El Comandante, without taking into account losses of Galapagos and Equus-Panama. The deferred income taxes are related to the difference between the tax basis of the Company's investment in HDA and the amount shown in its financial statements. For the year ended December 31, 1997, approximately $463,000 of the deferred income tax provision relates to the
(PAGE)
reversal of the tax benefit record by the Company in prior years for operating losses attributable to its remaining 50% interest in the Television Stations, which was sold in January 1997.


MINORITY INTEREST

     The Company's minority interest is principally attributed to the income and losses allocable to the minority partners of Galapagos and, effective October 1998, Equus-Panama. Because accumulated losses of Galapagos allocable to minority partners had exceeded their investment, the Company recognized an additional $465,879 and $308,971, in losses of Galapagos for 1998 and 1997, respectively. For 1999, (i) if and while Galapagos continues generating losses, no minority interest in Galapagos' net losses will be recognized by the Company, and (ii) if Galapagos generates profits, no minority interest in Galapagos' net income will be recognized by the Company, up to $774,850.


EXTRAORDINARY ITEM

     The extraordinary items are related to the early redemption and the purchase in the open market of First Mortgagee Notes. For 1998, the Company recognized as income (i) a $1 million discount on the $7.5 million in First Mortgage Notes purchased in the open market in December 1998, net of (ii) the $300,000 premium that was paid in connection with the redemption of $3 million made on January 5, 1999, at 110% of par (premium was accrued at December 31, 1998). For 1997, the Company recognized as expense the $250,000 premium paid on the First Mortgage Notes that were redeemed on September 29, 1997, while the redemption of March 28, 1997, was made at par.

     In connection with these redemptions the Company wrote-off a portion of the note discount and deferred financing costs, which amounts are also included as extraordinary items. On a proforma basis, in 1997, the Company recognized income from the cancellation of certain indebtedness of ECOC to Supra.


CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     In connection with the early adoption by the Company of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", the Company wrote-off the unamortized balance as of January 1, 1998 of organizational and certain other deferred costs for $550,000.


1997 COMPARED TO 1996

REVENUES

     Revenues increased $2,139,000 (9.5%) from $22,444,000 in 1996 to
$24,583,000 in 1997. The increase was principally due to the gain on the sale of the Television Stations net of decreases in other categories of
(PAGE)
revenues.

     Commissions on Wagering

     Commissions on wagering of V Centenario increased $106,000 (2.3%) from $4,619,000 in 1997, when there were 363 race days and an average of 233 agencies on line, to $4,513,000 in 1996, when there were 361 race days and an average of 198 agencies on line. The increase was attributable primarily to the introduction in August 1997 of new wagers with local pool bets on simulcasted races from El Comandante and to more agencies on line during 1997.

     Rental Income

     Rental income earned by HDA was related to the lease of El Comandante to ECOC until it was terminated by HDA effective December 31, 1997. The lease agreement required payment of rent consisting of 25% of ECOC's commissions on wagering. In 1997, rental income decreased by $601,000 (4.2%), when there was commissions on wagering of $54,882,000 on 258 race days, compared to 1996, when there was commissions on wagering of $57,286,000 on 256 race days. The decrease is attributable, at least in part, to additional gaming opportunities that are available to the public, particularly slot machines in new casino hotels and up-graded slot machines in existing casino hotels. In August 1997 ECOC implemented two new wagers, a Pick 3 and Trifecta, which helped to slow the decline in wagering. Due to ECOC's default for unpaid rent and for certain other defaults under the El Comandante Lease, HDA terminated the El Comandante Lease. Effective January 1, 1998 El Comandante is operated by ECMC, a wholly owned subsidiary of HDA.

     Gain from Sale of Television Stations

     HDA sold its interest in the Television Stations in transactions closed in August 1996 (50%) and January 1997 (50%), resulting in gains of $581,000 and $4,669,000, respectively.

     Other Revenues

     Other revenues decreased $1,542,000 from $3,029,000 in 1996 to $1,487,000 in 1997. The net decrease was attributed to a combination of various factors, principally:

     (i) Decrease in revenues from the operation of the Television Stations. HDA sold a 50% interest in the Television Station in August 1996 and, consequently, there were no similar revenues during 1997.

     (ii) Revenues from an economic assistance provided by the Dominican Republic Government in 1997 to improve quality of horse racing from a portion of its tax receipts on wagering for the period from July 1997 to January 1998. There were no similar revenues during 1996.

     (iii) Revenues of the restaurant operation at V Centenario, discontinued in August 1997 and subleased to a third party.


(PAGE)
EXPENSES

     Expenses decreased $1,472,000 (6.9%) from $21,344,000 in 1996 to
$19,872,000 in 1997. The decrease was attributed, in part, to expenses of the operations of the Television Stations that were sold.

     Payment to Horseowners

     Payments to horseowners increased $52,000 (2.3%) from $2,257,000 in 1996 to $2,309,000 in 1997. The decrease was directly related to the increase in wagering, as payments to horseowners are based on a percentage of commissions.
     Financial Expenses

     Financial expenses decreased $313,000 (3.5%) from $9,048,000 in 1996 to $8,735,000 in 1997. Excluding financial expenses in 1996 related to the Television Stations, the decrease was $175,000 and was primarily caused by interest savings attributable to (i) final payments of the Company's loan during 1997 (outstanding balance at December 31, 1996 was $500,000) and (ii) redemption of $3,237,000 of First Mortgage Notes in 1997.

     Depreciation and Amortization

     Depreciation and amortization decreased in 1997 by $281,000 (10.6%) as compared with 1996. Excluding depreciation in 1996 related to the Television Stations, the change was not significant.

     Other Expenses

     Other expenses decreased $930,000 (12.6%) from $7,390,000 in 1996 to $6,460,000 in 1997. The net decrease was principally attributed to a combination of factors such as:

      (i) Reduction in expenses of the operations of the Television Stations that were sold (no expenses in 1997).

     (ii) Increase in certain operating expenses, such as HDA's assumption, effective January 1997, of the obligation to pay the annual fee of $250,000 for El Comandante racing license, which was paid by ECOC through 1996.

     (iii) Increase in general and administrative expenses, principally attributed to $320,000 in non recurring costs incurred by HDA for the cancellation of certain ECOC obligations to Supra aggregating $2,290,000; the cancellation was done in connection with HDA's redemption in August 1997 of Supra's 17% interest in HDA. The cancellation relieved HDA of its guarantee of approximately $1.6 million of the $2,290,000 obligation which would have become due upon termination of the lease of El Comandante. There was also an increase in costs and expenses reimbursed by the Company to EMC, its managing general partner, for services rendered by EMC's executives to the Company.

     (iv) Increase in expenditures for advertising and television in Dominican Republic, primarily related to the expansion of OTB agencies outside the Santo Domingo metropolitan area where television coverage of the
(PAGE)
races commenced July 1997.

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

     The minority interest in 1996 was based on 18% of HDA's net income
reduced by 45% of Galapagos' net losses.   For 1997, the bases for
recognition of minority interest changed as follows: (i) following redemption of Supra's 17% interest in HDA in August 1997, minority interest in HDA was based on 1% of HDA's net income and (ii) because accumulated losses of Galapagos allocable to minority stockholders exceeded their investment, minority interest in Galapagos' net losses was reduced by $308,971.


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


LIQUIDITY AND CAPITAL RESOURCES

Overview

     The principal source of cash of Equus Gaming Company L.P. (the "Company" or, when referred to the individual entity, "Equus") has been distributions related to its ownership interest in HDA, the owner and operator (through its wholly owned subsidiary, ECMC), of El Comandante race track in Puerto Rico. Due to certain restrictions under HDA's indenture for the issuance of its 11.75% First Mortgage Notes due 2003 (the "Indenture"), cash held by HDA and/or ECMC is not readily available to Equus. Therefore, capital resources and liquidity of Equus are discussed separately, excluding the cash flows and operations of HDA (including ECMC) and its subsidiaries. A separate discussion of the capital resources and liquidity of HDA (including ECMC) is also presented.


(PAGE)
     Because the liquidity and capital resources discussion is not presented on a consolidated basis, some of the discussion relates to transactions that are eliminated in the Company's consolidated financial statements.


Liquidity and Capital Resources of Equus

     Cash of Equus at December 31, 1998 was approximately at the same level as December 31, 1997. Equus's liquidity mainly depends on (i) cash distributions from HDA and (ii) cash flow from operations, attributable to agreements that Equus has (through its wholly-owned subsidiary, EEC) to provide management services and technical assistance in the operation of the race tracks in Puerto Rico, Dominican Republic, Panama, and, effective 1999, Colombia.

     During 1998, Equus invested $950,000 in Los Comuneros in Colombia.
These funds were obtained from a $200,000 short term loan from an affiliate, which was repaid in March 1999, and advances received from HDA against future cash distributions, based on income generated during the fourth quarter. HDA's distributions to partners, including Equus, are based on a percentage of HDA's consolidated book income (calculated on a cumulative basis since January 1, 1994).

     On December 16, 1998, Equus commenced an offer to accredited investors to purchase up to 4,000,000 Units representing an assignment of beneficial ownership of Class A limited partnership interest ("Units") in Equus at a cash price of $1.02 per Unit. The cash price per Unit was determined by arriving at the average closing price on the Nasdaq SmallCap Market for Units for the 20 trading days on which trades occurred preceding the date of the offer and substracting 25% to take into account that the offered units will not be registered under the Securities Act or the securities laws of any state and may not be publicly traded for one year and thereafter only in accordance with Rule 144 promulgated under the Securities Act. On March 19, 1999, The Wilson Family Limited Partnership, a major unitholder Equus, purchased $2,911,764 units for $2,970,000 pursuant to the terms of this offer. Equus intends to keep the offering open until April 1999.

     Proceeds from the private offering will be used in 1999 to purchase HDA's 37.5% interest in Equus-Panama (including receivable) and HDA's 55% interest in Galapagos (including receivable), for approximately $1.85 million and to finance additional investments in Los Comuneros of approximately $1 million.

     Purchase of HDA's Subsidiaries. Galapagos and Equus-Panama will require additional investments for their operations in the form of working capital loans. Equus-Panama will also need funds for the development of a television network in Panama. The Indenture limits the amount HDA can invest in these subsidiaries, as well as the amounts the subsidiaries can borrow. In order to provide the additional funding needed, the Board of Directors of the Company approved the sale of Galapagos and Equus-Panama to Equus. The purchase price for the Panama stock was based on the price established by the underwriters in Panama for the issuance of common stock to Panamanian investors. The purchase price for the Galapagos stock was based on its book
(PAGE)
value. In both cases, the Board determined that the purchase price was not less than the fair market value of the equity interests. In consideration for this sale, Equus also relieved HDA of any future obligation to fund or guarantee debt of these subsidiaries, which is also limited under the Indenture.

     Equus closed this transaction in March 1999, providing $1.85 million in
cash to HDA to augment future liquidity in HDA.   However, Equus has agreed
to indemnify and hold harmless HDA of any obligations that may arise under the Indenture as a result of the sale of the Galapagos stock if, as expected, HDA does not meet the Minimum Coverage Ratio, as defined within the terms of the Indenture, and such failure results in an Event of Default. Equus' undertaking of this indemnification is for the benefit of HDA only and does not create any rights, direct or indirect, on behalf of any third party and is limited to rescission of this sale at Equus' option or encumbrance of the Galapagos stock for the benefit of HDA's noteholders.
     Investment in Colombia. In October 1998, Equus acquired a 50% interest in Equus Comuneros, S.A. ("SECSA"), the owner and operator of Los Comuneros
race track in Medellin, Colombia.   The acquisition of Los Comuneros provides
Equus with an opportunity to develop Colombia's racing industry consistent with Management's strategy of expansion in the region.

     Investment in Ecuador. Equus has signed a letter of intent with the owner of a racetrack in Guayaquil, Ecuador for the management of this facility and the development of an OTB network system throughout the country. Management is still evaluating this potential new venture to determine whether to proceed.

Liquidity and Capital Resources of HDA and ECMC

     Cash and cash equivalents of HDA and ECMC, increased by $5,719,430 during 1998 to $6,092,821 at December 31, 1998. HDA's principal uses of cash during the year ended December 31, 1998, attributable to financing and investing activities were as follows:

     (i) Capital improvements to El Comandante race track of $5,190,000, incurred as a result of damage caused by Hurricane Georges in September 1998.

     (ii) Payments of notes payable to Supra in the principal amount of $260,000, in connection with the redemption of its 17% interest in HDA in August 1997, repayment of a $1 million loan obtained in 1997, and payment of $670,000 on capital leases for equipment used in El Comandante operations.

     (iii) Repurchase of Warrants issued by HDA Management Corporation ("HDAMC") for $756,000, including transaction costs. In connection with the issuance of First Mortgage Notes, HDAMC issued Warrants to purchase 68,000 shares of Class A Common Stock of HDAMC under a Warrant Agreement.
Following the public distribution of Units of Equus in 1995, the Warrants became exercisable to purchase an aggregate of 1,205,232 units of Equus, currently owned by HDAMC. Under the Warrant Agreement, the Company was not a "qualified public company" and therefore HDA, as guarantor of the obligation, made the offer to purchase of the outstanding Warrants for cash, at a repurchase price of $15.49 per Warrant. The repurchase offer expired on
(PAGE)
December 15, 1998 when 48,127 Warrants were tendered for a total purchase price of $745,487.

     (iv) Purchase in the open market of First Mortgage Notes in the principal amount of $7.5 million, at a $1 million discount.

     (v) Advances to Equus in the amount of $800,000 against future cash distributions based on income generated by HDA, on a consolidated basis,
during fourth quarter.   Technically, these advances were not in conformity
with the terms of the Indenture. In 1999, HDA declared a distribution to cure the previous default.

     In addition to cash provided by operations, the financing and investing activities of HDA and ECMC were principally funded from insurance proceeds received for damage caused by Hurricane Georges to El Comandante and advances drawn under a $2.5 million line of credit that is due in January 2000.

     For 1999, the projected principal uses of cash for financing and investing activities of HDA and ECMC, are:

     (i) Capital improvements to continue the reconstruction of El Comandante race track from damage caused by Hurricane Georges of approximately $5 million.

     (ii) Principal payments on capital leases of $625,000 for El Comandante operations.

     (iii) Redemption of First Mortgage Notes in the principal amount of $3 million at 110% of par, which payment was made on January 5, 1999.

     (iv)  Cash distributions to partners, including Equus.

     In addition to cash available at the beginning of the year and cash flows provided by operations, HDA and ECMC expect to obtain funds for its financing and investing transactions principally from additional draws under its $2.5 million line of credit (amount available for 1999 is $650,000) and the sale to Equus of HDA's interest in Equus-Panama (including receivable) and Galapagos for approximately $1.85 million, as explained before.

     Long-Term Commitments. In addition to capital leases, long-term cash commitments of HDA and ECMC are certain charitable contributions and repayment of First Mortgage Notes.

     In connection with the termination of the lease agreement of El Comandante effective January 1, 1998, HDA assumed commitments to make contributions to certain charitable and educational institutions. Amounts due under these commitments are: $100,000 in 1999, $150,000 in 2000 and $200,000 in 2001. Management expects to satisfy these obligations.

     HDA's First Mortgage Notes bear interest at 11.75%, payable semiannually on June 15 and December 15, and are secured by El Comandante assets. The First Mortgage Notes are redeemable, at the option of HDA, at redemption prices (expressed as percentages of principal amount): if redeemed during
(PAGE)
the 12-month period beginning December 15 of years 1998 at 104.125%, 1999 at 102.75%, 2000 at 101.5%, and 2001 and thereafter at 100% of principal amount, in each case together with accrued and unpaid interest. The stated maturity dates of First Mortgage Notes, as reduced by prior redemptions and the $7.5 million in notes purchased in the open market, are as follows: $6,263,000 in 2001 (reduced by $3 million of First Mortgage Notes redeemed in January
1999), $10,200,000 in 2002 and $40,800,000 in 2003, at maturity.  Management expects to refinance this obligation in 2002.

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


Year 2000 Computer Issue

     What is Year 2000. The Year 2000 ("Y2K") issue is the result of many computer systems and applications and other electronically controlled systems and equipment using two-digit fields rather than four to designate a year.
As the century date occurs, date sensitive systems with this deficiency may recognize the year 2000 as year 1900 or not at all. This inability to recognize or properly treat the year 2000 can cause the system to process critical financial information and operations information incorrectly, disrupting the normal business activities of companies.

     The Company has assessed and continues to assess the impact of the Y2K issue on its reporting systems and operations. The Company plans to complete the Y2K project approximately by September 30, 1999.

     State of Readiness. The systems and applications that can affect the Company's operations due to Y2K issue are its financial reporting systems and the wagering system. The administrative applications (word processing, spreadsheet) and software financial applications utilized by the Company have been certified by the various publishers to be Y2K compliant.

     The hardware component of the Company's financial systems consists of industry standard PC operating systems, servers, desktop computers and networking hardware. The systems have been evaluated and the Company has determined that some of its subsidiaries will be required to modify or replace significant portions of its hardware and software so that its computer systems will properly utilize dates beyond December 31, 1999.

     Third Party Impact on Operations. The Company utilized software and related computer technologies essential to the wagering operations and the
(PAGE)
off-tack betting system of its race tracks, which is provided by an outside firm. The Company presently relies in the representations made by this firm which believes that with modifications to existing software and conversions to new software, the Y2K issue can be mitigated. The Company also utilized certain telecommunication systems for the transmission of data between the race tracks and its off-track betting agencies. The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties failure to
remediate their own Y2K issue.   However, if such modifications and
conversions are not made, or are not completely timely, the Y2K issue will have a material impact on the operations and the financial condition of the Company and its subsidiaries as the race tracks would not be able to process wagering, resulting in loss of revenues.

     Costs to Achieve Y2K Compliance. During 1998, costs incurred by the Company in mitigating the Y2K issue have been nominal. The Company has estimated total remaining cost of the Y2K project in less than $100,000 for acquisition of equipment and systems upgrades. These costs are being funded through operating cash flows at each race track, mostly attributable to the acquisition of equipment, which will be capitalized. The costs of theprojectand the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors.

     Risks of Y2K Issue. The failure of the Company's financial systems and accounting operations will affect the Company's reporting functions. However, these functions are not considered detrimental to the Company's operations. The failure of the wagering computer system and software, provided by an outside firm, will not allow the race tracks to process wagering or take bets through its off-track betting system, resulting in the lost of revenues. This risk would seriously affect the financial condition of the Company.

     Contingency Plans. The Company is evaluating various alternative scenarios in order to complete a contingent operational work plan to continue business operations beyond 1999. Said plan will attempt to achieve, mainly, the continuance of the wagering operations of the race tracks. The contingent plan is expected to be completed by September 30, 1999.

Forward-Looking Statement

     Certain matters discussed and statements made within this Form 10-K are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it
can give no assurance that its expectations will be attained.   These risks

(PAGE)
are detailed from time to time in the Company's filing within the Securities and Exchange Commission or other public statements.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS














































(PAGE)
To the partners of
Equus Gaming Company L.P.:


     We have audited the accompanying consolidated balance sheets of Equus Gaming Company L.P. (a Virginia limited partnership) (the Company) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income (loss), comprehensive income (loss), changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1997 balance sheet of Galapagos S.A. which reflects total assets of 4%, nor the statement, of net income (loss) for the years ended December 31, 1997 and 1996 which reflect total revenues of 23% in each period of the consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this entity, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Equus Gaming Company L.P. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

     As explained in Note 1 to consolidated financial statements, effective January 1, 1998, the Company changed its method of accounting for organizational and start-up costs in accordance with SOP 98-5, "Reporting of the Costs of Start-Up Activities". As a result, the Company wrote-off the unamortized balance of deferred organizational costs of approximately $550,000.



Arthur Andersen LLP
March 31, 1999
San Juan, Puerto Rico



(PAGE)                     EQUUS GAMING COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                       FOR THE YEARS ENDED DECEMBER 31,

                                          1998          1997         1996
                                       -----------  -----------   -----------
REVENUES:
  Commissions on wagering              $52,528,562  $ 4,618,720   $ 4,513,252
  Net revenues from lottery services       656,145       87,659          -
  Income from business interruption     10,832,370         -             -
  Gain from involuntary conversion       2,024,159         -             -
  Rental income from El Comandante
     Race Track                               -      13,720,424    14,321,401
  Gain from sale of Television Stations       -       4,669,400       581,120
  Other revenues                         2,931,330    1,486,726     3,028,509
                                       -----------  -----------   -----------
                                        68,972,566   24,582,929    22,444,282
                                       -----------  -----------   -----------
EXPENSES:
  Payments to horseowners               25,996,556    2,309,360     2,256,626
  Salaries,wages and employee benefits  11,910,549    1,099,607     1,319,979
  Operating expenses                     9,608,268    2,586,041     3,846,329
  General and administrative             2,748,753    2,113,316     1,725,375
  Marketing, television and satellite
    costs                                3,349,619      660,808       498,690
  Financial expenses                     9,109,311    8,734,826     9,048,140
  Depreciation and amortization          3,756,052    2,368,041     2,649,474
  Impairment Loss on El Comandante
    intangible                           3,135,713         -             -
                                       -----------  -----------   -----------
                                        69,614,821   19,871,999    21,344,613
                                       -----------  -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES,
   MINORITY INTEREST, EXTRAORDINARY
   ITEM AND CUMULATIVE EFFECT             (642,255)   4,710,930     1,099,669

PROVISION FOR INCOME TAXES               1,109,611    1,028,145       400,023
                                       -----------  -----------   -----------
INCOME (LOSS) BEFORE MINORITY
   INTEREST, EXTRAORDINARY ITEM AND
   CUMULATIVE EFFECT                   (1,751,866)    3,682,785       699,646

MINORITY INTEREST IN INCOME (LOSS)       (227,720)      878,033     (127,577)
                                       -----------  -----------   -----------
INCOME (LOSS) BEFORE EXTRAORDINARY
   ITEM AND CUMULATIVE EFFECT          (1,524,146)    2,804,752       827,223

EXTRAORDINARY ITEM, net-(Premium)
   discount on early redemption of
  First Mortgage Notes and write-off
  of related deferred financing costs
  and note discount                        167,051     (326,013)         -


(PAGE)
CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE, net              (402,927)        -             -
                                       ------------ -----------   -----------
NET INCOME (LOSS)                      $(1,760,022) $ 2,478,739   $   827,223
                                       ============ ===========   ===========

                                  (continues)














































(PAGE)                     EQUUS GAMING COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                       FOR THE YEARS ENDED DECEMBER 31,


                                  (continued)



                                          1998          1997         1996
                                       -----------  -----------   ----------

ALLOCATION OF NET INCOME (LOSS):
   General Partners                    $   (17,600)  $   24,787   $    8,272
   Limited Partners                     (1,742,422)   2,453,952      818,951
                                       ------------  ----------   -----------
                                       $(1,760,022)  $2,478,739   $  827,223
                                       ===========   ==========   ===========

BASIC AND DILUTED PER UNIT AMOUNTS:
   Income (loss) before
      extraordinary item and
      cumulative effect of change
      in accounting principle, net     $     (0.24)  $     0.45   $     0.13

   Extraordinary item, net                    0.02        (0.06)          -

   Cumulative effect of change in
      accounting principle, net              (0.06)        -              -
                                       -----------   ----------   -----------
   Net income (loss)                   $     (0.28)  $     0.39   $     0.13
                                       ===========   ==========   ===========

WEIGHTED AVERAGE UNITS OUTSTANDING       6,342,606    6,333,617    6,333,617
                                        ==========   ==========   ===========

















                  The accompanying notes are an integral part
                       of these consolidated statements.
(PAGE)                     EQUUS GAMING COMPANY L.P.
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                       FOR THE YEARS ENDED DECEMBER 31,





                                           1998         1997         1996
                                       -----------   ----------  ---------
Net income (loss)                      $(1,760,022)  $2,478,739   $827,223

Other comprehensive income (loss):

Currency translation adjustments            80,043     (56,447)    (33,630)
                                       -----------  ----------    --------
Comprehensive income (loss)            $(1,679,979)  $2,422,292   $793,593
                                       ============ ===========   ========


































                  The accompanying notes are an integral part
                       of these consolidated statements.
(PAGE)
                           EQUUS GAMING COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS



                                    ASSETS

                                                         December 31,
                                                 ---------------------------
                                                    1998           1997
                                                 -----------    ------------

CASH AND CASH EQUIVALENTS:
   Unrestricted                                  $ 6,462,992    $   507,656
   Restricted                                        174,275          -
                                                 -----------    -----------
                                                   6,637,267        507,656
                                                 -----------    -----------

PROPERTY AND EQUIPMENT:
   Land                                            7,128,858      7,128,858
   Buildings and improvements                     44,615,936     48,855,905
   Equipment                                      10,924,669      3,346,834
                                                 -----------    ------------
                                                  62,669,463     59,331,597
   Less - accumulated depreciation               (15,199,341)   (14,275,812)
                                                 -----------    ------------
                                                  47,470,122     45,055,785
                                                 -----------    ------------

DEFERRED COSTS, net:
   Financing                                       3,075,706      3,565,586
   Costs of Panama contract                        2,090,000      2,356,292
   Organizational and other costs                    209,852        986,227
                                                 ------------   -----------
                                                   5,375,558      6,908,105
                                                 ------------   -----------

OTHER ASSETS:
   Accounts receivable, net                        1,160,468        480,483
   Receivable from El Comandante
      Operating Company, Inc. ("ECOC")                   -        3,106,497
   Notes receivable                                1,708,211           -
   Investment in Equus Comuneros S.A.("SECSA")       950,000           -
   Prepayments and other assets                      737,580        128,833
                                                 -----------    ------------
                                                   4,556,259      3,715,813
                                                 -----------    ------------
                                                 $64,039,206    $56,187,359
                                                 ===========    ============

                                 (continues)

(PAGE)                     EQUUS GAMING COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS

                                  (continued)

                       LIABILITIES AND PARTNERS' DEFICIT



                                                         December 31,
                                                 ---------------------------
                                                     1998           1997
                                                 -----------    ------------


FIRST MORTGAGE NOTES:
  Principal, net of note discount of
    $1,068,540 and $1,398,887                    $56,194,460    $63,364,113
  Accrued interest                                   317,069        317,069
                                                 -----------    -----------
                                                  56,511,529     63,681,182
                                                 -----------    -----------

OTHER LIABILITIES:
  Accounts payable and accrued liabilities         8,088,343      1,503,574
  Outstanding winning tickets and refunds            519,484         68,857
  Notes payable                                    2,841,797      1,260,000
  Bonds payable                                    4,000,000          -
  Capital lease obligations                        2,249,076        615,697
                                                 -----------    -----------
                                                  17,698,700      3,448,128
                                                 -----------    -----------

DEFERRED INCOME TAXES                              2,628,539      1,068,594
                                                 -----------    -----------

MINORITY INTEREST                                  1,266,849         82,631
                                                 -----------    -----------
COMMITMENTS AND CONTINGENCIES, see Note 6

PARTNERS' DEFICIT:
  General Partners                                  (745,444)      (728,644)
  Limited Partners - 10,383,617 units
     authorized; 5,398,060 and 6,333,617
     units issued and outstanding in 1998
     and 1997, respectively                      (13,320,967)   (11,364,532)
                                                 -----------    -----------
                                                 (14,066,411)   (12,093,176)
                                                 -----------    ------------
                                                 $64,039,206    $56,187,359
                                                 ===========    ============

                  The accompanying notes are an integral part
                     of these consolidated balance sheets.
(PAGE)                   EQUUS GAMING COMPANY L.P.
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                  FOR EACH OF THE THREE YEARS IN THE PERIOD
                            ENDED DECEMBER 31, 1998




                                       General       Limited
                                       Partners      Partners         Total
                                      -----------  ------------    ------------

BALANCES, December 31, 1995           $  (760,803)  $(11,027,009)  $(11,787,812)

  Net income for the year                   8,272        818,951        827,223

  Currency translation adjustments           (336)       (33,294)       (33,630)

  Cash distributions to minority
    partners of HDA                         -           (194,760)      (194,760)

                                      -----------   ------------   ------------
BALANCES, December 31, 1996              (752,867)   (10,436,112)   (11,188,979)

   Net income for the year                 24,787      2,453,952      2,478,739

   Currency translation adjustments          (564)       (55,883)       (56,447)

   Cash distributions to minority
     partners of HDA                        -           (544,139)      (544,139)

   Redemption of 17% minority
     interest in HDA                        -         (2,782,350)    (2,782,350)
                                      -----------   ------------   ------------
BALANCES, December 31, 1997              (728,644)   (11,364,532)   (12,093,176)

   Net loss for the year                  (17,600)    (1,742,422)    (1,760,022)

   Currency translation adjustments           800         79,243         80,043

   Difference between carrying amount
     of investment in Equus-Panama and
     net book value after public offering    -           463,130        463,130

   Purchase of HDAMC Warrants                -          (756,386)      (756,386)
                                      -----------  -------------   ------------
BALANCES, December 31, 1998           $  (745,444)  $(13,320,967)  $(14,066,411)
                                      ===========  =============   ============




                  The accompanying notes are an integral part
                        of this consolidated statement.
(PAGE)                     EQUUS GAMING COMPANY L.P.
    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
                                          1998          1997          1996
                                       ------------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    $ (1,760,022) $ 2,478,739  $   827,223
                                        -----------  -----------  -----------
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities-
      Gain from involuntary conversion   (2,024,159)      -             -
      Gain from sale of Television
        Stations                              -       (4,669,400)    (581,120)
      Equity in earnings                      -           -           (55,533)
      Depreciation                        2,959,248    2,322,732    2,508,116
      Amortization                        1,490,783      762,423      853,035
      Impairment loss on El Comandante
        intangible                        3,135,713        -            -
      Extraordinary item                   (273,854)     459,173        -
      Cumulative effect of change in
       accounting principle                 549,996        -            -
      Forgiveness of interest                 -            -         (173,754)
      Deferred income tax provision       1,145,945      893,403      136,860
      Currency translation adjustments       80,043      (56,447)     (33,630)
      Difference in investment in Equus-
         Panama after public offering       463,130        -            -
      Minority interest                    (304,320)     878,033     (127,577)
      Decrease (increase) in assets-
        Accounts receivable                (141,976)       -            -
        Rent receivable from ECOC             -         (654,307)  (1,188,067)
        Prepayments and other assets       (161,735)     263,128     (532,904)
      Increase (decrease) in liabilities-
        Accounts payable and accrued
          liabilities                     1,883,130   (1,248,027)   1,175,715
        Outstanding winning tickets
          and refunds                      (546,129)       -
                                        -----------  -----------  -----------
           Total adjustments              8,255,815   (1,049,289)   1,981,141
                                        -----------  -----------  -----------
        Net cash provided by
          operating activities            6,495,793    1,429,450    2,808,364
                                        -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                  (10,218,529)  (1,422,626)    (554,214)
  Collections of note from ECOC               -          326,661      207,594
  Property damage insurance proceeds     11,595,850       -             -
  Effect of deconsolidation of S&E            -           -          (129,948)
  Acquisition of ECOC cash accounts upon
    termination of lease agreement        1,061,239       -             -
  Increase in notes receivable, net      (1,271,966)      -             -
  Sales of Television Stations -
     Proceeds                                 -        7,000,000    4,000,000
     Costs                                    -         (505,357)    (418,950)
  Cost of Panama contract                     -       (2,356,292)       -
(PAGE)
  Investment in SECSA                     (950,000)        -            -
                                        -----------  -----------  -----------
  Net cash provided by investing           216,594     3,042,386    3,104,482
          activities                    -----------  -----------  -----------

















































(PAGE)                     EQUUS GAMING COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31,
                                  (continued)



                                           1998          1997        1996
                                        -----------  ------------ -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of First Mortgage Notes    $(6,500,000)  $(3,487,000) $    -
  Contributions from minority
     partners to subsidiaries             1,993,410        32,758       -
  Loan from (payments to) affiliate         200,000      (415,883)    204,254
  Bonds issuance                          4,000,000         -           -
  Loans from financial institutions       4,229,920     1,258,079     448,418
  Issuance of notes payable to Supra          -           260,000       -
  Payments on notes payable and
     capital lease obligations           (3,372,946)     (714,213) (2,417,517)
  Payments of deferred costs               (376,774)     (307,527)   (499,504)
  Redemption of 17% minority interest
     in HDA                                   -        (4,314,284)      -
  Purchase of HDAMC Warrants               (756,386)       -            -
  Cash distributions to minority
     partners of HDA                          -          (544,139)   (194,760)
                                        -----------   -----------  ----------
       Net cash  used in
          financing activities             (582,776)   (8,232,209) (2,459,109)
                                        -----------  -----------   ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        6,129,611    (3,760,373)  3,453,737

CASH AND CASH EQUIVALENTS,
  beginning of year                         507,656     4,268,029     814,292
                                        -----------   ----------- -----------
CASH AND CASH EQUIVALENTS, end of year   $6,637,267   $   507,656 $ 4,268,029
                                        ===========   =========== ===========
SUPPLEMENTAL INFORMATION:
  Interest paid                         $ 8,266,411   $ 7,992,439 $ 8,269,562
  Income taxes paid                           -           262,500     194,310

NONCASH TRANSACTIONS:
  Equipment acquired through capital
    leases                                  643,050         -          -
  Acquisition of ECOC's non cash
    accounts upon termination of              -
    lease agreement                       4,719,571         -          -





                  The accompanying notes are an integral part
                       of these consolidated statements.
(PAGE)                   EQUUS GAMING COMPANY L.P.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

     Equus Gaming Company L.P. (the "Company"), a Virginia limited partnership, is engaged in thoroughbred racing, wagering and other gaming
businesses in Latin America and the Caribbean.    Through its wholly-owned
Puerto Rico subsidiary, Equus Entertainment Corporation ("EEC"), the Company provides management services to four race tracks in which it has an interest.

     The Company has a 99% interest in Housing Development Associates S.E. ("HDA"), the owner of El Comandante Race Track ("El Comandante"), the only licensed thoroughbred racing facility in Puerto Rico. El Comandante was leased to El Comandante Operating Company, Inc. ("ECOC") until December 31, 1997 when the lease agreement was terminated by HDA (see Note 2). El Comandante is now operated by a wholly-owned subsidiary of HDA, El Comandante Management Company, LLC ("ECMC").

     The Company has a 55% interest in Galapagos, S.A. ("Galapagos"), the operator since April 1995 of the V Centenario Race Track in the Dominican Republic ("V Centenario") and a 51% interest in Equus Entertainment de Panama, S.A. ("Equus-Panama"), the operator since January 1, 1998 of the Presidente Remon Race Track in the Republic of Panama ("Presidente Remon"). Both race tracks are government-owned and operated by the Company's subsidiaries under long-term contracts. Also during 1998 the Company acquired an interest in Equus Comuneros S.A. ("SECSA"), the owner and operator of Los Comuneros Race Track in Medellin, Colombia ("Los Comuneros").

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

     The Company has minority partners in HDA, Galapagos and Equus-Panama. Therefore, the Company records minority interest based on the income and (losses) of these consolidated subsidiaries that are attributable to the minority partners, as follows:
                                 For the Year Ended December 31,
                              --------------------------------------------
Subsidiary                       1998             1997            1996
-----------------             ------------    ------------    ------------
     HDA                      $    19,940     $1,063,960      $  487,046
     Galapagos                      -           (185,927)       (614,623)
     Equus-Panama                (324,260)         -               -
                              ------------    ------------    -------------
                              $  (304,320)    $  878,033      $ (127,577)
                              ============    ============    =============
(PAGE)
      In general, the minority interest is calculated based on the ownership interest of the minority partners. HDA's minority partners had an 18% interest until August 20, 1997, when HDA redeemed the 17% interest owned by
Supra & Company S.E. ("Supra").   Following the redemption, HDA has a
minority partner owning a 1% interest.   Galapagos' minority partners own a
45% interest.   However, during the years ended December 31, 1998 and 1997, the Company did not recognize minority interest in Galapagos' losses amounting to $465,879 and $308,971, respectively, because the minority partners have no legal obligation to fund such losses in excess of their investment. Equus-Panama minority partners own a 49% interest effective October 22, 1998 after the issuance of new stock pursuant to a public offering in Panama for approximately $2 million.

     Outstanding Units, Warrants and Options

     The units of the Company represent an assignment of beneficial ownership of Class A limited partnership interest (the "Units"). On December 15, 1998, the Company acquired in treasury 935,557 of its Units in connection with the repurchase of Warrants issued by HDA Management Corporation ("HDAMC") (see
Note 8). In December 1998, the Company commenced an offer to accredited investors to purchase up to four million Units at a cash price of $1.02 per Unit. On March 19, 1999, The Wilson Family Limited Partnership, a major unitholder of the Company, purchased 2,911,764 Units for $2,970,000 pursuant to the terms of this offer. The Company expects to keep the offer open until April, 1999.

     Net income (loss) per Unit is calculated based on the weighted average of Units outstanding. The only dilutive security that the Company has are certain warrants issued to an investment banking firm by Interstate General Company L.P. ("IGC"), which entitle the holder to acquire up to 50,000 units. However, these warrants do not have a material dilutive effect on the calculation of earnings per Unit.

     Pervasiveness of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Comprehensive Income

     The Company adopted the Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"), which requires companies to report all nonowner changes in equity during a period in a financial statement for the period in which they are recognized. Net losses from changes in exchange rates due to the translation of assets and liabilities of Galapagos and from unsettled long term intercompany transactions among Galapagos and the Company and its subsidiaries are the only components of other comprehensive income the Company is required to
(PAGE)
report. Prior years have been restated to conform to the SFAS No. 130 requirements.

     Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 will require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for
fiscal years beginning after June 15, 1999.   Management believes the impact
of adopting this statement will not have a material impact upon the Company's results of operations or financial position.

     Commissions on Wagering

     Commissions on wagering represent income earned by the Company on bets placed on thoroughbred horse races held at El Comandante (Puerto Rico), V Centenario (Dominican Republic) and Presidente Remon (Panama), principally through wagering facilities located at independently owned off track betting ("OTB") agencies throughout these countries. Commissions are based on percentages of wagers established by law and vary for the different types of wagers. Commissions are presented in the accompanying consolidated financial statements net of applicable taxes on wagers, amounts payable to winning bettors, commissions to OTB agencies and other miscellaneous deductions established by law.

     Advertising Expenses

     During the years ended December 31, 1998, 1997 and 1996, the Company incurred advertising costs of $917,532, $262,916, and $220,306, respectively.

     Cash and Cash Equivalents

     The Company considers as cash equivalents certificates of deposit with an issuance to maturity term of three months or less. Restricted cash represents accumulated cash in the "Pool Pote" and a bonus amount which is added to the Pick 6 pool payout of predetermined race days. The Pool Pote is
paid out when there is a sole pool winner.   The corresponding payables are
recorded as part of the liability for outstanding winning tickets and refunds.

     Property and Equipment and Depreciation

     Land, buildings and improvements, and equipment are stated at cost plus a step-up of $5,650,000 of El Comandante assets on March 8, 1995 resulting from the issuance of Units of the Company to HDAMC for a 15% interest in HDA. A portion of the step-up was written off in 1998, as a result of damage caused by Hurricane Georges (see Note 5). Depreciation is calculated using the straight-line method over the estimated useful lives of the property:
(PAGE)
five to ten years for equipment, 35 years for buildings, and 10 to 15 years for land improvements. Major replacements and improvements are capitalized and depreciated over their estimated useful lives. Repairs and maintenance are charged to expense when incurred.

     Deferred Costs

     Deferred financing costs are being amortized since December 15, 1993 over the 10 year life of the first mortgage notes, using the interest method. Costs of Panama contract (see Note 3) are amortized over the 20-year period of the Panama license, using the straight line method.

     Organizational and Start-Up Costs

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting of the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs associated with pre-opening and organization activities to be expensed as incurred. The Company made an early adoption of SOP 98-5 effective January 1, 1998 and, accordingly, wrote-off the unamortized balance of organizational and certain other deferred costs of $550,000, This amount is presented in the accompanying consolidated financial statements as a cumulative effect of a change in accounting principle, net of provision for income taxes of $70,469 and minority interest of $76,060.

     Accounts Receivable

     Accounts receivable principally consists of amounts due from OTB agencies taking bets from patrons on thoroughbred races and from the operator of the electronic lottery in the Dominican Republic for services rendered by Galapagos (see Note 4). As of December 31, 1998 and 1997, reserves for doubtful accounts amounted to $484,293 and $93,608, respectively.

     Notes Receivable

     Notes receivable consist of unsecured short term loans to horseowners to purchase horses as a means to improve the quality of racing.

     Currencies

     The Company consolidates its accounts with Galapagos and SECSA whose functional currency are the Dominican Republic peso and the Colombian peso, respectively. The United States dollars ("US$") are also a recording currency in these countries. US$ are exchanged into these foreign currencies ("FC$") and vice versa through commercial banks and/or the central banks.
The Company remeasures the monetary assets and liabilities of the foreign subsidiaries that were recorded in US$ into the FC$ using the exchange rates in effect at the balance sheet date (the "current rate") and all other assets and liabilities and capital accounts, at the historical rates. The Company then translates the financial statements of the foreign subsidiaries from FC$ into US$ using the current rates, for all assets and liabilities, and the average exchange rates prevailing during the year, for revenues and expenses.


(PAGE)
     For the years ended December 31, 1998, 1997 and 1996, net exchange losses resulting from remeasurement of accounts, together with losses from foreign currency transactions, amounted to $190,453, $36,000 and $82,000, respectively, which amounts are included as general and administrative
expenses.   Accumulated net losses from changes in exchange rates due to the translation of assets and liabilities of the foreign subsidiaries are included in partners' deficit and at December 31, 1998 and 1997 amounted to $103,350 (including $35,590 from unsettled intercompany transactions) and $183,400 (including $52,200 from unsettled intercompany transactions), respectively. The exchange rates in Dominican Republic as of December 31, 1998 and 1997 were US$1.00 to FC$15.85 and US$1.00 to FC$14.50, respectively. The average exchange rates in Dominican Republic prevailing during the years ended December 31, 1998, 1997, and 1996, were US$1.00 to FC$15.23, US$1.00 to
FC$14.44, and US$1.00 to FC$13.75, respectively. The exchange rate in Colombia as of December 31, 1998 was US$1.00 to FC$1,500.

     The Company also consolidates its accounts with Equus-Panama whose functional currencies are the Panama balboas and the US$. Because these currencies are of equivalent value, there is no effect attributed to foreign currency transactions of Equus-Panama.

     Reclassification

     Certain amounts presented for 1997 and 1996 in the accompanying consolidated financial statements have been reclassified to conform with the 1998 presentation.


2.  EL COMANDANTE:

     Operating License

     El Comandante is owned by HDA. It is currently operated by HDA's wholly owned subsidiary, ECMC, pursuant to an operating license granted by the Puerto Rico Racing Board, which expires on December 14, 2004. The license provides ECMC the exclusive right to operate a race track in the San Juan Region, which approximates the northern half of Puerto Rico, and to conduct all types of authorized betting, throughout anywhere in Puerto Rico, based on races held at El Comandante. The Company and HDA are primarily responsible to ensure that ECMC complies with all terms and provisions of the license and applicable regulations and orders of the Puerto Rico Racing Board. Upon its expiration in December 2004, there can be no assurance that a new Operating License will be issued. However, ECMC and its predecessors have continuously operated the only thoroughbred racing facility in Puerto Rico since 1957.

     El Comandante's horse racing and pari-mutuel wagering operations are subject to substantial government regulation. Pursuant to the Puerto Rico Horse Racing Industry and Sport Act (the "Racing Act"), the Puerto Rico Racing Board and the Puerto Rico Racing Administrator (the "Racing Administrator") exercise significant regulatory control over El Comandante's racing and wagering operations. For example, the Racing Administrator determines the monthly racing program and approves the number of annual race days in excess of the statutory minimum of 180. The Racing Act also
(PAGE)
apportions payments of the wagering handle and thus the Racing Act could be amended through legislation to reduce the share of monies wagered that would be available as commissions. The Puerto Rico Racing Board consists of three persons appointed to four-year terms by the Governor of Puerto Rico. The Racing Administrator is also appointed by the Governor for a four-year term.

     El Comandante Lease and Intangible

     Until December 31, 1997 HDA leased El Comandante to ECOC under a lease agreement (the "El Comandante Lease") that required payments by ECOC to HDA of rent consisting of 25% of the annual commissions on wagering earned by ECOC. ECOC was required to pay all expenses of El Comandante except for real property taxes (paid by HDA in 1997 and 1996) and the annual operating license fee (paid by HDA in 1997).

     On January 1, 1998, upon termination of the El Comandante lease (i) ECOC transferred to ECMC, at book value, all assets employed in the racing business, (ii) ECMC assumed all agreements of ECOC and its liabilities and
(iii) ECMC commenced operating El Comandante. Net liabilities assumed by ECMC amounted to $3,658,332, including $3.1 million due to HDA at December 31, 1997. Management made an internal valuation of the tangible assets acquired from ECOC and concluded that book value approximated its fair value. Due to the underlying value of the operating license granted by the Puerto Rico Racing Board, ECMC allocated the $3,658,332 to an intangible asset, to be amortized during the remaining period of the license thru December 2004.

       As a result of damage caused by Hurricane Georges to the race track (see Note 5) and considering the delay in obtaining a new contract with the Puerto Rico horseowners association (contract expired in April, 1998, see
Note 6), the Company assessed its investment in ECMC. Following the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company assessed impairment of its non current assets, which included El Comandante intangible, based on whether it is probable that the aggregated undiscounted future cash flows from ECMC, as an individual entity, will be less than net book value of ECMC's non current assets. Accordingly, the Company recognized an impairment loss of El Comandante intangible equivalent to its net book value as of December 31, 1998 of $3,135,713.


3.  RACE TRACK LEASES:

     V Centenario Lease

     Galapagos leases and operates V Centenario in Santo Domingo, Dominican Republic from the Government pursuant to a 10 year agreement ending in April
2005.   The contract may be renewed for additional ten year periods by mutual agreement of the parties. The contract also provides Galapagos with the right to develop off-track betting in the Dominican Republic and the exclusive right to simulcast horse races, into the Dominican Republic. Galapagos pays rent to the Government based on a percentage of the annual wagering on races run at V Centenario ("V Centenario Wagering"), as follows:
 .25% of the first RD$240 million (approximately US$15 million), .5% of the
(PAGE)
next RD$240 million, .75% of the next RD$240 million and 1% over RD$720 million (approximately US$45 million).

     The Government agreed to invest a portion of its tax receipts on wagering to improve horse racing in the Dominican Republic to be distributed between Galapagos and horseowners. Galapagos' share of these tax receipts, which is received as reimbursement for repairs and maintenance of the Government-owned facility at V Centenario, marketing and television costs and certain other items, is based on the following percentages: 75% effective July, 1997, 65% effective July, 1998 and 50% effective July, 1999. Horseowners are entitled to the balance as additional purses. The agreement expires in January, 2000. The assistance provided by the Government is included in other revenues and for the years ended December 31, 1998 and 1997 amounted to $339,782 and $438,169, respectively, excluding amounts paid to horseowners as additional purses.

     Presidente Remon Lease

     Equus-Panama leases and operates Presidente Remon in Panama City, Republic of Panama, from the Government pursuant to a 20 year agreement, ending in December, 2017. The contract also provides Equus-Panama the right to develop off-track betting in Panama and the exclusive right to simulcast horse races from and into Panama and the right to operate up to 500 slot machines at the race track. Upon execution of the contract, Equus-Panama
paid $2.2 million to the Panama Government.   Equus-Panama began simulcasting
races from United States race tracks on January 2, 1998 and live racing commenced on February 14, 1998, after major improvements to the racing strip were made.


4.  LOTTERY:

     Galapagos has a five year contract with a private operator to provide the wagering distribution system for a government-sponsored electronic lottery, which commenced on November 1, 1997. Lottery games are sold at OTB agencies selected by Galapagos and at lottery agencies selected by the operator. Galapagos' commissions are 3% of gross lottery sales. In addition, the lottery operator pays Galapagos a monthly fee for each OTB agency that sells lottery games as reimbursement for a 50% share of telephone line costs. Revenues from lottery sales are presented in the accompanying consolidated financial statements net of fees paid to the company providing wagering services (see Note 6).


5.  INSURANCE SETTLEMENT:

     Hurricane Georges passed through the Caribbean on September 21-23, 1998, inflicting damage to El Comandante in Puerto Rico and V Centenario in Dominican Republic and resulting in the suspension of racing operations for over a month. The race track facilities are insured against physical damage and business interruption. In 1998, the Company reached separate settlements with the insurance carriers and received compensation as follows:

(PAGE)                              El Comandante     V Centenario
Property damage                      $11,028,000       $  567,850
Business interruption                 10,400,000          432,370
                                     -----------       ----------
                                     $21,428,000       $1,000,220
                                     -----------       ----------

     The Dominican Republic Government also received $416,200 to repair the building at V Centenario and will be responsible for any additional costs incurred in the reconstruction. The Company recognized a gain from involuntary conversion of $1,813,633 and $210,526 related to the net effect of the property damage insurance proceeds less the write-off of the book-value of property damaged at El Comandante and V Centenario, respectively.

6.  COMMITMENTS AND CONTINGENCIES:

     Horseowners' Agreements

     The Company has separate agreements with the horseowners association of each country that establishes the amount payable to horseowners as purses in
exchange for the availability of thoroughbred horses for races.   Payments to
horseowners are, in general, based on a percentage of wagering.

     The Presidente Remon contract expires on December 2007. It provides for minimum guaranteed payments to horseowners in 1998 and 1999 of $3.6 million
and $3.9 million, respectively.   The V Centenario contract expires on
December 2005.

     El Comandante contract expired in April 1998. However, the Puerto Rico Racing Board has extended the contract as an interim measure until the Company and the horseowners reach a new agreement. Pursuant to the El Comandante contract, horseowners reimburse ECMC (i) an amount equal to .325% (.00325) of wagering for each race day up to a maximum of $3,461 per race day for wagering services (discussed below) and (ii) $500 per race day for satellite costs.

     Wagering Services Agreements

     The Company has separate agreements with Autotote Systems, Inc. ("Autotote") for providing wagering services, software and equipment to each race track, necessary for the operation of the off-track betting system. Payments under these contracts are summarized as follows:
                                                                Presidente
                             El Comandante      V Centenario    Remon

Expiration date               March, 2005        March, 2005    January, 2008
Cost of services, as a
  percentage of wagering         .65%              0.65% (a)        1%
Minimum amount per year        $800,800          $200,000(b)     $300,000(c)

(a) Galapagos also receives services for the distribution system of the electronic lottery (see Note 4). Fees to Autotote are 2% of gross sales at lottery agencies and 1% of gross sales at OTB agencies.

(PAGE)
(b) For years 1997 and 1996, minimum annual payment was $175,000 and $150,000, respectively.

(c) Based on a minimum monthly payment of $25,000 for 1998, increased each subsequent year, gradually, up to $36,000 in 2007.

     Other Long-Term Agreements

     The Company has also entered in other long-term contracts that are essential for the operations of its race-tracks such as to guarantee television coverage in Puerto Rico. ECMC has an agreement with S&E Network, Inc. that requires the purchase of television time for a minimum of 910 hours at the rate of $725 (effective February 1997) per hour, adjusted annually by CPI, or at the rate of $900 per hour, also subject to CPI adjustments, if television time after 7:00 PM is needed. The contract is non-cancelable by either party during the initial term, which expires on December 2006. The term is automatically extended for successive 5 years periods by request of ECMC. During this extended term, the contract can be canceled by S&E, upon payment of liquidated damages of $2 million plus CPI after January 1997.

     New Ventures

     At December 31, 1998, the Company has invested $950,000 in Los Comuneros. It is expected that the total investment will amount to $2 million.

     In September 1998 the Company signed a memorandum of understanding with the owner of the Buijo Race Track in Guayaquil, Ecuador, for the management of that facility and the development of an off-track betting system. The Company is evaluating this potential new venture to determine whether to proceed.

     Contributions

     In connection with the termination of the lease agreement of El Comandante, ECMC assumed certain commitments made by ECOC to make contributions to several charitable and educational institutions during a four year period ending in 2001. These obligations are included in accounts
payable and, at December 31, 1998 amounted to $450,000.   ECMC expects to
make these contributions as follows: $100,000 in 1999, $150,000 in 2000 and $200,000 in 2001.


7.  FIRST MORTGAGE NOTES:

     On December 15, 1993, pursuant to a private offering, (i) El Comandante Capital Corp. ("ECCC"), a single-purpose wholly owned subsidiary of HDA, issued first mortgage notes in the aggregate principal amount of $68 million (the "First Mortgage Notes") under an indenture (the "Indenture") between ECCC, HDA and Banco Popular de Puerto Rico, as trustee (the "Trustee"), and (ii) HDAMC issued Warrants to purchase 68,000 shares of Class A Common Stock of HDAMC. In March 1995, the Warrants automatically became exercisable to purchase an aggregate of 1,205,232 units of the Company from HDAMC. Upon
(PAGE)
issuance of the Warrants, HDA recorded note discount of $2,040,000 equal to the fair value of the Warrants. Such note discount was being amortized using the interest method over the term of the First Mortgage Notes.

     The First Mortgage Notes mature on December 15, 2003 and bear interest at 11.75% payable semiannually. Payment of the First Mortgage Notes is guaranteed by HDA. The First Mortgage Notes are secured by a first mortgage on El Comandante and by certain other collateral which together encompass a lien on (i) the fee interests of HDA in the land and fixtures comprising El Comandante, (ii) all related equipment, structures, machinery and other property, including intangible property, ancillary to the operations of El Comandante, and (iii) substantially all of the other assets and property of HDA, including the capital stock of ECCC owned by HDA.

     HDA has redeemed First Mortgage Notes in connection with certain transactions, as follows:

                                                Amount
     Transaction              Date             Redeemed       Premium
     ------------             -------         ----------      --------
Sale of Television Station    3/28/97         $  737,000      $   -
Noteholders approval          9/29/97          2,500,000       250,000
Noteholders approval          1/5/99           3,000,000       300,000

     In December 1998, the Company purchased in the open market First Mortgage Notes in the principal amount of $7.5 million, at a $1 millon discount. These notes serve as collateral to a line of credit held with a
financial institution.   The Company intends to hold these First Mortgage
Notes until maturity in cancellation of required partial redemptions in 2000 and 2001, as explained below.

     In connection with the early redemption and the purchase in the open market of First Mortgage Notes, the Company wrote-off a portion of the note discount and deferred financing costs. The net effect is included in the accompanying consolidated statements of income (loss) as extraordinary items, net of provision for income taxes as follows:

                                For the year ended December 31,
                              ------------------------------------
                                 1998         1997         1996
                              ----------    ---------     --------
(Premium) discount            $ 738,000     $(250,000)        -
Write-offs                     (464,146)     (209,173)        -
Provision for income taxes     (106,803)      133,160         -
                              ---------     ---------     --------
                              $ 167,051     $(326,013)        -
                              ---------     ---------     --------

     ECCC is required to partially redeem First Mortgage Notes commencing on December 15, 2000. The stated maturities of the First Mortgage Notes at December 31, 1998, reduced by prior redemptions, are as follows (in thousands):

(PAGE)                                  Gross                       Net
                         Year           Amount        Purchased     Amount
                         ----           -------       -----------   ------
                         1999           $  -          $    -       $   -
                         2000             3,563          3,563         -
                         2001            10,200          3,937       6,263
                         2002            10,200            -        10,200
                         2003            40,800            -        40,800
                                        --------      --------     -------
                                         64,763          7,500      57,263
                    Less note discount   (1,155)          ( 86)     (1,069)
                                        --------      --------     -------
                                        $63,608       $  7,414     $56,194
                                        ========      ========     =======

     The amount due in 2001 was reduced by the $3 million redemption of First Mortgage Notes made on January 5, 1999.

      HDA may also redeem First Mortgage Notes on or after December 15, 1998 at the following redemption prices (expressed as percentages of principal amount): if redeemed during the 12-month period beginning December 15 of years 1998 at 104.125%, 1999 at 102.75%, 2000 at 101.5%, and 2001 and
thereafter at 100% of principal amount, in each case together with accrued and unpaid interest.

     HDA is required to purchase First Mortgage Notes, at face value, to the extent that HDA has accumulated excess cash flow, asset sales with net proceeds in excess of $5 million (to the extent these proceeds are not invested in HDA's racing business within a year), or a total taking or casualty, or in the event of a change of control of HDA.

     The Indenture contains certain covenants, one of which restricts the amount of distributions to HDA's partners, including the Company. These distributions are equal to approximately 48% of HDA's consolidated net income. In connection with certain approval required from noteholders (see
Note 12), HDA agreed to temporarily reduce these distributions by 17%. HDA is permitted to make additional cash distributions to partners and other Restricted Payments, as defined under the Indenture, equal to 44.25% of the excess of HDA's cumulative consolidated net income after December 31, 1993 over the cumulative amount of the 48% Distributions, provided that HDA meets a certain minimum debt coverage ratio. HDA has not met this debt coverage ratio. During the fourth quarter of 1998, HDA made advances to the Company in the amount of $800,000 against future cash distributions based on income generated by HDA, on a consolidated basis, during such quarter. Technically, these advances were not in conformity with the terms of the Indenture. In 1999, HDA declared a distribution to cure the previous default.

     Galapagos and Equus-Panama will require additional investments for their operations in the form of working capital loans. Equus-Panama will also need funds for the development of a television network in Panama. The Indenture limits the amount HDA can invest in these subsidiaries, as well as the amounts the subsidiaries can borrow. In order to provide the additional funding needed, the Board of Directors of the Company approved the sale by HDA to the Company of HDA's investment in Galapagos and Equus-Panama. The
(PAGE)
purchase price for the Equus-Panama stock was based on the price established by the underwriters in Panama for the issuance of common stock to Panamanian investors. The purchase price for the Galapagos stock was based on its book value. In both cases, the Board determined that the purchase price was not less than the fair market value of the equity interests. In consideration for this sale, the Company also relieved HDA of any future obligation to fund or guarantee debt of these subsidiaries, which is also limited under the Indenture. The Company closed this transaction in March 1999, providing
$1.85 million in cash to HDA to augment future liquidity in HDA.   However,
the Company has agreed to indemnify and hold harmless HDA of any obligations that may arise under the Indenture as a result of the sale of the Galapagos stock if, as expected, HDA does not meet the Minimum Coverage Ratio, as defined within the terms of the Indenture, and such failure results in an Event of Default. The Company's undertaking of this indemnification is for the benefit of HDA only and does not create any rights, direct or indirect, on behalf of any third party and is limited to rescission of this sale at the Company's option or encumbrance of the Galapagos stock for the benefit of HDA's noteholders.

8.  HDAMC WARRANTS

     Under the Warrant Agreement, the Company was not a "qualified public company" and therefore HDA, as guarantor of the obligation, made the offer to purchase of 68,000 outstanding Warrants for cash, at a repurchase price of $15.49 per Warrant. The repurchase offer expired on December 15, 1998 when 48,127 Warrants were tendered for a total purchase price of $745,487. This payment, together with transaction costs, was charged to partners equity. Of the remaining Warrants, 15,216 were exercised in exchange for 269,688 Units of the Company and, 4,657 Warrants, neither tendered nor exercised, expired. Therefore, 935,557 of the Units previously held by HDAMC were distributed to the Company and are currently held in treasury.


9.  BONDS AND NOTES PAYABLE AND CAPITAL LEASES:

     The Company's outstanding notes payable consist of the following:

                                                            Balance
                                    Maturity Interest     December 31,
                                                       --------------------
  Borrower      Description          Date      Rate      1998       1997
 -------------  --------------     --------  -------   ---------  ---------
  ECMC           Line of Credit(a)  4/21/99  P+1.0%   $  649,100 $      -
  ECMC           Term Loan (b)      1/05/00  P+0.75%   1,850,000        -
  Equus-Panama   Line of Credit(c)  6/25/99   10.5%      142,697        -
  The Company    Loan (d)              -     P+1.0%      200,000        -
  HDA            Term Loan          1/01/99  P+0.5%         -     1,000,000
  HDA            Due to Supra       4/01/98    8.5%         -       260,000
                                                      ---------- ----------
                                                      $2,841,797 $1,260,000
                                                      ==========  =========


(PAGE)
     At December 31, 1998, the prime rate (P) was 7.75%

 (a) Maximum outstanding balance is $750,000. Available to finance loans to Puerto Rico horseowners for the acquisition of horses. Balance is payable in monthly installments of $22,008, including principal and interest.

 (b) This loan was collateralized by certain certificates of deposit. On January 5, 1999, the loan was converted into a line of credit of $2.5 million. In 1999, ECMC increased the loan to the maximum amount available. The converted loan is collateralized by the $7.5 million First Mortgage Notes described in Note 7.

 (c) Maximum outstanding balance is $250,000. Available to finance loans to Panama horseowners for the acquisition of horses.

 (d) Loan made by IBC in 1998 and repaid in March, 1999 (see Note 12).

     The Company also guarantees a $250,000 loan of the operator of the restaurant at Presidente Remon. The proceeds of this loan were used by Equus-Panama to finance improvements to the restaurant.

     In October, 1998, Equus-Panama issued $4 million in unsecured bonds pursuant to a public offering. Interest is payable at 11% rate per annum on a quarterly basis. The bonds may be redeemed by Equus-Panama prior to June 30, 2001 at a redemption price of 102% of the principal amount and thereafter at par. There are certain restrictions that limit the capacity of Equus-Panama to incur in indebtedness and pay dividends to shareholders.

     The following table summarizes future minimum payments on capital leases, notes payable and bond payable of the Company and its consolidated subsidiaries:

     Due during the year          Capital       Notes         Bonds
     ending December 31,          Leases        Payable       Payable
     --------------------      ----------      ----------     ----------
        1999                   $1,133,274      $  991,797     $    -
        2000                      967,715       1,850,000          -
        2001                      425,681          -             600,000
        2002                      189,528          -           1,000,000
        2003                       19,577          -           1,200,000
        2004                        -              -           1,200,000
                               ----------      ----------     ----------
                                2,735,775                      4,000,000
       Less-interest             (486,699)         -              -
                               ----------      ----------     ----------
                               $2,249,076      $2,841,797     $4,000,000
                               ==========      ==========     ==========

10.  APPRECIATION RIGHTS, RETIREMENT PLAN AND PENSION PLAN

     Options and Unit Appreciation Rights

(PAGE)
     Various employees of EEC hold options and units appreciation rights ("UAR's") under an incentive plan that was assumed effective December 31, 1996 from IGC, the previous employer of these employees. The UAR's entitle the holder to receive upon exercise, an amount payable in cash, Units of the Company, securities in another company (see below) or some combination thereof, as determined by EMC's Board of Directors. The amount received upon exercise is based on the excess of the fair market value of the UAR's over a fixed base price. The fair market value of the UAR's is determined based on the average for a 20 day period commencing 10 days before the exercise date. These plans are summarized on the following tables:

                                             UAR's            Options
                                         ------------       -----------
Outstanding at December 31, 1996            76,500             20,000
Canceled                                   (18,600)             -
                                         ------------       -----------
Outstanding at December 31, 1997            57,900             20,000
Exercised                                  (27,900)              -
Canceled                                   (10,000)           (20,000)
                                         ------------       -----------
Outstanding at December 31, 1998            20,000              -
                                         ============       ===========

     All outstanding UAR's are fully vested and exercisable as of December 31, 1998 and will expire on October 18, 2004.
     The Company has IGC's unregistered Class A limited partnership units (the "IGC Units") available to satisfy its obligations under the UAR's. The
units were received at no cost from IGC.   As a result of a restructuring of
IGC, the Company also received shares of American Community Property Trust ("ACPT").

     Retirement Plan

     In 1998, the Company established its own retirement plan for employees of its subsidiary, EEC. Employees are eligible to participate in the retirement plan when they have completed a minimum of 1,000 hours of service. The Retirement Plan is a defined contribution plan which provides for contributions by the Company for the accounts of eligible employees in amounts equal to 4% of base salaries and wages not in excess of the U.S. Social Security taxable wage base, and 8% of salaries (limited to $160,000) that exceeded that wage base. Eligible employees may also make voluntary contributions to their accounts and self direct the investment of their account balances in various investment funds offered under the plan. Contributions to the Retirement Plan amounted to $52,400 in 1998. Prior to October 5, 1998, EEC's employees participated in IGC's plan.

     Pension Plan

     ECMC has a non-contributory defined benefit pension plan covering substantially all of its nonunion employees. As a result of the transfer of ECOC assets, liabilities and commitments, HDA is now the sponsor of the nonunion employees pension plan. Benefits are based on the employee's years of service and highest average earnings over five consecutive years during
(PAGE)
the last 15 years of employment. ECMC's policy is to fund an amount not less than the ERISA minimum funding requirement or more than the maximum deductible under the Puerto Rico tax law.

     The information of this pension plan as of and for the year ended December 31, 1998, is as follows:

Change in benefit obligation
    Benefit obligation at beginning of year        $  926,531
    Service cost                                       86,651
    Interest cost                                      72,355
    Actuarial gain                                     49,540
    Actuarial gain (loss) due to change
      in assumptions                                   71,246
    Benefit paid                                      (53,526)
                                                   ----------
    Benefit obligation at end of year              $1,152,797
                                                   ----------
Change in plan assets
    Fair value of plan at beginning of year           419,389
    Actual return on plan assets                       41,660
    Employer contribution                             266,009
    Benefits paid                                     (53,526)
    Administrative expenses                           (50,000)
                                                   ----------
                                                      623,582
                                                   ----------
    Funded status                                    (529,265)
    Unrecognized net actuarial loss                   341,127
    Unrecognized transition obligation                 78,383
                                                   ----------
    Accrued benefit cost                             (109,755)
                                                   ----------
Weighted-average assumption
    Discount rate                                        6.75%
    Expected return on plan assets                       7.50%
    Rate of compensation increase                        4.50%

Components of net periodic benefit cost
    Service Cost                                      136,651
    Interest cost                                      72,355
    Expected return on plan assets                    (37,808)
    Amortization of transition obligations             13,064
    Recognized net actuarial loss                      17,719
                                                   ----------
    Net periodic benefit cost                      $  201,981
                                                   ----------


11.  INCOME TAXES:

    The Company is organized as a partnership, which is not a taxable entity for United States tax purposes and incurs no federal income tax liability.
(PAGE)
As a result, each partner is required to take into account in computing its income tax liability such partner's allocable share of the Company's net taxable income.

    The Company is subject to Puerto Rico income taxes on its Puerto Rico
source income.   As a result of certain changes in the Company's corporate
structure, effective January 1, 1998, the applicable tax rate increased from 29% to 39%. The provision for income taxes included in the accompanying consolidated financial statements is attributed to (i) Puerto Rico income taxes on the Company's distributive share of HDA's income from Puerto Rico sources and (ii) ECCC's United States income taxes on its taxable income, as follows:
                                   For the years ended December 31,
                              -------------------------------------------
                                 1998            1997           1996
                              ----------      ----------      ---------
Puerto Rico income taxes -
    Deferred                  $1,145,945      $ 893,403       $ 156,021
    Current                        -              -             257,300
Federal income tax- current        -              1,582           5,863
Dominican Republic-deferred        -              -             (19,161)
                              ----------      ---------       ---------
                              $1,145,945      $ 894,985       $ 400,023
                              ==========      =========       =========

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

     Galapagos and Equus-Panama has deferred income tax benefits for losses carryforwards, which have been fully reserved by a valuation allowance.

12.  RELATED PARTY TRANSACTIONS:

     Loan from IBC

     In 1998 the Company obtained a $200,000 loan from IBC, the sole owner of Equus Management Company, ("EMC"), the managing general partner of the Company. The loan accrued interest based on the Citibank prime rate plus 1%, which at December 31, 1998 was 8.75%. The loan and accrued interest was paid in March, 1999.

     Transaction With Supra

     On August 19, 1997, HDA redeemed for $4,075,000 the 17% interest held by Supra, thereby increasing the Company's interest in HDA to approximately 99%. The redemption price plus transaction costs of $239,284 were recorded in partners' deficit, net of the book value of Supra's minority interest in HDA of $1,531,934. The transaction required the approval from the majority of holders of outstanding First Mortgage Notes.
(PAGE)
     Services Among Related Parties

     Thomas B. Wilson, the President of the Company, served during 1998 as Vice President of Caribe Waste Technologies, Inc. ("CWT"), a subsidiary of IGC engaged in the development of municipal solid waste treatment facilities,
and will continue to devote time to this operation.   CWT reimburses the
Company for actual payroll costs attributed to time spent by Mr. Wilson on
waste technology matters.   During 1998, reimbursement of costs by CWT for
this concept amounted to $46,800.

     The following represents a summary of amounts incurred with respect to services rendered by certain related parties during the years ended December 31, 1998, 1997 and 1996:

   Services Rendered                          For the year ended December 31,
   -----------------                          --------------------------------
     To         By          Services             1998     1997       1996
   ------    --------   ------------------    -------  -------    ---------
   HDA         IGP*     Management agreement   $   -    $   -       $169,278
   HDA         EMC      Management agreement       -     278,673     101,414
   The Company IBC      Accounting services       3,000   12,000       8,000
   The Company IGC/IGP  Support agreement        29,236   28,607     117,198
   The Company EMC      Expenses in excess of
                          receipts                 -     420,958      54,783
   The Company EMC      Directors fees           98,550   88,200      71,500
   ECMC        IGC      Services of James J.
                            Wilson              180,000     -           -
   EEC         IGP      Rent of office space     42,000     -           -

              *IGP - Interstate General Properties Limited Partnership S.E. IGC Units

        During 1998, the Company returned to IGC 20,000 of its IGC units which were allocated to unit options held by one ex-employee. The Company was required to return to IGC the portion of the IGC Units that was not exercised.


13.  LEGAL PROCEEDINGS:

     Certain of the Company's subsidiaries are presently named as defendants in various lawsuits and might be subject to certain other claims arising out of its normal business operations. Management, based in part upon advice from legal counsel, believes that the results of such actions will not have an adverse impact on the Company's financial position or results of operations.


14.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     As of December 31, 1998 and 1997 the fair value of the First Mortgage Notes was $50,391,000 and $64,763,000, respectively, (as compared with its carrying value of $56,194,460 in 1998 and $63,364,113 in 1997) based on the market price as quoted by a brokerage firm that trades the First Mortgage Notes. The carrying value of notes payable, capital leases and notes receivable
(PAGE)
approximates fair value because these obligations bear interest at variable rates.


15.  SEGMENT INFORMATION:

     In 1998, the Company adopted the Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information", which requires companies to report certain relevant information by segment. The Company has identified four reportable segments, based on geographical considerations: Puerto Rico, Dominican Republic, Colombia and Panama. The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on profit or loss before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses.

       The following present the segment information for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                               Puerto   Dominican
1998:                           Rico    Republic   Colombia   Panama     Total
                               -------  ---------  --------   -------   -------
Commission on wagering         $41,081  $ 3,640        -      $ 7,808   $52,529
Total revenues                  55,351    5,747        -        7,875    68,973
Financial expenses               8,669      120        -          320     9,109
Depreciation and amortization    2,928      364        -          464     3,756
Income (loss) before income
   taxes, minority interest,
   extraordinary item and
   cumulative effect             1,521     (815)       -       (1,348)     (642)
Capital improvements             5,373       52        -        4,793    10,218
Total assets                    52,455    2,049        950      8,585    64,039

1997:

Total revenues                 $18,810  $ 5,773        -            -  $ 24,583
Financial expenses               8,656       79        -            -     8,735
Depreciation and amortization    1,841      527        -            -     2,368
Income (loss) before income
   taxes, minority interest,
   extraordinary item and
   cumulative effect             5,811   (1,100)                  -       4,711
Capital improvements               649      232        -          542     1,423
Total assets                    50,824    2,330        -        3,033    56,187


1996:

Total revenues                 $16,859  $ 5,585        -          -     $22,444
Financial expenses               9,112      (64)       -          -       9,048
Depreciation and amortization    2,166      484        -          -       2,650
Income (loss) before income
   taxes, minority interest,
(PAGE)
   extraordinary item and
   cumulative effect             2,465   (1,366)       -          -       1,099
Capital improvements               365      189        -          -         554
Total assets                    57,937    2,649        -          -      60,586


     Effective January 1, 1998 a wholly-owned subsidiary of the Company based in Puerto Rico, EEC, provides management services to the other countries in connection with the operation of the race-tracks and the off-track betting system. Fees for these services represent an intersegment revenue. For the year ended December 31, 1998, Puerto Rico recognized revenue of $180,763 attributed to Dominican Republic. No fees were charged to Panama due to restrictions under its bonds.


16.  UNAUDITED QUARTERLY INFORMATION

  The Company restated the quarterly results after giving effect to certain transactions that were recorded in the fourth quarter. Quarterly results for the year ended December 31, 1998 are summarized as follows (in thousands):

                              1st       2nd       3rd
                              Quarter   Quarter   Quarter
                              ------    -------   -------
Net loss, as reported in
  Form 10-Q                   $(250)    $  (942)  $(1,779)
Amortization of El Comandante
  intangible (see Note 2)      (131)       (131)     (130)
Organizational and start-up
  costs related to early
  adoption of SOP 98-5         (304)         69        75
  (See Note 1)                ------    -------   -------
                              $(685)    $(1,004)  $(1,834)
                              ======    =======   =======

17.  UNAUDITED PROFORMA FINANCIAL STATEMENTS:

  In August 1997, HDA redeemed a 17% interest owned by a minority partner, thereby increasing the Company's interest in HDA to approximately 99% and effective January 1, 1998, it terminated the El Comandante Lease and commenced operating El Comandante through its wholly owned subsidiary, ECMC (the "Proforma Transactions"). The following unaudited proforma consolidated statement of loss for the year ended December 31, 1997 is based upon the historical consolidated statement of the Company and its subsidiaries, and was prepared as if the above described transactions had all occurred on January 1, 1997. Proforma adjustments includes results of operations of ECOC for the year ended December 31, 1997. The unaudited proforma consolidated statement is not necessarily indicative of what the actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1997, and does not purport to represent the results of operations for future periods. In Management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

(PAGE)          PROFORMA CONSOLIDATED STATEMENT OF INCOME
                   FOR THE YEAR ENDED DECEMBER 31, 1997
                  (In thousands except per unit amounts)
                                              1998            1997
                                             --------        -----------
                                             (Historical)    (Proforma)
                                             (Audited)       (Unaudited)
REVENUES:
  Commissions on wagering                    $52,529          $59,512
  Net revenues from lottery services             656              88
  Income from business interruption           10,832              -
  Net gain from involuntary conversion         2,024              -
  Gain from sale of Television Stations          -              4,669
  Other revenues                               2,931            3,949
                                              ------           ------
                                              68,972           68,218
                                              ------           ------
EXPENSES:
  Payments to horseowners                     25,996           29,669
  Salaries, wages and employee benefits       11,910            8,665
  Operating expenses                           9,608            6,969
  General and administrative                   2,749            4,794
  Marketing, television and satellite costs    3,350            3,130
  Financial expenses                           9,109            9,013
  Depreciation and amortization                3,756            3,303
  Impairment loss on El Comandante
     intangible                                3,136              -
                                              ------           ------
                                              69,614           65,543
                                              ------           ------

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
   INTEREST, EXTRAORDINARY ITEMS AND
   CUMULATIVE CHANGE                            (642)           2,675

PROVISION FOR INCOME TAXES                     1,110              505
                                              ------           ------

INCOME (LOSS) BEFORE MINORITY INTEREST,
  EXTRAORDINARY ITEMS AND CUMULATIVE
  EFFECT                                      (1,752)           2,170

MINORITY INTEREST IN INCOME (LOSS)              (228)             878
                                              ------           ------
INCOME BEFORE EXTRAORDINARY ITEMS AND
  CUMULATIVE EFFECT                           (1,524)           1,292

EXTRAORDINARY ITEMS, net                         167            1,558

CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE, net                    (403)             -
                                              ------           ------
NET INCOME (LOSS)                            $(1,760)         $ 2,850
                                              ======           ======
(PAGE)       PROFORMA CONSOLIDATED STATEMENT OF INCOME (LOSS)
                     FOR THE YEARS ENDED DECEMBER 31,
                  (In thousands except per unit amounts)



                                                 1998           1997
                                             -----------     ----------
                                             (Historical)    (Proforma)
                                              (Audited)      (Unaudited)


ALLOCATION OF NET INCOME (LOSS):
  General Partners                           $     (17)       $    28
  Limited Partners                              (1,743)         2,822
                                              ---------       -------
                                             $  (1,760)       $ 2,850
                                              =========       =======

BASIC AND DILUTED PER UNIT AMOUNTS:
  Income (loss) before
    extraordinary items and cumulative
    effect of change in accounting
     principle                               $   (0.24)       $  0.20
  Extraordinary items, net                        0.02           0.25

  Cumulative effect of change in
    accounting principle, net                    (0.06)           -
                                              --------         ------
  Net income (loss)                           $  (0.28)        $ 0.45
                                              ========         ======
WEIGHTED AVERAGE UNITS OUTSTANDING               6,343          6,334
                                              ========         ======





















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

     EMC does not engage in any activities other than managing the business of the Company. EMC is governed by its Board of Directors, which currently consists of eight persons. Directors will be elected in the future either by Interstate Business Corporation ("IBC"), as the parent company of EMC, or by the directors then holding office subject to certain limitations, including that at least two of the directors be independent of the Company, IBC and Interstate General Company L.P. ("IGC"). Thus, Unitholders do not have the power to elect EMC's directors. The officers of EMC are elected by its Board of Directors. All officers of EMC are employees of Equus Entertainment Corporation ("EEC") the wholly owned subsidiary of the Company. At present, three of EMC's directors are directors of IGC's managing general partner and are officers and directors of IBC.

     Approximately 99.4% of IBC is owned by the adult children of James J. and Barbara A. Wilson. The Wilson family and companies controlled by them, including IBC and The Wilson Family Limited Partnership ("WFLP"), hold approximately a 67% interest in the Company. The Wilson family holds a 50.22% interest in IGC.

Directors and Executive Officers of the Company and EMC

     The table below sets forth the name, age and positions with the Company and EMC of each director and executive officer of EMC and each executive officer of the Company.

  Name                      Age        Positions with the Company and EMC
------------------------   -------     -----------------------------------
James J. Wilson             65         Chairman of EMC and the Company,
                                       Director of EMC

Thomas B. Wilson            36         President and Chief Executive
                                       Officer of EMC and the Company;
                                       Director of EMC

(PAGE)
Juan M. Rivera-Gonzalez     51         Executive Vice President and
                                       Chief Operating Officer of EMC
                                       and the Company; Director of EMC



Gretchen Gronau             34         Vice President, Chief Financial
                                       Officer and Treasurer of EMC
                                       and the Company

Angel Blanco-Bottey         59         Senior Vice President of EMC
                                       and the Company

Donald J. Kevane            67         Director of EMC

Alberto M. Paracchini       66         Director of EMC

Barbara A. Wilson           62         Director and Secretary of EMC

Mark Augenblick             51         Director of EMC

Kevin Wilson                40         Director of EMC


Relationships James J. Wilson and Barbara A. Wilson are the parents of Thomas B. Wilson and Kevin Wilson.

Certain additional information concerning the above persons is set forth below.

James J. Wilson was Chairman and President of EMC from its formation in 1994 until February 1996 when he resigned. He was reelected Chairman of the Board of Directors of EMC in October, 1998. He has been Chairman of the Board and Chief Executive Officer of the general partner of IGC, since 1986. He is the founder of IGC and has been Chief Executive Officer of IGC and its predecessors since 1957. He is the founder of IBC and its predecessors.

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

Gretchen Gronau has been Vice President and Chief Financial Officer of the Company and EMC since August 1996. From May 1990 to August 1996 she served
(PAGE)
in various tax and financial management positions with IGC, including Vice President from August 1994 to August 1996. She has served as Assistant Treasurer of IBC since October 1996.

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

Mark Augenblick became a Director of EMC in March, 1998. Prior to joining the Company, Mr. Augenblick was a partner in the Washington, D.C. law firm, Shaw Pittman, Potts & Trowbridge.

Kevin Wilson has been a Director of EMC since September 1996. He has been the President, Director and majority owner since 1989 of Community Homes, Inc., a homebuilding company of which he was a co-founder.

Section 16(a) Beneficial Ownership Reporting Requirements - None


ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth the aggregate compensation with respect to the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company, employed by its wholly-owned subsidiary EEC effective January 1, 1998. Prior 1998, two of these executives were employees of EMC and, accordingly, their compensation for years before 1998 is also included in the table.





(PAGE)                                                  Long-Term
                                                      Compensation
                         Annual Compensation            Awards
                         ---------------------------  ------------
                                           Other      Securities    All
                                           Annual     Underlying   Other
                                           Compen-    Options/     Compen-
Name & Principal         Salary   Bonus    sation     SAR's        sation
    Position       Year  ($)      ($)       ($)       # (2)        ($)(3)
------------------ ----- -------  -----  ------------ ---------- ----------
Thomas B. Wilson(1)
President          1998  240,200    -        -          -           -
  and CEO          1997     -       -        -          -           -

Juan M. Rivera
Executive Vice
  President        1998  240,200    -        -        10,000     10,064
  and COO          1997  180,000  50,000              SAR

Angel Blanco-Bottey
Senior Vice
  President        1998  160,200    -        -          -           -
                   1997     -       -        -          -           -

Carlos Rodriguez
Senior Vice        1998  163,844 (4)-        -          -         8,464
   President       1997     -       -        -          -           -

Gretchen Gronau
Vice President     1998  125,200                      10,000      7,264
  and CFO          1997  100,200    -        -        SAR         5,400
                   1996   90,200    -        -                    4,692


     (1) Thomas B. Wilson served during 1998 as Vice President of Caribe Waste Technologies, Inc. ("CWT"), a subsidiary of IGC engaged in the development of solid waste treatment facilities, and will continue to devote time to this operation. CWT reimburses the Company for actual payroll costs attributed to time spent by Mr. Wilson on waste technology matters. During 1998, reimbursement of payroll cost by CWT for this concept amounted to $46,800.

     (2) Represents Unit Appreciation Rights assumed by the Company, as discussed below.

     (3)  Reflects contributions to Retirement Plan discussed below.

     (4)  Includes $23,644 of accrued and unpaid vacations.


     Retirement Plan. In 1998, the Company established its own retirement plan for employees of its subsidiary EEC. Employees are eligible to participate in the retirement plan when they have completed a minimum employment period of 1,000 hours. The Retirement Plan is a defined contribution plan which
(PAGE)
provides for contributions by the Company for the accounts of eligible employees in amounts equal to 4% of base salaries and wages not in excess of the U.S. Social Security taxable wage base, and 8% of salaries (limited to $160,000) that exceeded that wage base. Eligible employees may also makevoluntary contributions to their accounts and self direct the investment of their account balances in various investment funds offered under the plan. Contributions to the Retirement Plan amounted to $52,400 in 1998. Prior to October 5, 1998, EEC's employees participated in IGC's retirement plan.

     Directors.   Directors of EMC who are not employees of the Company or any of its subsidiaries receive directors' fees established by the Board of Directors of EMC. These Directors are compensated at a rate of $3,750 per quarter, $1,000 per meeting and out-of-pocket expenses for meetings. In 1998, the directors' fees totaled $98,550.

     Options and Unit Appreciation Rights. Various employees of EEC, who were one time employees of a then subsidiary of IGC, participated in IGC's Share Incentive Plan. Effective December 31, 1996 the Company agreed to grant these employees incentive awards that provide benefits substantially equivalent to the awards in the IGC's Share Incentive Plan. These awards consisted of (i) Unit Appreciation Rights ("UAR") and (ii) an option to one ex-employee, which expired on March 31, 1998 without being exercised.

     The UAR entitle the holder to receive upon exercise, an amount payable in cash, Units of the Company, securities in another company (see below) or some combination thereof, as determined by EMC's Board of Directors. The amount received upon exercise is based on the excess of the fair market value of the UAR over a fixed base price. The fair market values of the UAR is determined based on the average for a 20 day period commencing 10 days before the exercise date.

     The Company has IGC's unregistered Class A limited partnership units (the "IGC Units") available to satisfy its obligations under the UAR. The units
were received at no cost from IGC.   As a result of a restructuring of IGC,
the Company also received shares of American Community Property Trust
("ACPT").

     During 1998, 27,900 UAR were exercised by an employee who retired effective December 31, 1997 and 10,000 UAR were canceled. As of December 31, 1998, there are 20,000 UAR outstanding, fully vested and exercisable, which will expire on October 18, 2004. These UAR correspond to Juan M. Rivera (10,000) and Gretchen Gronau (10,000). As of December 31, 1998, the unexercised in-the-money UAR had no value.

     The Company intends to adopt a Share Incentive Plan to provide for unit-based incentive compensation for officers, Key employees and Directors.







(PAGE)
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN UNITHOLDERS AND MANAGEMENT

     The following table sets forth certain information regarding the Units that are beneficially owned as of March 26, 1999 (i) by each director of EMC or executive officer of EMC or the Company, (ii) by all directors of EMC and executive officers of EMC or the Company, as a group, and (iii) by each person who is known by EMC or the Company to beneficially own more than 5% of the outstanding Units of the Company. Except where noted, the address for the beneficial owner is Doral Building, 7th Floor, 650 Munoz Rivera Avenue, Hato Rey, PR 00918.

                                             Beneficial Ownership (1)
Name of Beneficial Owner                        Number
--------------------------                      of Units     Percent
                                               -----------   --------
Management and Directors
     James J. Wilson                               -             -
     Barbara A. Wilson (2)                            50         -
     Kevin Wilson (2)                             86,397       1.04%
     Thomas B. Wilson (2)                         86,397       1.04%
     Donald J. Kevane                              1,000         -
     Gretchen Gronau                                 900         -

     All executive officers of EMC and
     the Company and directors of EMC,
     as a group (5 persons)                      174,744        2.1%

Other Unitholders

     The Wilson Family Limited Partnership("WFLP")(2)
     222 Smallwood Village Center
     St. Charles, Maryland  20602               5,093,088     61.29%


--------------------------------------------------------------------------
     (1) The beneficial ownership of Units was determined on the basis of Units directly and indirectly owned by executive officers and directors of EMC and Units to be issued under options which are exercisable within the next 60 days.

     (2) WFLP is owned by the adult children of James J. and Barbara A. Wilson, including Kevin Wilson and Thomas Wilson. However, because neither Kevin Wilson nor Thomas Wilson is a general partner in WFLP, the Units of the Company owned by WFLP are not considered beneficially owned by them.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information responding to this item appears in Note 12 to the Company's consolidated financial statements included in Item 8 of this report.

(PAGE)


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

Index to Financial Statements.

     (i) Financial Statements (included in Item 8)

         Equus Gaming Company L.P.
           Report of Independent Public Accountants
           Consolidated Statements of Income (Loss) for the years
              ended December 31, 1998, 1997 and 1996
           Consolidated Statements of Comprehensive Income (Loss) for the
              years ended December 31, 1998, 1997 and 1996
           Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Changes in Partners' Deficit for
              each of the three years in the period ended December 31, 1998 Consolidated Statements of Cash Flows for the years ended
              December 31, 1998, 1997 and 1996
           Notes to Consolidated Financial Statements



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

3.2       Certificate of Limited Partnership    Exhibit 3.1 to Registration
          of the Company                        Statement on Form S-11
                                                No. 33-82750 of the Company
                                                ("Form S-11")

3.3       First Amendment to Certificate of     Exhibit 3.2 to Form S-11
          Limited Partnership of the Company

3.4       Second Amendment to Certificate of    Exhibit 3.3 to Form S-11
          Limited Partnership of the Company

3.5       Third Amendment to Certificate of     Exhibit 3.5 to Form S-11
          Limited Partnership of the Company

3.6       Fourth Amendment to Certificate of    Exhibit 3.6 to Annual
                                                Report

          Limited Partnership of the Company    on Form 10-K of the Company
                                                for the year ended December
                                                31, 1997 ("1997 10-K")
(PAGE)
5.1       Form of Unit Certificate              Exhibit 5.1 to Form S-11

10.2      Indenture dated December 15, 1993,    Exhibit 5.1 to Registration
          among El Comandante Capital Corp.     Statement on Form S-5
          ("ECCC"), as Issuer, Banco Popular    yNo. 33-75285 of HDA,
          de Puerto Rico as Trustee ("Banco     ECCC and El Comandante
          Popular") and HDA as Guarantor        Operating Company, Inc.
          (the "Indenture")                     ("ECOC") ("Form S-5")

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

10.20     HDA Note in the amount of             Exhibit 10.21 to Form S-4
          $68,000,000 to ECCC dated December
          15, 1993

(PAGE)
10.22     Consulting Agreement dated December   Exhibit 10.21 to Form S-11
          15, 1993 between ECOC and IGP


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

10.49     Closing Agreement by and among S&E,   Exhibit 10.49 to 1996 10-K
          Paxson, Equus and HDA dated January
          21, 1997

10.50     Control Transfer Agreement by and     Exhibit 10.50 to 1996 10-K
          among IBC, IGC, IGP, HDA, EMC and
          the Company dated December 31, 1996

10.51     Amendment to Control Transfer         Exhibit 10.51 to 1996 10-K
          Agreement by and among IBC, IGC,
          IGP, HDA, EMC and the Company
          dated March 25, 1997

10.52     Broadcast Agreement among S&E,        Exhibit 10.52 to 1996 10-K
          HDA and Paxson dated January
          21, 1997

10.57     Fifth Supplemental Indenture dated    Exhibit 10.2 on Quarterly
          November 14, 1997 to the Indenture    Report on Form 10-Q of the
                                                Company for the Quarter
                                                ended September 30, 1997
(PAGE)
10.58     Asset Purchase and Sale Agreement     Exhibit 10.58 to 1997
          by and between El Comandante          10-K
          Management Company LLC ("ECMC") and
          ECOC dated December 19, 1997

10.59     Second Amendment to Control           Exhibit 10.59 to 1997
          Transfer Agreement by and among       10-K
          IBC, IGC, IGP, HDA, EMC and the
          Company dated December 19, 1997

10.60     Guaranty Agreement by and between     Exhibit 10.60 to 1997
          EMC and IGC dated December 30, 1997   10-K

10.61     Agreement to Retire Partnership       Exhibit 10.61 to 1997
          Interest of Interstate General        10-K
          Company, L.P. in Equus Gaming
          Company, L.P. by and among the
          Company, IGC, EMC, EMTC and HDA
          dated December 30, 1997

10.62     Ninth Amended and Restated            Exhibit 10.62 to 1997
          Partnership Agreement of HDA          10-K
          dated December 31, 1997

10.68     First Amendment to Ninth Amended
          and Restated Partnership Agreement
          of HDA dated October 2, 1998          Filed herewith

10.69     Stock Purchase Agreement dated
          as of March 1, 1999                   Filed herewith


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

March 31, 1999                           /s/ Thomas B. Wilson
-----------------                       ------------------------------
Date                                    Thomas B. Wilson
                                        President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date                   Title                       Signature
-----------------      -----------------------     ------------------------
March 31, 1999         Chairman of the Board       /s/ James J. Wilson
-----------------                                  ------------------------
                                                   James J. Wilson

March 31,  1999        President, Chief            /s/ Thomas B. Wilson
-----------------      Executive Officer and       ------------------------
                       Director                    Thomas B. Wilson

March 31, 1999                                     /s/ Juan M. Rivera
-----------------      Executive Vice President,   ------------------------
                       Chief Operating Officer     Juan M. Rivera
                       and Director

March 31, 1999         Vice President and          /s/ Gretchen Gronau
-----------------      Chief Financial Officer     ------------------------
                                                   Gretchen Gronau

March 31, 1999         Director                    /s/Donald J. Kevane
-----------------                                  ------------------------
                                                   Donald J. Kevane

March 31, 1999         Director                    /s/ Alberto M. Paracchini
-----------------                                  -------------------------
                                                   Alberto M. Paracchini

March 31, 1999         Director                    /s/ Barbara A. Wilson
-----------------                                  -------------------------
                                                   Barbara A. Wilson

March 31, 1999         Director                    /s/ Kevin Wilson
-----------------                                  -------------------------
                                                   Kevin Wilson
(PAGE)
March 31, 1999         Director                    /s/ Mark Augenblick
-----------------                                  -------------------------
                                                   Mark Augenblick