Form 10-Q
period 1999-03-31
EQUUS GAMING CO LP
filed 1999-05-17
CIK 928423

(PAGE)            SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

(Mark One)

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

   FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH 31, 1999,  OR

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,394,824 Class A Units

(PAGE)                   EQUUS GAMING COMPANY L.P.
                                 FORM 10 Q


                                   INDEX
                                                                  Page
PART I - FINANCIAL INFORMATION                                    Number


  Item 1 - Consolidated Financial Statements

     Consolidated Statements of Income (Loss) for the
     Three Months Ended March 31, 1999 and 1998 (Unaudited)         1

     Consolidated Statements of Comprehensive Income
     (Loss) for the Three Months Ended March 31, 1999
     and 1998 (Unaudited)                                           2

     Consolidated Balance Sheets at March 31, 1999
     (Unaudited) and December 31, 1998 (Audited)                    3

     Consolidated Statement of Changes in Partners' Deficit
     for the Three Months Ended March 31, 1999 (unaudited)    5

     Consolidated Statements of Cash Flows for the Three
     Months Ended March 31, 1999 and 1998  (Unaudited)              6

     Notes to Consolidated Financial Statements                     8

  Item 2 -- Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations                                          14

     Results of Operations                                         14
     Liquidity and Capital Resources                               16

PART II - OTHER INFORMATION

  Item 1 -  Legal Proceedings                                      20

  Item 2 -  Material Modifications of Rights of
            Registrant's Securities                                20

  Item 3 -  Default upon Senior Securities                         20

  Item 4 -  Submission of Matters to a Vote of
             Security Holders                                      20

  Item 5 -  Other Information                                      20

  Item 6 -  Exhibits and Reports on Form 8-K                       20

  Signatures                                                       21

(PAGE)                         EQUUS GAMING COMPANY L.P.
                       CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                         FOR THE THREE MONTHS ENDED MARCH 31,
                                      (Unaudited)


                                                      1999             1998
                                                  -----------     -----------
REVENUES:
  Commissions on wagering                         $17,309,401    $16,376,767
  Net revenues from lottery services                  142,493        228,567
  Other revenues                                    1,533,792        831,567
                                                  -----------    -----------
                                                   18,985,686     17,436,901
                                                  -----------    -----------
EXPENSES:
  Payments to horseowners                           8,393,069      7,978,153
  Salaries, wages and employee benefits             2,912,790      2,776,441
  Operating expenses                                2,163,432      2,204,585
  General and administrative                          778,473        566,015
  Marketing, television and satellite cost            930,040        941,472
  Financial expenses                                2,073,955      2,204,981
  Depreciaton and amortization                        875,944        915,417
                                                  -----------     ----------
                                                   18,127,703     17,587,064
                                                  -----------     ----------
INCOME (LOSS) BEFORE INCOME TAXES AND
  MINORITY INTEREST                                   857,983       (150,163)

PROVISION FOR INCOME TAXES                            338,487         99,500
                                                  -----------     ----------
INCOME (LOSS) BEFORE MINORITY INTEREST                519,496       (249,663)

MINORITY INTEREST IN INCOME (LOSSES)                  (60,462)           203
                                                  -----------     ----------
NET INCOME (LOSS)                                     579,958     $ (249,866)
                                                  ===========     ==========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                 $     5,800    $   (2,499)
  Limited Partners                                    574,158      (247,367)
                                                  -----------    ----------
                                                      579,958    $ (249,866)
                                                  ===========    ==========

BASIC AND DILUTED PER UNIT NET INCOME (LOSS)      $      0.10    $    (0.04)
                                                  ===========     ==========

WEIGHTED AVERAGE UNITS OUTSTANDING                  5,868,648      6,333,617
                                                  ===========     ==========


                      The accompanying notes are an integral part of these consolidated financial statements.
(PAGE)
                               EQUUS GAMING COMPANY L.P.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                         FOR THE THREE MONTHS ENDED MARCH 31,
                                      (Unaudited)




                                             1999            1998
                                           ---------      ---------
  NET INCOME (LOSS)                        $ 579,958      $(249,866)

  OTHER COMPREHENSIVE INCOME (LOSS):

    Currency translation adjustments          65,522        (10,335)
                                           ---------      ---------
  COMPREHENSIVE INCOME (LOSS)              $ 645,480      $(260,201)
                                           =========      =========
































                      The accompanying notes are an integral part of these consolidated financial statements.

(PAGE)
                               EQUUS GAMING COMPANY L.P.
                              CONSOLIDATED BALANCE SHEETS



                                        ASSETS

                                                   March 31,      December 31,
                                                     1999            1998
                                                  -----------     ------------
                                                  (Unaudited)      (Audited)

CASH AND CASH EQUIVALENTS:
   Unrestricted                                   $ 6,842,775     $ 6,462,992
   Restricted                                         577,519         174,275
                                                  -----------     -----------
                                                    7,420,294       6,637,267
                                                  -----------     -----------

PROPERTY AND EQUIPMENT:
   Land                                             7,951,072       7,128,858
   Buildings and improvements                      49,767,684      44,615,936
   Equipment                                       11,498,972      10,924,669
                                                  -----------     ------------
                                                   69,217,728      62,669,463
   Less - accumulated depreciation                (16,253,439)    (15,199,341)
                                                  -----------     ------------
                                                   52,964,289      47,470,122
                                                  -----------     ------------

DEFERRED COSTS, net:
   Financing                                        2,942,204       3,075,706
   Costs of Panama contract                         2,062,500       2,090,000
   Organizational and other cost                      239,357         209,852
                                                 ------------    -----------
                                                    5,244,061       5,375,558
                                                 ------------    -----------

OTHER ASSETS:
   Accounts receivable, net                         2,557,818       1,160,468
   Notes receivable                                 1,137,444       1,708,211
   Investment in Equus Comuneros S.A.("SECSA")           -            950,000
   Prepayments and other assets                     1,103,862         737,580
                                                  -----------     ------------
                                                    4,799,124       4,556,259
                                                  -----------     ------------
                                                  $70,427,768     $64,039,206
                                                  ===========     ============




                                      (continues)
(PAGE)                         EQUUS GAMING COMPANY L.P.
                              CONSOLIDATED BALANCE SHEETS

                                      (continued)

                           LIABILITIES AND PARTNERS' DEFICIT



                                                   March 31,      December 31,
                                                     1999             1998
                                                  -----------     ------------
                                                  (Unaudited)       (Audited)

FIRST MORTGAGE NOTES:
  Principal, net of note discount of
    $1,021,165 and $1,068,540                     $53,621,835     $56,194,460
  Accrued interest                                  2,115,972         317,069
                                                  -----------     -----------
                                                   55,737,807      56,511,529
                                                  -----------     -----------

OTHER LIABILITIES:
  Accounts payable and accrued liabilities          8,729,185       8,088,343
  Outstanding winning tickets and refunds           1,390,340         519,484
  Notes payable                                     2,998,469       2,841,797
  Bonds payable                                     4,000,000       4,000,000
  Capital lease obligations                         2,272,304       2,249,076
                                                  -----------     -----------
                                                   19,390,298      17,698,700
                                                  -----------     -----------

DEFERRED INCOME TAXES                               2,553,026       2,628,539
                                                  -----------     -----------

MINORITY INTEREST                                   3,207,324       1,266,849
                                                  -----------     -----------
COMMITMENTS AND CONTINGENCIES, see Note 2

PARTNERS' DEFICIT:
  General Partners                                   (738,989)       (745,444)
  Limited Partners - 10,383,617 units
      authorized; 8,309,824 and 5,398,060
      units issued and outstanding in 1999
      and 1998, respectively                       (9,721,698)    (13,320,967)
                                                  -----------     -----------
                                                  (10,460,687)    (14,066,411)
                                                  -----------     ------------
                                                  $70,427,768     $64,039,206
                                                  ===========     ============

                      The accompanying notes are an integral part
                         of these consolidated balance sheets.

(PAGE)                          EQUUS GAMING COMPANY L.P.
                 CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        FOR THE THREE MONTHS ENDED MARCH 31, 1999




                                    General          Limited
                                    Partners         Partners        Total
                                   -----------     ------------   ------------

ALANCES, December 31, 1998         $ (745,444)    $(13,320,967) $(14,066,411)


  Net income for the quarter            5,800          574,158       579,958

  Currency translation adjustments        655           64,867        65,522

  Cash distributions to minority
    partners of HDA                      -              (9,756)       (9,756)

Issuance of units                        -           2,970,000      2,970,000
                                    -----------     ----------     ------------
BALANCES, March 31, 1999             $ (738,989)     $(9,721,698)  $(10,460,687)
                                    ===========     ===========   ============


























                       The accompanying notes are an integral part
                             of this consolidated statement.

(PAGE)
                                EQUUS GAMING COMPANY L.P.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED MARCH 31,
                                       (Unaudited)




                                                     1999               1998
                                                 -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $   579,958        $ (249,866)
                                                 -----------        -----------
  Adjustments to reconcile net income
    (loss) to net cash provided
    by operating activities-
      Depreciation and amortization               1,056,821         1,080,809
      Deferred income tax provision                 338,487            99,500
      Currency translation adjustments               65,522           (10,335)
      Minority interest                             (60,462)              203
      Decrease (increase) in assets-
        Accounts receivable                      (1,134,470)         (269,448)
        Prepayments and other assets                204,944          (349,046)
        Deferred costs                              (44,504)          311,886
      Increase (decrease) in liabilities-
        Accrued interest on first mortgage notes  1,798,903         1,922,499
        Accounts payable and accrued liabilities   (687,222)          414,887
        Outstanding winning tickets and refunds     870,856           168,113
                                                 -----------        -----------
       Total adjustments                          2,408,873         3,369,068
                                                 -----------        -----------
       Net cash provided by operating activities  2,988,831         3,119,202
                                                 -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                           (2,459,331)       (3,233,016)
  Decrease in notes receivable, net                 570,767            20,003
  Acquisition of ECOC cash accounts upon
    termination of lease agreement                    -             1,061,239
                                                -----------        -----------
        Net cash used in investing activities   (1,888,564)       (2,151,774)
                                                -----------        -----------










                                       (continues)

(PAGE)                          EQUUS GAMING COMPANY L.P.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED MARCH 31,
                                       (Unaudited)

                                       (continued)



                                                        1999          1998
                                                   ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of First Mortgage Notes               $(2,882,000)        -
  Contributions by minority stockholders                40,158        33,410
  Repayment of loans to affiliates                    (200,000)        -
  Loans from financial institutions                    775,000     1,764,000
  Payments on notes payable and capital
    lease obligations                               (1,010,642)     (263,103)
  Issuance of units                                  2,970,000         -
  Cash distributions to minority
    partners of HDA                                     (9,756)        -
                                                  ------------  -----------
        Net cash provided by (used in)
          financing activities                        (317,240)    1,534,307
                                                  ------------  -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS              783,027     2,501,735

CASH AND CASH EQUIVALENTS, beginning of year         6,637,267       507,656
                                                  ------------  -----------
CASH AND CASH EQUIVALENTS, end of period           $ 7,420,294   $ 3,009,391
                                                  ============  ===========

SUPPLEMENTAL INFORMATION:
  Interest paid                                    $   299,631   $   151,610

  Income taxes paid                                     -              1,240

NONCASH TRANSACTIONS:
  Equipment acquired through capital leases             81,290        39,939

  Acquisition of ECOC's non cash accounts upon
    termination of lease agreement                       -        (4,719,571)

  Units Appreciation rights                               -            37,682

  Contribution of Los Comuneros non cash assets,
    net of liabilities (see Note 2)                  1,959,842         -


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

     The Company has a 99% interest in Housing Development Associates S.E. ("HDA"), the owner of El Comandante Race Track ("El Comandante"), the only licensed thoroughbred racing facility in Puerto Rico. El Comandante is operated by a wholly-owned subsidiary of HDA, El Comandante Management Company, LLC ("ECMC").

     The Company has a 55% interest in Galapagos, S.A. ("Galapagos"), the operator since April 1995 of the V Centenario Race Track in the Dominican Republic ("V Centenario") and a 51% interest in Equus Entertainment de Panama, S.A. ("Equus-Panama"), the operator since January 1, 1998 of the Presidente Remon Race Track in the Republic of Panama ("Presidente Remon"). Both race tracks are government-owned and operated by the Company's subsidiaries under long-term contracts. Also during 1998 the Company acquired a controlling 50% interest in Equus Comuneros S.A. ("SECSA"), the owner and operator of Los Comuneros Race Track in Medellin, Colombia ("Los Comuneros").

     Consolidation and Presentation

     The consolidated financial statements as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 are unaudited but include all adjustments (consisting of normal recurring adjustments) which management considers necessary for a fair presentation of the results of operations of the interim periods. The operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year. Net income (loss) per Unit is calculated based on weighted average of Units outstanding. Outstanding warrants to purchase Units do not have a material dilutive effect on the calculation of earnings per Unit.

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

     These unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted
(PAGE)
accounting principles ("GAAP") have been condensed or omitted. While Management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes of the Company included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1998.

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

     The Company has minority partners in HDA, Galapagos, Equus-Panama and SECSA. Therefore, the Company records minority interest based on the income and (losses) of these consolidated subsidiaries that are attributable to the minority partners, as follows:
                                           For the Three Months
                                              Ended March 31,
                                      ----------------------------
     Subsidiary                         1999               1998
     -----------------                ------------     -----------
        HDA                           $    10,350      $    203
        Galapagos                           -
        Equus-Panama                       29,150           -
        SECSA                             (99,962)          -
                                      ------------     -----------
                                      $   (60,462)     $    203
                                      ============     ===========

      In general, the minority interest is calculated based on the ownership interest of the minority partners. Following the redemption, HDA has a
minority partner owning a 1% interest.   Galapagos' minority partners own a
45% interest.   However, during the three months ended March 31, 1999 and
1998, the Company did not recognize minority interest in Galapagos' losses amounting to $27,870 and $91,530, respectively, because the minority partners have no legal obligation to fund such losses in excess of their investment. Equus-Panama minority partners own a 49% interest effective October 22, 1998 after the issuance of new stock pursuant to a public offering in Panama.

     On May 14, 1999, the Company issued 85,000 to accredited investors pursuant to the terms of a private offer that commenced in December 1998.

     Currencies

     The Company consolidates its accounts with Galapagos and SECSA whose functional currency are the Dominican Republic peso and the Colombian peso, respectively. The United States dollars ("US$") are also a recording currency in these countries. US$ are exchanged into these foreign currencies ("FC$") and vice versa through commercial banks and/or the central banks.
The Company remeasures the monetary assets and liabilities of the foreign
(PAGE)
subsidiaries that were recorded in US$ into the FC$ using the exchange rates in effect at the balance sheet date (the "current rate") and all other assets and liabilities and capital accounts, at the historical rates. The Company then translates the financial statements of the foreign subsidiaries from FC$ into US$ using the current rates, for all assets and liabilities, and the average exchange rates prevailing during the year, for revenues and expenses.

     For the three months ended March 31, 1999 and 1998, net exchange losses resulting from remeasurement of accounts, together with losses from foreign currency transactions, amounted to $37,597 and $17,866, respectively, which
amounts are included as general and administrative expenses.   Accumulated
net losses from changes in exchange rates due to the translation of assets and liabilities of the foreign subsidiaries are included in partners' deficit and at March 31, 1999 and December 31, 1998 amounted to $52,242 (including $10,500 from unsettled intercompany transactions) and $103,350 (including $35,590 from unsettled intercompany transactions), respectively. The exchange rates in Dominican Republic as of March 31, 1999 and December 31, 1998 were US$1.00 to FC$16.00 and US$1.00 to FC$15.85, respectively. The average exchange rates in Dominican Republic prevailing during the three months ended March 31, 1999 and 1998, were US$1.00 to FC$16.00 and US$1.00 to FC$14.63, respectively. The exchange rate in Colombia as of March 31, 1999 and December 31, 1998 was approximately US$1.00 to FC$1,500.

     The Company also consolidates its accounts with Equus-Panama whose functional currencies are the Panama balboas and the US$. Because these currencies are of equivalent value, there is no effect attributed to foreign currency transactions of Equus-Panama.


2.  COMMITMENTS AND CONTINGENCIES:

     Los Comuneros Racetrack

     SECSA is in the process of negotiating certain contracts in connection with the operation of Los Comuneros, which should be in effect during 1999. In January 1999, SECSA received as a capital contribution from minority stockholders, all assets and liabilities that were employed by the prior operator of Los Comuneros. The assets consisted, mainly, of land, buildings and property for approximately $4.7 million.

     The liabilities included, mainly, accounts payable to vendors and horseowners and certain financial obligations with various maturities through 2004. These obligations, which at March 31, 1999 amounted to approximately $615,000 are recorded in the accompanying consolidated balance sheet as accounts payable and accrued liabilities.


3.  FIRST MORTGAGE NOTES:

     Pursuant to a private offering, El Comandante Capital Corp. ("ECCC"), a single-purpose wholly owned subsidiary of HDA, issued first mortgage notes in the aggregate principal amount of $68 million (the "First Mortgage Notes") under an indenture dated December 15, 1993 (the "Indenture").
(PAGE)
     The First Mortgage Notes mature on December 15, 2003 and bear interest at 11.75%, payable semiannually. On January 5, 1999, HDA redeemed First

Mortgage Notes in the principal amount of $3 million (of which $380,000 corresponded to the Notes purchased by ECMC in December 1998) at 110% of par.

     HDA is required to redeem First Mortgage Notes commencing on December 15, 2000. The stated maturities of the First Mortgage Notes at March 31, 1999, reduced by prior redemptions are as follows (in thousands):

                             Year ending  Gross         Purchased     Net
                             March 31,     Amount       by ECMC       Amount
                             ----------   -------       -----------   -------
                                2000      $  -          $    -        $  -
                                2001          563            563         -
                                2002       10,200          6,557       3,643
                                2003       10,200            -        10,200
                                2004       40,800            -        40,800
                                          --------      --------     -------
                                           61,763          7,120      54,643
               Less note discount          (1,100)           (79)     (1,021)
                                          --------      --------     -------
                                          $60,663       $  7,041     $53,622
                                          ========      ========     =======

4.   BONDS AND NOTES PAYABLE AND CAPITAL LEASES:

     The Company's outstanding notes payable consist of the following:
                                                                 Balance
                                                        -----------------------
                                Maturity   Interest    March 31,   December 31,
 Borrower        Description        Date       Rate       1999          1998
-----------   --------------    ---------  -------   -----------   ----------
 ECMC            Line of Credit(a)  5/21/00  P+1.0%   $  293,270   $  649,100
 ECMC            Term Loan (b)      1/05/00  P+0.75%   2,500,000     1,850,000
 Equus-Panama    Line of Credit(c)  8/25/99   10.5%      205,199       142,697
 The Company     Loan (d)              -     P+1.0%         -          200,000
                                                      ----------    ----------
                                                      $2,998,469    $2,841,797
                                                       =========    ==========

     At March 31, 1999 and December 31, 1998, prime rate (P) was 7.75%

 (a) Maximum outstanding balance is $750,000. Available to finance loans to Puerto Rico horseowners for the acquisition of horses.

 (b) Maximum outstanding balance is $2.5 million. Collateralized by the First Mortgage Notes purchased by ECMC (see Note 3).

 (c) Maximum outstanding balance is $250,000. Available to finance loans to Panama horseowners for the acquisition of horses.

 (d) Loan made by IBC in 1998 and repaid in March, 1999.
(PAGE)

     Pursuant to a public offering, Equus-Panama issued $4 million in unsecured bonds in October 1998. Interest is payable at 11% rate per annum on a quarterly basis.

     The following table summarizes future minimum payments on capital leases, notes payable and bond payable of the Company and its consolidated subsidiaries:

     Due during the year              Capital        Notes           Bonds
     ending March 31,                 Leases         Payable         Payable
     --------------------          ----------       ----------       ----------
        2000                       $1,033,792       $2,998,469       $    -
        2001                          902,378                             -
        2002                          365,393           -               600,000
        2003                          184,630           -             1,000,000
        2004                          126,674           -             1,200,000
        2005                            -               -             1,200,000
                                   ----------       ----------       ----------
                                    2,612,867        2,998,469        4,000,000
       Less-interest                 (340,563)                           -
                                   ----------       ----------       ----------
                                   $2,272,304       $2,998,469       $4,000,000
                                   ==========       ==========       ==========


5.  RELATED PARTY TRANSACTIONS:

     The following represents a summary of amounts incurred for services rendered by certain related parties, namely, Equus Management Company ("EMC"), general partner of the Company, Interstate Business Corporation ("IBC"), sole owner of EMC, American Community Property Trust ("ACPT") and Interstate General Company L.P. ("IGC"):

                                                    For the Three
                                                    Months ended
       Services Rendered                               March 31,
     ---------------------                          ---------------
     To            By         Concept                1999      1998
     -----------   --------  ------------           ------    ------
     The Company   IBC       Accounting services   $  -      $ 3,000
     The Company   ACPT      Support agreement       8,100     3,500
     The Company   EMC       Directors fees         22,750    22,750
     ECMC          IGC       Services of James
                               J. Wilson            33,750      -
     EEC           ACPT      Rent office space      10,500      -

6.  SEGMENT INFORMATION:

     The Company has identified four reportable segments, based on geographical considerations: Puerto Rico, Dominican Republic, Colombia and Panama. The following present the segment information for three months ended March 31, 1999, and 1998 (in thousands):
(PAGE)
                               Puerto   Dominican
                                Rico    Republic   Colombia  Panama   Total
                               -------  ---------  --------  ------- -------
1999:

Commissions on wagering        $13,563  $ 1,079    $   237   $ 2,430  $17,309
Total revenues                  14,213    1,551        709     2,513   18,986
Financial expenses               1,857       16         63       138    2,074
Depreciation and amortization      572      101         66       137      876
Income (loss) before income
   taxes and minority interest   1,060      (62)      (200)       60      858
Capital improvements             1,695       10        623       131    2,459
Total assets                    53,766    2,020      5,916     8,726   70,428


1998:

Commissions on wagering        $13,400  $ 1,227    $   -     $ 1,750  $16,377
Total revenues                  13,985    1,651        -       1,801   17,437
Financial expenses               2,130       39        -          36    2,205
Depreciation and amortization      680      144        -          91      915
Income (loss) before income
   taxes and minority interest     119     (203)                 (66)    (150)
Capital improvements               519      (25)       -       2,739    3,233





























(PAGE)
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The Company's results of operations are principally attributed to its interests in thoroughbred horse race tracks: (i) El Comandante in Puerto Rico, operated since January 1, 1998 by El Comandante Management Company, LLC ("ECMC"), (ii) V Centenario in the Dominican Republic, operated since April 1995 by Galapagos S.A., (iii) Presidente Remon in Panama, operated since January 1, 1998 by Equus Entertainment de Panama, S.A. ("Equus-Panama") and Los Comuneros in Colombia, operated since January 1999 by Equus Comuneros, S.A. ("SECSA").

     The following discussion compares the results of operations of the Company for the three months ended March 31, 1999, with the results of operations for the three months ended March 31, 1998.

REVENUES

     Revenues increased in the first quarter of 1999 by $1,547,000 (8.9%) compared to the first quarter of 1998. The increase in revenues was attributed in part to revenues earned by SECSA of approximately $709,000 which commenced operating Los Comuneros in January 1999.

     Commissions on Wagering

     Commissions on wagering increased $932,000 (5.7%) during the three months ended March 31, 1999 as compared with the three months ended March 31, 1998. The increase was the net result of an increase of $163,000 in commissions on wagering at El Comandante, a decrease of $148,000 at Galapagos, an increase of $680,000 at Presidente Remon and $237,000 of commissions on wagering at Los Comuneros. Live racing at Los Comuneros has been conducted only one day per week while the off-track betting operation is upgraded and the race track improved.

     The increase in wagering at El Comandante was mainly due to the fact that races are being held on Saturdays instead of Thursday since November 14, 1998, when races resumed after Hurricane Georges. The decline in wagering at V Centenario continues to be attributed in part to the competition posed by the government-licensed electronic lottery and to the difficulties in arranging for live broadcasting of races by commercial television with broad island-wide penetration. The increase in wagering at Presidente Remon was directly related to more OTB agencies on line, more race days (live racing commenced in April 1998) and an additional race day per week (effective April
1998) during the first quarter of 1999.

     Net Revenues from Lottery Services

     Net revenues from lottery services by Galapagos decreased by $87,000 in the first quarter of 1999 compared to the first quarter of 1998. The decrease in revenues was principally due to a reduction in the amount billed
(PAGE)
to the lottery operator as reimbursement for the telephone line costs, as a result of an amendment to the contract effective in late 1998.

     Other Revenues

     Other revenues increased $702,000 in the first quarter of 1999, as compared to the first quarter of 1998. The increase was principally attributed to revenues of the Colombia operation of $472,000.


EXPENSES

     Expenses increased in the first quarter of 1999 by $541,000 (3.1%) compared to the first quarter of 1998. The increase was attributed to approximately $909,000 in expenses of SECSA, net of decreases in various categories of expenses of the other race tracks.

     Payments to Horseowners

     Payments to horseowners increased $415,000 in the first quarter of 1999, as compared to the first quarter of 1998. Excluding payments to horseowners of Los Comuneros, there was an increase of $225,000, which was directly related to the net increases in wagering.

     Financial Expenses

     Financial expenses decreased $131,000 in the first quarter of 1999, compared to the first quarter of 1998. Excluding financial expenses of SECSA, there was a decrease of $194,000. The decrease is primarily attributable to a reduction in financing costs of the First Mortgage Notes, due to the purchase in December 1998 by ECMC of $7.5 million in principal amount of Notes (treated in the consolidated financial statements of the Company as a redemption) and the redemption in January 5, 1999 of $3 million in principal amount of Notes. The decrease was offset in part by an increase due to interest on the $4 million in unsecured bonds issued by Equus-Panama in October 1998.

     Depreciation and Amortization

     Depreciation decreased $39,000 in the first quarter of 1999 as compared to the first quarter of 1998. Excluding depreciation and amortization of SECSA, there was a decrease of $105,000. The decrease was principally attributed to a reduction in depreciation of assets of El Comandante due to the write-off of the book value of property damaged by Hurricane Georges in late 1998.

     Other Expenses

     Other expenses increased $296,000 to $6,784,000 in the first quarter of 1999 from $6,488,000 in the first quarter of 1998. The net increase was attributed to a combination of factors: (i) approximately $590,000 in other expenses of SECSA in 1999, (ii) a full quarter of operations of Equus-Panama during 1999 (live racing operations at Presidente Remon commenced in February
(PAGE)
14, 1998), (iii) reduction in satellite costs incurred for the simulcast of El Comandante races to Dominican Republic due to change to a digital signal in mid-1998, (iv) reduction in repair and maintenace work at El Comandante, as there are currently major renovations and improvements underway for damage caused by Hurricane Georges in September 1998.


PROVISION FOR INCOME TAXES

     The provision for income tax is primarily related to Puerto Rico income taxes on the Company's income from Puerto Rico sources related to its interest in El Comandante, without taking into account results of operations of Galapagos, Equus-Panama or SECSA. Due to accumulated losses, none of these foreign subsidiaries requires a provision for income taxes.


MINORITY INTEREST

     The Company's minority interest is attributed to the income and losses allocable to the minority partners of Galapagos, Equus-Panama (effective October, 1998) and SECSA (effective January, 1999). Because accumulated losses of Galapagos allocable to minority partners had exceeded their investment, the Company did not recognized minority interest of $27,870 and $91,530, in losses of Galapagos for the three months ended March 31, 1999 and 1998.


LIQUIDITY AND CAPITAL RESOURCES

Overview

     The principal source of cash of Equus Gaming Company L.P. (the "Company" or, when referred to the individual entity, "Equus") has been distributions related to its ownership interest in HDA, the owner and operator (through its wholly owned subsidiary, ECMC) of El Comandante race track in Puerto Rico. Due to certain restrictions under HDA's indenture for the issuance of its 11.75% First Mortgage Notes due 2003 (the "Indenture"), cash held by HDA and/or ECMC is not readily available to Equus. Therefore, capital resources and liquidity of Equus are discussed separately, excluding the cash flows and operations of HDA (including ECMC) and its other foreign subsidiaries, which funds are not readily available to the Company. A separate discussion of the capital resources and liquidity of HDA (including ECMC) is also presented.

     Because the liquidity and capital resources discussion is not presented on a consolidated basis, some of the discussion relates to transactions that are eliminated in the Company's consolidated financial statements.


Liquidity and Capital Resources of Equus

     Cash and cash equivalent of Equus, increased by $464,000 during the three months ended March 31, 1999. Equus's liquidity mainly depends on (i) cash distributions from HDA and (ii) cash flow from operations, attributable
(PAGE)
to agreements that Equus has (through its wholly-owned subsidiary, EEC) to provide management services and technical assistance in the operation of the race tracks in Puerto Rico, Dominican Republic, Panama, and, Colombia.

     On March 19, 1999, The Wilson Family Limited Partnership, a major unitholder Equus, purchased 2,911,764 units for $2,970,000 pursuant to the terms of a private offering which commenced on December 16, 1998. Proceeds from the private offering were used by Equus (i) to purchase HDA's 37.5% interest in Equus-Panama (including receivable) and HDA's 55% interest in Galapagos (including receivable) for $1.85 million, (ii) repay a $200,000 short-term loan from an affiliate, (ii) invest $650,000 in Los Comuneros, and
(iv) for working capital purposes.

     For the balance of the year, Equus will invest approximately an additional $400,000 in Los Comuneros and $200,000 in the Dominican Republic operations. These investments requirements will be funded from funds obtained through the private offering of Equus' Units (on May 14, 1999, an additional 85,000 units were issued for $86,700) and cash distributions from HDA. HDA's distributions to partners, including Equus, are based on a percentage of HDA's consolidated book income (calculated on a cumulative basis since January 1, 1994).

Liquidity and Capital Resources of HDA and ECMC

     Cash and cash equivalents of HDA and ECMC, increased by $97,196 during the three months ended March 31, 1999 to $6,092,821. HDA's principal uses of cash during the first quarter of 1999, attributable to financing and investing activities, were as follows:

     (i) Capital improvements to El Comandante race track of $1,687,000, incurred as a result of damage caused by Hurricane Georges in September 1998.

     (ii) Payments of $262,000 on capital leases for equipment used in El Comandante operations.

     (iii) Redemption on January 5, 1999 of First Mortgage Notes in the principal amount of $3 million at 110% of par, reduced by the portion corresponding to the notes purchased by ECMC in December 1998.

     (iv) Advances to Equus in the amount of $800,000 bsed on income generated by HDA, on a consolidated basis, during first quarter of 1999.

     In addition to cash available at the beginning of the year and cash flows provided by operations, HDA and ECMC obtained funds for its financing and investing transactions principally from $650,000 in advances drawn under its $2.5 million line of credit and the sale to Equus of HDA's interest in Equus-Panama (including receivable) and Galapagos (including receivables) for $1.85 million.

     For the balance of the year the projected principal uses of cash for financing and investing activities of HDA and ECMC, are: (i) capital improvements to continue the reconstruction of El Comandante race track from damage caused by Hurricane Georges of approximately $3.3 million, (ii)
(PAGE)
principal payments on capital leases for El Comandante operations, and (iii) cash distributions to partners, including Equus.

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

     HDA's First Mortgage Notes bear interest at 11.75%, payable semiannually on June 15 and December 15, and are secured by El Comandante assets. The First Mortgage Notes are redeemable, at the option of HDA, at redemption prices (expressed as percentages of principal amount): if redeemed during the 12-month period beginning December 15 of years 1998 at 104.125%, 1999 at 102.75%, 2000 at 101.5%, and 2001 and thereafter at 100% of principal amount, in each case together with accrued and unpaid interest. The stated maturity dates of First Mortgage Notes, as reduced by prior redemptions made by HDA and by the Notes purchased by ECMC in December 1998 in the open market, are as follows:
                      Year ending     Net
                      March 31,       Amount
                      -----------     --------

                      2002            $ 3,643
                      2003             10,200
                      2004             40,800
                                      -------
                                      $54,643
                                      =======

Management expects to refinance this obligation not later than December 2002.

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


Year 2000 Computer Issue

     What is Year 2000. The Year 2000 ("Y2K") issue is the result of many computer systems and applications and other electronically controlled systems
(PAGE)
and equipment using two-digit fields rather than four to designate a year.
As the century date occurs, date sensitive systems with this deficiency may recognize the year 2000 as year 1900 or not at all. This inability to recognize or properly treat the year 2000 can cause the system to process critical financial information and operations information incorrectly, disrupting the normal business activities of companies.

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

     Third Party Impact on Operations. The Company utilized software and related computer technologies essential to the wagering operations and the off-tack betting system of its race tracks, which is provided by an outside firm. The Company presently relies in the representations made by this firm which believes that with modifications to existing software and conversions to new software, the Y2K issue can be mitigated. The Company also utilized certain telecommunication systems for the transmission of data between the
race tracks and its off-track betting agencies.        The Company has initiated
formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties failure to
remediate their own Y2K issue.   However, if such modifications and
conversions are not made, or are not completely timely, the Y2K issue will have a material impact on the operations and the financial condition of the Company and its subsidiaries as the race tracks would not be able to process wagering, resulting in loss of revenues.

     Costs to Achieve Y2K Compliance. The Company has estimated total remaining cost of the Y2K project in less than $100,000 for acquisition of equipment and systems upgrades. These costs are being funded through operating cash flows at each race track, mostly attributable to the acquisition of equipment, which will be capitalized. The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors.

(PAGE)
     Risks of Y2K Issue. The failure of the Company's financial systems and accounting operations will affect the Company's reporting functions.
However, these functions are not considered detrimental to the Company's operations. The failure of the wagering computer system and software, provided by an outside firm, will not allow the race tracks to process wagering or take bets through its off-track betting system, resulting in the lost of revenues. This risk would seriously affect the financial condition of the Company.
     Contingency Plans. The Company is evaluating various alternative scenarios in order to complete a contingent operational work plan to continue business operations beyond 1999. Said plan will attempt to achieve, mainly, the continuance of the wagering operations of the race tracks. The contingent plan is expected to be completed by September 30, 1999.


Forward-Looking Statement

     Certain matters discussed and statements made within this Form 10-K are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it
can give no assurance that its expectations will be attained.   These risks
are detailed from time to time in the Company's filing within the Securities and Exchange Commission or other public statements.

PART II - OTHER INFORMATION

Items 1-6   None





















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


May 17, 1999                          /s/ Thomas B. Wilson
-----------------                     ------------------------
Date                                  Thomas B. Wilson
                                      President & Chief Executive Officer


May 17, 1999                          /s/ Gretchen Gronau
-----------------                     -----------------------------
Date                                  Gretchen Gronau
                                      Vice President and
                                       Chief Financial Officer