Form 10-Q
period 1999-06-30
EQUUS GAMING CO LP
filed 1999-08-17
CIK 928423

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  1999,  OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR  THE  TRANSITION  PERIOD  FROM  __________TO___________

                        Commission file number 000-25306

                            EQUUS GAMING COMPANY L.P.

--------------------------------------------------------------------------------

     (Exact  name  of  registrant  as  specified  in  its  charter)

                    Virginia                           52-1846102
--------------------------------------------------------------------------------
          (State or other jurisdiction  of          (I.R.S.  Employer
          incorporation or organization)            Identification  No.)


                             650 Munoz Rivera Avenue
                            Doral Building, 7th Floor
                               Hato Rey, PR  00918
--------------------------------------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)


                                 (787) 753-0676
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing  requirements  for  the  past  90  days.   Yes  X   No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,389,824 Class A Units

                            EQUUS GAMING COMPANY L.P.
                                    FORM 10 Q

                                      INDEX

                                                                         PAGE
PART  I  -  FINANCIAL  INFORMATION                                       NUMBER
                                                                         ------
     Item  1  -  Consolidated  Financial  Statements

        Consolidated  Statements  of  Income  (Loss)  for  the
        Six  Months  Ended  June  30,  1999  and  1998  (Unaudited)          1

        Consolidated  Statement  of  Loss  for  the  Three
        Months  Ended  June  30,  1999  and  1998  (Unaudited)               2

        Consolidated  Statements  of  Comprehensive  Income
        (Loss)  for  the  Six  and  the  Three  Months  Ended
         June  30,  1999  and  1998  (Unaudited)                             3

        Consolidated  Balance  Sheets  at  June  30,  1999
        (Unaudited)  and  December  31,  1998  (Audited)                     4

        Consolidated  Statement  of  Changes  in  Partners'  Deficit
        for  the  Six  Months  Ended  June  30,  1999  (unaudited)           6

        Consolidated  Statements  of  Cash  Flows  for  the  Six
        Months  Ended  June  30,  1999  and  1998  (Unaudited)               7

        Notes  to  Consolidated  Financial  Statements                       9

     Item  2  --  Management's  Discussion  and  Analysis  of
                  Financial  Condition  and  Results of  Operations         15

        Results  of  Operations                                             15

        Liquidity  and  Capital  Resources                                  18

PART  II  -  OTHER  INFORMATION

     Item  1  -  Legal  Proceedings                                         22

     Item  2  -  Material  Modifications  of  Rights  of
                 Registrant's  Securities                                   22

     Item  3  -  Default  upon  Senior  Securities                          22

     Item  4  -  Submission  of  Matters to a Vote of
                 Security  Holders                                          22

     Item  5  -  Other  Information                                         22

     Item  6  -  Exhibits  and  Reports  on  Form  8-K                      22

Signatures                                                                  23

                            EQUUS GAMING COMPANY L.P.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)


                                                  1999           1998
                                                -----------  -----------
REVENUES:
  Commissions on wagering                     $ 33,355,001   $31,173,379
  Net revenues from lottery services               265,538       621,956
  Other revenues                                 2,056,264     1,707,904
                                                -----------  -----------
                                                35,676,803    33,503,239
                                                -----------  -----------
EXPENSES:
  Payments to horseowners                       16,425,853    15,214,005
  Salaries, wages and employee benefits          5,473,900     5,598,469
  Operating expenses                             3,953,395     4,514,403
  General and administrative                     1,774,659     1,171,058
  Marketing, television and satellite costs      2,212,498     1,933,323
  Financial expenses                             4,147,602     4,449,590
  Depreciation and amortization                  1,722,287     1,822,993
                                                -----------  -----------
                                                35,710,194    34,703,841
                                                -----------  -----------
LOSS BEFORE INCOME TAXES, MINORITY INTEREST
  AND EXTRAORDINARY ITEM                           (33,391)   (1,200,602)

PROVISION FOR INCOME TAXES                         329,914             -
                                                -----------  -----------
LOSS BEFORE MINORITY INTEREST AND
 EXTRAORDINARY ITEM                               (363,305)   (1,200,602)

MINORITY INTEREST IN LOSSES                       (430,705)       (8,921)
                                                -----------  -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM             67,400    (1,191,681)

EXTRAORDINARY ITEM - discount on early
  redemption of First Mortgage Notes                22,680             -
                                                -----------  -----------
NET INCOME (LOSS)                             $     90,080   $(1,191,681)
                                                ===========  ===========
ALLOCATION OF NET INCOME (LOSS):
  General Partner                             $        901   $   (11,917)
  Limited Partners                                  89,179    (1,179,764)
                                                -----------  -----------
                                              $     90,080   $(1,191,681)
                                                ===========  ===========
BASIC AND DILUTED PER UNIT NET INCOME (LOSS)  $       0.01   $     (0.19)
                                                ===========  ===========
WEIGHTED AVERAGE UNITS OUTSTANDING               7,141,891     6,333,617
                                                ===========  ===========

     The accompanying notes are an integral part of these consolidated financial statements.

                            EQUUS GAMING COMPANY L.P.
                         CONSOLIDATED STATEMENTS OF LOSS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)


                                                  1999           1998
                                              -------------  -------------
REVENUES:
  Commissions on wagering                     $ 16,045,600   $ 14,796,612
  Net revenues from lottery services               123,045        393,389
  Other revenues                                   522,472        876,337
                                              -------------  -------------
                                                16,691,117     16,066,338
                                              -------------  -------------
OPERATING EXPENSES:
  Payments to horse owners                       8,032,784      7,235,852
  Salaries, wages and employee benefits          2,561,110      2,822,028
  Operating expenses                             1,789,963      2,309,818
  General and administrative                       996,186        605,043
  Marketing and satellite transmission costs     1,282,458        991,851
  Financial expenses                             2,073,647      2,244,609
  Depreciation and amortization                    846,343        907,576
                                              -------------  -------------
                                                17,582,491     17,116,777
                                              -------------  -------------
LOSS BEFORE INCOME TAXES, MINORITY INTEREST
   AND EXTRAORDINARY ITEM                         (891,374)    (1,050,439)

INCOME TAX BENEFIT                                  (8,573)       (99,500)
                                              -------------  -------------
LOSS BEFORE MINORITY INTEREST AND
  EXTRAORDINARY ITEM                              (882,801)      (950,939)

MINORITY INTEREST IN LOSSES                       (370,243)        (9,124)
                                              -------------  -------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM           (512,558)      (941,815)

EXTRAORDINARY ITEM - discount on early
  redemption of First Mortgage Notes                22,680              -
                                              -------------  -------------
                                              $   (489,878)  $   (941,815)
NET LOSS                                      =============  =============

ALLOCATION OF NET LOSS:
  General Partners                            $     (4,899)  $     (9,418)
  Limited Partners                                (484,979)      (932,397)
                                              -------------  -------------
                                              $   (489,878)  $   (941,815)
                                              =============  =============
BASIC AND DILUTED NET LOSS PER UNIT           $      (0.06)  $      (0.15)
                                              =============  =============
WEIGHTED AVERAGE UNITS OUTSTANDING               8,401,143      6,333,617
                                              =============  =============

                   The accompanying notes are an integral part of these consolidated financial statements.

                            EQUUS GAMING COMPANY L.P.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                 FOR THE SIX AND THE THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)


FOR THE SIX MONTHS ENDED JUNE 30,          1999           1998
                                       -------------  -------------
  NET INCOME (LOSS)                    $     90,080   $(1,191,681)

  OTHER COMPREHENSIVE INCOME (LOSS):

    Currency translation adjustments        130,761       (38,661)
                                       -------------  -------------
  COMPREHENSIVE INCOME (LOSS)          $    220,841   $(1,230,342)
                                       =============  =============


FOR THE THREE MONTHS ENDED JUNE 30,

  NET LOSS                             $   (489,878)  $  (941,815)

  OTHER COMPREHENSIVE INCOME (LOSS):

    Currency translation adjustments         65,239       (28,326)
                                       -------------  -------------
  COMPREHENSIVE LOSS                   $   (424,639)  $  (970,141)
                                       =============  =============

                   The accompanying notes are an integral part of these consolidated financial statements.

                            EQUUS GAMING COMPANY L.P.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                  JUNE 30,      DECEMBER 31,
                                                    1999            1998
                                               --------------  --------------
                                                 (Unaudited)     (Audited)
CASH AND CASH EQUIVALENTS:
   Unrestricted                                $   1,287,585   $   6,462,992
   Restricted                                        623,639         174,275
                                               --------------  --------------
                                                   1,911,224       6,637,267
                                               --------------  --------------

PROPERTY AND EQUIPMENT:
  Land                                             7,924,549       7,128,858
  Buildings and improvements                      53,460,518      44,615,936
  Equipment                                       12,058,114      10,924,669
                                               --------------  --------------
                                                  73,443,181      62,669,463
  Less - accumulated depreciation                (16,605,218)    (15,199,341)
                                               --------------  --------------
                                                  56,837,963      47,470,122
                                               --------------  --------------

DEFERRED COSTS, NET:
  Financing                                        2,723,187       3,075,706
  Costs of Panama contract                         2,035,000       2,090,000
  Other                                              383,635         209,852
                                               --------------  --------------
                                                   5,141,822       5,375,558
                                               --------------  --------------

OTHER ASSETS:
  Accounts receivable, net                         1,826,958       1,160,468
  Notes receivable                                 1,322,169       1,708,211
  Investment in Equus Comuneros S.A.("SECSA")              -         950,000
  Prepayments and other assets                       830,325         737,580
                                               --------------  --------------
                                                   3,979,452       4,556,259
                                               --------------  --------------
                                               $  67,870,461   $  64,039,206
                                               ==============  ==============

                            EQUUS GAMING COMPANY L.P.
                           CONSOLIDATED BALANCE SHEETS

                                   (continued)

                        LIABILITIES AND PARTNERS' DEFICIT


                                                JUNE 30,      DECEMBER 31,
                                                  1999            1998
                                             --------------  --------------
                                               (Unaudited)     (Audited)
FIRST MORTGAGE NOTES:
  Principal, net of note discount of
    $975,240 and $1,068,540                  $  53,478,760   $  56,194,460
  Accrued interest                                 265,963         317,069
                                             --------------  --------------
                                                53,744,723      56,511,529
                                             --------------  --------------

OTHER LIABILITIES:
  Accounts payable and accrued liabilities       8,526,089       8,088,343
  Outstanding winning tickets and refunds        1,059,947         519,484
  Notes payable                                  2,878,374       2,841,797
  Bonds payable                                  4,000,000       4,000,000
  Capital lease obligations                      2,547,959       2,249,076
                                             --------------  --------------
                                                19,012,369      17,698,700
                                             --------------  --------------

DEFERRED INCOME TAXES                            2,958,453       2,628,539
                                             --------------  --------------

MINORITY INTEREST                                3,073,563       1,266,849
                                             --------------  --------------
COMMITMENTS AND CONTINGENCIES, see Note 2

PARTNERS' DEFICIT:
  General Partners                                (743,235)       (745,444)
  Limited Partners - 10,383,617 units
    authorized; 8,389,824 and 5,398,060
  units issued and outstanding in 1999
  and 1998, respectively                       (10,175,412)    (13,320,967)
                                             --------------  --------------
                                               (10,918,647)    (14,066,411)
                                             --------------  --------------
                                             $  67,870,461   $  64,039,206
                                             ==============  ===============

                            EQUUS GAMING COMPANY L.P.
              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                      FOR THE SIX MONTHS ENDED JUNE 30, 1999


                                      GENERAL         LIMITED
                                      PARTNERS        PARTNERS         TOTAL
                                    -------------  --------------  --------------
BALANCES, December 31, 1998         $   (745,444)  $ (13,320,967)  $ (14,066,411)


  Net income for the period                  901          89,179          90,080

  Currency translation adjustments         1,308         129,453         130,761

  Cash distributions to minority
    partner of HDA                             -         (18,106)        (18,106)

Issuance of units, net of costs                -       2,945,029       2,945,029
                                    -------------  --------------  --------------
BALANCES, June 30, 1999             $   (743,235)  $ (10,175,412)  $ (10,918,647)
                                    =============  ==============  ==============

                   The accompanying notes are an integral part of these consolidated financial statements.

                            EQUUS GAMING COMPANY L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)


                                                          1999          1998
                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss). . . . . . . . . . . . . . . . .  $    90,080   $(1,191,681)
                                                      ------------  ------------

  Adjustments to reconcile net income
    (loss) to net cash provided
      by operating activities-
        Depreciation and amortization. . . . . . . .    2,064,747     2,175,550
      Deferred income tax provision. . . . . . . . .      277,772             -
      Currency translation adjustments . . . . . . .       66,243       (38,661)
      Minority interest. . . . . . . . . . . . . . .       (6,961)       (8,921)
        Extraordinary item . . . . . . . . . . . . .       22,680             -
      Decrease (increase) in assets-
        Accounts receivable. . . . . . . . . . . . .     (403,609)     (850,490)
          Prepayments and other assets . . . . . . .      478,482      (235,514)
        Deferred costs . . . . . . . . . . . . . . .     (148,862)      339,937
        Increase (decrease) in liabilities-
        Accrued interest on first mortgage notes . .      (51,106)       16,735
           Accounts payable and accrued liabilities.   (1,876,911)      923,411
        Outstanding winning tickets and refunds. . .      540,463        (2,047)
         Other obligations . . . . . . . . . . . . .            -      (150,000)
                                                      ------------  ------------

       Total adjustments . . . . . . . . . . . . . .      962,938     2,170,000
                                                      ------------  ------------

       Net cash provided by operating activities . .    1,053,018       978,319
                                                      ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures . . . . . . . . . . . . . . .   (6,123,358)   (5,804,239)
      Decrease (increase) in notes receivable, net .      386,042      (467,473)
  Acquisition of ECOC cash accounts upon
    termination of lease agreement . . . . . . . . .            -     1,061,239
                                                      ------------  ------------

        Net cash used in investing activities. . . .   (5,737,316)   (5,210,473)
                                                      ------------  ------------

                                   (continues)

                            EQUUS GAMING COMPANY L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                   (continued)

                                                       1999          1998
                                                   ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of First Mortgage Notes. . . . . . .  $(3,048,320)  $         -
  Contributions by minority stockholders. . . . .       40,158        33,410
  Repayment of loans to affiliates. . . . . . . .     (200,000)            -
  Loans from financial institutions . . . . . . .    1,075,000     5,802,920
    Payments on notes payable and capital
    lease obligations . . . . . . . . . . . . . .     (934,578)     (817,091)
  Increase in deferred costs. . . . . . . . . . .       (7,499)      (20,242)
  Issuance of units . . . . . . . . . . . . . . .    3,051,600             -
  Cash distributions to minority
    partners of HDA . . . . . . . . . . . . . . .      (18,106)            -
                                                   ------------  ------------

        Net cash (used in) provided by
          financing activities. . . . . . . . . .      (41,745)    4,998,997
                                                   ------------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . .   (4,726,043)      766,843

CASH AND CASH EQUIVALENTS, beginning of year. . .    6,637,267       507,656
                                                   ------------  ------------

CASH AND CASH EQUIVALENTS, end of period. . . . .  $ 1,911,224   $ 1,274,499
                                                   ============  ============


SUPPLEMENTAL INFORMATION:
  Interest paid . . . . . . . . . . . . . . . . .  $ 4,057,925   $ 4,043,948

  Income taxes paid . . . . . . . . . . . . . . .            -         1,240

NONCASH TRANSACTIONS:
  Equipment acquired through capital leases . . .      395,038       217,492

  Acquisition of ECOC's non cash accounts upon
    termination of lease agreement. . . . . . . .            -    (4,719,572)

  Units appreciation rights . . . . . . . . . . .            -        48,457

  Contribution of Los Comuneros non cash assets,
    net of liabilities (see Note 2) . . . . . . .    1,959,842             -

                   The accompanying notes are an integral part of these consolidated financial statements.

                            EQUUS GAMING COMPANY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS  OF  PRESENTATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES:

     Equus Gaming Company L.P. (the "Company"), a Virginia limited partnership, is engaged in thoroughbred racing, wagering and other gaming businesses in Central America and the Caribbean. Through its subsidiaries, the Company operates four race tracks and manages its off-track betting systems in different countries.

     The  Company  has  a  99%  interest  in Housing Development Associates S.E.
("HDA"), the owner of El Comandante Race Track ("El Comandante"), the only licensed thoroughbred racing facility in Puerto Rico. El Comandante is operated by a wholly-owned subsidiary of HDA, El Comandante Management Company, LLC ("ECMC").

     The Company has a 55% interest in Galapagos, S.A. ("Galapagos"), the operator since April 1995 of the V Centenario Race Track in the Dominican Republic ("V Centenario") and a 51% interest in Equus Entertainment de Panama, S.A. ("Equus-Panama"), the operator since January 1, 1998 of the Presidente Remon Race Track in the Republic of Panama ("Presidente Remon"). Both race tracks are government-owned and operated by the Company's subsidiaries under long-term contracts. The Company also has since early 1999 a controlling 50% interest in Equus Comuneros S.A. ("SECSA"), the owner and operator of Los Comuneros Race Track in Medellin, Colombia ("Los Comuneros").

     CONSOLIDATION  AND  PRESENTATION

     The consolidated financial statements as of June 30, 1999 and for the six and the three month periods ended June 30, 1999 and 1998 are unaudited but include all adjustments (consisting of normal recurring adjustments) which management considers necessary for a fair presentation of the results of operations of the interim periods. The operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year. Net income (loss) per Unit is calculated based on weighted average of Units outstanding. Outstanding warrants to purchase Units do not have a material dilutive effect on the calculation of earnings per Unit.

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

     The Company has minority partners in HDA, Galapagos, Equus-Panama and SECSA. Therefore, the Company recorded minority interest based on the income and (losses) of these consolidated subsidiaries that are attributable to the minority partners, as follows:

                 For the Six Months    For the Three Months
                    Ended June 30,        Ended June 30
                 --------------------  --------------------
Subsidiary. . .     1999       1998       1999       1998
                 ----------  --------  ----------  --------

   HDA. . . . .  $  22,110   $(8,921)  $  11,760   $(9,124)
   Galapagos. .          -         -           -         -
   Equus-Panama    (49,923)        -     (79,073)        -
   SECSA. . . .   (402,892)        -    (302,930)        -
                 ----------  --------  ----------  --------

                 $(430,705)  $(8,921)  $(370,243)  $(9,124)
                 ==========  ========  ==========  ========

      In general, the minority interest is calculated based on the ownership interest of the minority partners: 1% in HDA, 45% in Galapagos, 49% in
Equus-Panama (effective October 22, 1998 after the issuance of new stock pursuant to a public offering in Panama) and 50% in SECSA. However, during the six months ended June 30, 1999 and 1998, the Company did not recognize minority interest in Galapagos' losses amounting to $181,094 and $53,945, respectively, because the minority partners have no legal obligation to fund such losses in excess of their investment.

     On May 14, 1999, the Company issued 80,000 units accredited investors pursuant to the terms of a private offer that commenced in December 1998.

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

     For the six months ended June 30, 1999 and 1998, net exchange losses resulting from remeasurement of accounts, together with losses from foreign currency transactions, amounted to $91,126 and $71,936, respectively, which amounts are included as general and administrative expenses. Accumulated net losses from changes in exchange rates due to the translation of assets and liabilities of the foreign subsidiaries are included in partners' deficit and at June 30, 1999 and December 31, 1998 amounted to $27,406 and $103,350 (including $35,590 from unsettled intercompany transactions), respectively. The exchange rates in Dominican Republic as of June 30, 1999 and December 31, 1998 were US$1.00 to FC$16.30 and US$1.00 to FC$15.85, respectively. The average exchange rates in Dominican Republic prevailing during the six months ended June 30, 1999 and 1998, were US$1.00 to FC$16.15 and US$1.00 to FC$15.09, respectively. The exchange rate in Colombia as of June 30, 1999 and December 31, 1998 was approximately US$1.00 to FC$1,500.

     The Company also consolidates its accounts with Equus-Panama whose functional currencies are the Panama balboas and the US$. Because these currencies are of equivalent value, there is no effect attributed to foreign currency transactions of Equus-Panama.


2.  COMMITMENTS  AND  CONTINGENCIES:

     LOS  COMUNEROS  RACETRACK

     SECSA is in the process of negotiating certain contracts in connection with the operation of Los Comuneros, which should be in effect during 1999. In early 1999, SECSA received as a capital contribution from minority stockholders, all assets and liabilities that were employed by the prior operator of Los Comuneros. The assets consisted, mainly, of land, buildings and property for approximately $4.7 million.

     The liabilities included, mainly, accounts payable to vendors and horseowners and certain financial obligations with various maturities through 2004. These obligations, which at June 30, 1999 amounted to approximately $483,000 are recorded in the accompanying consolidated balance sheet as accounts payable and accrued liabilities.


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

     In June 1999, the Company purchased in the open market First Mortgage Notes in the principal amount of $189,000, at a discount. The Company intends to hold these First Mortgage Notes until maturity in cancellation of required partial redemptions in future years, as shown below. In connection with this transaction, the Company recognized as income $22,680 for the discount on the Notes, which is included in the accompanying consolidated statements of income
(loss)  as  an  extraordinary  item.

     HDA is required to redeem First Mortgage Notes commencing on December 15, 2000. The stated maturities of the First Mortgage Notes at June 30, 1999, reduced by prior redemptions, are as follows (in thousands):


               YEAR ENDING   GROSS   PURCHASED IN    NET
                JUNE 30,     AMOUNT  OPEN MARKET    AMOUNT
               ----------  ---------  ----------  ---------
                  2000     $  -       $  -        $       -
                  2001         563          563           -
                  2002      10,200        6,746       3,454
                  2003      10,200          -        10,200
                  2004      40,800          -        40,800

                            61,763        7,309      54,454
     Less note discount     (1,052)         (77)       (975)
                          --------  -----------  -----------
                           $60,711     $  7,232     $53,479
                          ========  ===========  ===========

     As of August 12, 1999, HDA has advanced Equus approximately $500,000, which technically is not in conformity with the terms of the Indenture. HDA expects to cure this default with the declaration of distributions in the future, based on income generated by HDA.


4.   BONDS  AND  NOTES  PAYABLE  AND  CAPITAL  LEASES:

     The  Company's  outstanding  notes  payable  consist  of  the  following:


     The  Company's  outstanding  notes  payable  consist  of  the  following:

                                                                     Balance
                                                              -----------------------
                                    Maturity      Interest     June 30,   December 31,
Borrower         Description          Date           Rate        1999        1998
------------  ------------------  -------------  -----------  ----------  -----------
ECMC          Line of Credit(a)         5/21/00       P+1.0%  $  193,270  $   649,100
ECMC          Term Loan (b)             1/05/00      P+0.75%   2,500,000    1,850,000
Equus-Panama  Line of Credit(c)         8/25/99        10.5%      13,822      142,697
Equus-Panama  Line of credit (c)        5/25/00        10.5%      46,282            -
Equus-Panama  Term loan                 4/12/00        10.5%     125,000            -
The Company   Loan (d)                     -          P+1.0%           -      200,000
                                                              ----------  -----------
                                                              $2,878,374  $ 2,841,797
                                                              ==========  ===========


     At June 30, 1999 and December 31, 1998, prime rate (P) was 8% and 7.75%, respectively.

 (a) Maximum outstanding balance is $750,000. Available to finance loans to Puerto Rico horseowners for the acquisition of horses.

 (b) Maximum outstanding balance is $2.5 million. Collateralized by the First Mortgage Notes purchased in the open market (see Note 3).

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

     The following table summarizes future minimum payments on capital leases, notes payable and bond payable of the Company and its consolidated subsidiaries:

DUE DURING THE YEAR     CAPITAL        NOTES       BONDS
ENDING JUNE 30,          LEASES       PAYABLE     PAYABLE
--------------------  ------------  -----------  ----------
   2000               $ 1,177,044   $ 2,878,374  $        -
   2001                   899,862             -     600,000
   2002                   459,368             -   1,000,000
   2003                   278,662             -   1,200,000
--------------------  ------------  -----------  ----------
                        2,967,087     2,878,374   4,000,000
  Less-interest          (419,128)            -
                      ------------  -----------  ----------
                        2,547,959   $ 2,878,374 $ 4,000,000
                      ============  ===========  ==========

5.  RELATED  PARTY  TRANSACTIONS:

     The following represents a summary of amounts incurred for services rendered by certain related parties, namely, Equus Management Company ("EMC"), general partner of the Company, American Community Property Trust ("ACPT") and Interstate General Company L.P. ("IGC"):

                                          For the Six        For the Three
                                          Months  Ended      Months Ended
Services  Rendered                           June  30,        June  30,
                                        ----------------  ----------------
To              By        Concept        1999     1998     1999     1998
-------------  ----  -----------------  -------  -------  -------  -------
The Company    ACPT  Support agreement  $16,200  $ 7,500  $ 8,100  $ 4,000
The Company    EMC   Directors fees      43,500   46,500   20,750   23,750
ECMC           IGC   Services of James
                        J. Wilson        67,500        -   33,750        -
EEC            ACPT  Rent office space   21,000   21,000   10,500   10,500

6.  SEGMENT  INFORMATION  (UNAUDITED):

     The Company has identified four reportable segments, based on geographical considerations: Puerto Rico, Dominican Republic, Colombia and Panama. The following present the segment information for the three and the six months ended June 30, 1999, and 1998 (in thousands):

                                 PUERTO    DOMINICAN
                                  RICO     REPUBLIC     COLOMBIA    PANAMA    TOTAL
                                --------  -----------  ----------  --------  --------
1999- SIX MONTHS:
Commissions on wagering. . . .  $26,285   $    1,982   $     662   $ 4,426   $33,355
Total revenues . . . . . . . .   27,549        2,678         875     4,574    35,676
Financial expenses . . . . . .    3,733           28         105       281     4,147
Depreciation and amortization.    1,154          165         126       277     1,722
Income (loss) before income
   taxes, minority interest
   and extraordinary item. . .    1,268         (402)       (797)     (102)      (33)
Capital improvements . . . . .    4,911           16         866       330     6,123
Total assets . . . . . . . . .   51,243        1,569       6,195     8,864    67,871

1998 - SIX MONTHS:

Commissions on wagering. . . .  $25,326   $    2,139   $       -   $ 3,708   $31,173
Total revenues . . . . . . . .   26,436        3,272           -     3,796    33,504
Financial expenses . . . . . .    4,193           62           -       194     4,449
Depreciation and amortization.    1,358          278           -       186     1,822
Loss before income taxes and
   minority interest . . . . .     (513)        (120)          -      (568)   (1,201)
Capital improvements . . . . .    1,349          (26)          -     4,481     5,804
Total assets . . . . . . . . .   53,476        2,549           -     8,120    64,145

1999 - QUARTER:

Commissions on wagering. . . .  $12,722   $      903   $     425   $ 1,996   $16,046
Total revenues . . . . . . . .   13,336        1,127         167     2,061    16,691
Financial expenses . . . . . .    1,875           12          42       144     2,073
Depreciation and amortization.      582           64          60       140       846
Income (loss) before income
   taxes, minority interest
   and extraordinary item. . .      208         (340)       (597)     (161)     (891)
Capital improvements . . . . .    3,216            6         243       199     3,664

1998 - QUARTER:

Commissions on wagering. . . .  $11,926   $      912   $       -   $ 1,958   $14,796
Total revenues . . . . . . . .   12,451        1,621           -     1,995    16,067
Financial expenses . . . . . .    2,063           23           -       158     2,244
Depreciation and amortization.      678          134           -        95       907
Income (loss) before income
   taxes and minority interest     (632)          83           -      (502)   (1,051)
Capital improvements . . . . .      829            -           -     1,742     2,571

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS
-----------------------

     The Company's results of operations are principally attributed to its interests in thoroughbred horse race tracks in four countries, each of which is owned and/or operated by a subsidiary: (i) El Comandante in Puerto Rico, owned by Housing Development Associates S.E.("HDA") and operated since January 1, 1998 by El Comandante Management Company, LLC ("ECMC"), (ii) V Centenario in the Dominican Republic, operated since April 1995 by Galapagos S.A., (iii) Presidente Remon in Panama, operated since January 1, 1998 by Equus Entertainment de Panama, S.A. ("Equus-Panama") and Los Comuneros in Colombia owned and operated since early 1999 by Equus Comuneros, S.A. ("SECSA").

     The following discussion compares the results of operations of the Company for the six and the three months ended June 30, 1999, with the results of operations for the six months and the three months ended June 30, 1998.

REVENUES

     Revenues increased in the second quarter of 1999 by $625,000 (3.9%) compared to the second quarter of 1998. During the six months ended June 30, 1999, revenues increased $2,174,000 (6.5%) from the comparative period of 1998. The increase in revenues during the three and the six month periods was attributed in part to revenues earned by SECSA of approximately $166,000 and $875,000, respectively, which commenced operating Los Comuneros in early 1999.

     COMMISSIONS  ON  WAGERING

     Commissions on wagering increased $1,249,000 (8.4%) in the second quarter of 1999 as compared to the second quarter of 1998. During the six months ended June 30, 1999, commissions on wagering increased by $2,182,000 (7%) from the comparative period of 1998. The increase was the net result of increases in wagering on races held at El Comandante, Presidente Remon and Los Comuneros, offset by a decrease in wagering at V Centenario.

     During the three and the six month periods, commissions on wagering at El Comandante increased by $796,000 and $959,000, respectively. The increase in wagering was mainly due to the fact that races are being held on Saturdays instead of Thursday since November 14, 1998, when races resumed after Hurricane Georges. Also, the 1998 periods (particularly the second quarter) were affected by a strike of union workers opposing to the privatization of the Puerto Rico Telephone Company ("PRTC"), an event that disrupted operations at the telephone company, due to damage to the telephone lines, causing a reduction of wagering at the off-track betting ("OTB") agency network.

     During the three and the six month periods, commissions on wagering at Presidente Remon increased by $37,000 and $718,000, respectively. The increase in wagering was directly related to more OTB agencies on line, and more race days during the 1999 periods (live racing commenced on February 14, 1998 with two race days per week, increasing to three days in April 1998).

     The decline in wagering at V Centenario continues to be attributable in part to the competition posed by the government-licensed electronic lottery and to the difficulties in arranging for live broadcasting of races by commercial television with broad island-wide penetration.

     During the three and the six month periods ended June 30, 1999, commissions on wagering at Los Comuneros amounted to $425,000 and $662,000, respectively. Live racing at Los Comuneros has been conducted only one day per week while the OTB betting operation is upgraded and the race track improved.

     NET  REVENUES  FROM  LOTTERY  SERVICES

     Net revenues from lottery services by Galapagos in Dominican Republic during the three and the six months ended June 30, 1999 decreased by $270,000 and $356,000, respectively, from the comparative periods of 1998. The decrease in revenues was principally due to a reduction in the amount billed to the lottery operator as reimbursement for the telephone line costs, as a result of an amendment to the contract effective in late 1998.

     OTHER  REVENUES

     Other revenues decreased $354,000 in the second quarter of 1999, as compared to the second quarter of 1998. This decrease was principally attributed to a correction to the revenues recognized by SECSCA during the first quarter. During the six months ended June 30, 1999, other revenues increased by $348,000 from the comparative period of 1998. Excluding revenues of SECSA of $213,000, the increase was $135,000, principally attributed to more revenues of the Panama operation, where the race track was reopened in February 14, 1998, and additional income for El Comandante from the leasing of an unused area of the parking lot at the race track since February 1999.

EXPENSES

     Expenses increased in the second quarter of 1999 by $465,000 (2.7%) compared to the second quarter of 1998. During the six months ended June 30, 1999, expenses increased $1,006,000 from the comparative period of 1998. The increase in each of the three and the six month periods was attributable to approximately $763,000 and $1,674,000, respectively, in expenses of SECSA, net of decreases in various categories of expenses of the other race tracks.

     PAYMENTS  TO  HORSEOWNERS

     Payments to horseowners increased $797,000 in the second quarter of 1999, as compared to the second quarter of 1998. During the six months ended June 30, 1999 these payments increased by $1,212,000 from the comparative period of 1998. Excluding payments to horseowners of Los Comuneros, there was an increase during the three and the six months periods of $548,000 and $773,000, respectively, which was principally related to the net increases in wagering.

     El Comandante contract expired in April 1998. However, the Puerto Rico Racing Board has extended the contract as an interim measure until the Company and the horseowners reach a new agreement. The Company is presently under negotiations with horseowners.

     FINANCIAL  EXPENSES

     Financial expenses during the three and the six months periods ended June 30, 1999 decreased $171,000 and $302,000, respectively, from the comparative periods of 1998. Excluding financial expenses of SECSA, there was a decrease during the three and the six months periods of $213,000 and $407,000, respectively. The decrease is primarily attributable to a reduction in financing costs of the First Mortgage Notes, due to the purchase in December 1998 by ECMC of $7.5 million in principal amount of Notes (treated in the consolidated financial statements of the Company as a redemption) and the redemption in January 5, 1999 of $3 million in principal amount of Notes. The decrease was offset in part by an increase due to interest on the $4 million in unsecured bonds issued by Equus-Panama in October 1998.

     DEPRECIATION  AND  AMORTIZATION

     Depreciation decreased $61,000 in the second quarter of 1999 as compared to the second quarter of 1998. During the six months ended June 30, 1999, depreciation decreased $101,000 from the comparative period of 1998. Excluding depreciation and amortization of SECSA, there was a decrease during the three and the six month periods of $120,000 and $227,000, respectively. The decrease was principally attributed to a reduction in depreciation of assets of El
Comandante due to the write-off of the book value of property damaged by Hurricane Georges in late 1998.

     OTHER  EXPENSES

     Other expenses decreased $100,000 to $6,629,000 in the second quarter of 1999 from $6,729,000 in the second quarter of 1998. During the six months ended June 30, 1999, other expenses increased $197,000 to $13,414,000 from $13,217,000 in the comparative period of 1998. Excluding the expenses of SECSA during the three and the six month ended June 30, 1999 of $413,000 and $1,004,000, respectively, there was a decrease in other expenses for these periods of $513,000 and $807,000, respectively. The net decrease was attributable to a combination of factors: (i) a full period of operations of Equus-Panama during 1999 (live racing operations at Presidente Remon commenced in February 14,
1998), (ii) decrease in salaries and payroll costs of El Comandante due to reduction of personnel in various departments due to partial closing of several areas at the race track (such as mutuels department and print shop), (iii) reduction in satellite costs incurred for the simulcast of El Comandante races to Dominican Republic due to change to a digital signal in mid-1998, (iv) reduction in repair and maintenance work at El Comandante, as there are currently major renovations and improvements underway for damage caused by Hurricane Georges in September 1998, (v) increase in marketing costs due to a strong advertising and promotion campaign in Puerto Rico, (vi) increase in insurance premiums after heavy damage caused by Hurricane Georges and (vii) increase in legal fees due to current negotiations by El Comandante of the contract with horseowners, which expired in April, 1998.

PROVISION  FOR  INCOME  TAXES

     The provision for income tax is primarily related to Puerto Rico income taxes on the Company's income from Puerto Rico sources related to its interest in El Comandante, without taking into account results of operations of Galapagos, Equus-Panama or SECSA. Due to accumulated losses, none of these foreign subsidiaries requires a provision for income taxes.

MINORITY  INTEREST

     The Company's minority interest is attributed to the income and losses allocable to the minority partners of Galapagos, Equus-Panama (effective October, 1998) and SECSA (effective January, 1999). Because accumulated losses of Galapagos allocable to minority partners had exceeded their investment, the Company did not recognize minority interest of $181,094 and $53,945, in losses of Galapagos for the six months ended June 30, 1999 and 1998.

EXTRAORDINARY  ITEM

     The extraordinary item recorded during the second quarter of 1999 represents the discount on the purchase in the open market in June, 1999 of $189,000 of First Mortgage Notes.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

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

LIQUIDITY  AND  CAPITAL  RESOURCES  OF  EQUUS

     Cash and cash equivalents of Equus increased by $6,000 during the six months ended June 30, 1999. Equus's liquidity mainly depends on (i) advances and cash distributions from HDA and (ii) cash flow from operations, attributable to agreements that Equus has (through its wholly-owned subsidiary, EEC) to provide management services and technical assistance in the operation of the race tracks in Puerto Rico, Dominican Republic, Panama, and, Colombia.

     During 1999 the Company issued 2,991,764 units pursuant to the terms of a private offering for $3,051,600 to accredited investors, principally The Wilson Family Limited Partnership, a major unitholder of Equus. Proceeds from the private offering were used by Equus to (i) purchase HDA's 37.5% interest in Equus-Panama (including receivable) and HDA's 55% interest in Galapagos (including receivable) for $1.85 million, (ii) repay a $200,000 short-term loan from an affiliate, and (iii) invest approximately $1 million in Los Comuneros.

     For the balance of the year, Equus expects to make an additional investment of approximately $650,000 in Los Comuneros, mainly for the expansion of the off-track betting agency system throughout Colombia. Equus made arrangements to purchase certain equipment necessary to carry races via satellite in simulcast operations for a fee. These investments, and any additional funding required by the Dominican Republic operation, will be funded from a credit facility to be requested by Equus and from cash distributions from HDA.

LIQUIDITY  AND  CAPITAL  RESOURCES  OF  HDA  AND  ECMC

     Cash and cash equivalents of HDA and ECMC, decreased by $4.6 million during the six months ended June 30, 1999 to $1.5 million. HDA's principal uses of cash for financing and investing activities during the period, were as follows:

     (i) Capital improvements to El Comandante race track of $4.2 million, principally incurred as a result of damage caused by Hurricane Georges in September 1998.

     (ii) Payments on capital leases for equipment used in El Comandante operations.

     (iii) Redemption on January 5, 1999 of First Mortgage Notes in the principal amount of $3 million at 110% of par, reduced by the portion corresponding to the notes purchased by ECMC in December 1998. Also, the purchase in June 1999 in the open market of First Mortgage Notes in the principal amount of $189,000 for $166,000. The net effect of these transactions was $3,048,320.

     (iv) Cash distributions to Equus of $960,000, based on income generated by HDA, on a consolidated basis, through June 30, 1999. HDA's distributions to partners, including Equus, are based on a percentage of HDA's consolidated book income (calculated on a cumulative basis since January 1, 1994).

     In addition to cash available at the beginning of the year and cash flows provided by operations, HDA and ECMC obtained funds for its financing and investing transactions principally from $650,000 in advances drawn under its $2.5 million line of credit and the sale to Equus of HDA's interest in Equus-Panama (including a receivable) and Galapagos (including a receivable) for $1.85 million.

     For the remaining part of the year the projected principal uses of cash for financing and investing activities of HDA and ECMC, are: (i) capital improvements to continue the reconstruction of El Comandante race track from damage caused by Hurricane Georges of approximately $3.7 million, (ii) principal payments on capital leases for El Comandante operations, and (iii) advances and cash distributions to partners, including Equus.

     As of August 12, 1999, HDA has advanced to Equus approximately $500,000, which technically is not in conformity with the terms of the Indenture. HDA expects to cure this default with the declaration of distributions in the future, based on income generated by HDA.

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

                    YEAR ENDING      NET AMOUNT
                     JUNE 30,       (FACE VALUE)
                    -----------     ------------
                       2002         $      3,454
                       2003               10,200
                       2004               40,800
                                    ------------
                                    $     54,454
                                    ============

     To the extent First Mortgage Notes are not previously acquired, Management expects to refinance this obligation not later than December 2002.

     GOVERNMENT MATTERS. El Comandante's horse racing and pari-mutuel wagering operations are subject to substantial government regulation. Pursuant to the Puerto Rico Horse Racing Industry and Sport Act (the "Racing Act"), the Racing Board and the Puerto Rico Racing Administrator (the "Racing Administrator") exercises regulatory control over ECOC's racing and wagering operations. For example, the Racing Administrator determines the monthly racing program for El Comandante and approves the number of annual race days in excess of the statutory minimum of 180. The Racing Act also apportions payments of monies wagered that would be available as commissions to ECMC. The Racing Board consists of six persons appointed to four-year terms by the Governor of Puerto Rico. The Racing Administrator is also appointed by the Governor for a four-year term.

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

     THIRD PARTY IMPACT ON OPERATIONS. The Company utilizes software and related computer technologies essential to the wagering operations and the off-tack betting system of its race tracks, which is provided by an outside firm. This firm has confirmed that its equipment and software are Y2K compatible. The Company also utilized certain telecommunication systems for the transmission of data between the race tracks and its off-track betting agencies. The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own Y2K issue.

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


August 16, 1999                    /s/ Thomas B. Wilson
-----------------                  ------------------------
Date                               Thomas B. Wilson
                                   President & Chief Executive Officer


August 16, 1999                    /s/ Gretchen Gronau
-----------------                  -----------------------------
Date                               Gretchen Gronau
                                   Vice President and
                                   Chief  Financial  Officer