Form 10-Q
period 1999-09-30
EQUUS GAMING CO LP
filed 1999-11-16
CIK 928423

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          (Mark  One)

         /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER 30, 1999,  OR

         / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM  __________TO___________

                        Commission file number 000-25306

                            EQUUS GAMING COMPANY L.P.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Virginia                            52-1846102
          -------------------------------          -------------------
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)           Identification No.)

                             650 Munoz Rivera Avenue
                            Doral Building, 7th Floor
                               Hato Rey, PR  00918
              -----------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

                                 (787) 753-0676
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  /X/     No /  /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,389,824 Class A Units

                            EQUUS GAMING COMPANY L.P.
                                    FORM 10 Q
                                      INDEX

                                                                         PAGE
PART I - FINANCIAL INFORMATION                                          NUMBER
Item 1 - Consolidated Financial Statements

Consolidated Statements of Loss for the Nine Months
Ended September 30, 1999 and 1998 (Unaudited)                             3
Consolidated Statements of Loss for the Three Months Ended
September 30, 1999 and 1998 (Unaudited)                                   4

Consolidated Statements of Comprehensive Loss for the Three and
the Nine Months Ended September 30, 1999 and 1998 (Unaudited)             5

Consolidated Balance Sheets at September 30, 1999 (Unaudited)
and December 31, 1998 (Audited)                                           6

Consolidated Statement of Changes in Partners' Deficit for the
Nine Months Ended September 30, 1999 (Unaudited)                          8

Consolidated Statements of Cash Flows for the Nine
Months Ended September 30, 1999 and 1998 (Unaudited)                      9

Notes to Consolidated Financial Statements                                11

Item 2 -- Management's Discussion and Analysis of Financial Condition
and Results of Operations
Results of Operations                                                     17
Liquidity and Capital Resources                                           19

Item 3 - Quantitative and Qualitative Disclosure About Market Risk        23

PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings                                               23

Item 2 -  Material Modifications of Rights of Registrant's Securities     23

Item 3 -  Default upon Senior Securities                                  23

Item 4 -  Submission of Matters to a Vote of Security Holders             23

Item 5 -  Other Information                                               23

Item 6 -  Exhibits and Reports on Form 8-K                                23

Signatures                                                                24

                            EQUUS GAMING COMPANY L.P.
                         CONSOLIDATED STATEMENTS OF LOSS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                 1999          1998
                                             ------------  ------------
REVENUES:
  Commissions on wagering . . . . . . . . .  $49,594,091   $44,371,528
  Net revenues from lottery services. . . .      451,529       742,366
  Other revenues. . . . . . . . . . . . . .    2,889,234     3,015,508
                                             ------------  ------------
                                              52,934,854    48,129,402
                                             ------------  ------------
EXPENSES:
  Payments to horseowners . . . . . . . . .   24,366,335    21,860,903
  Salaries, wages and employee benefits . .    8,407,488     8,459,887
  Operating expenses. . . . . . . . . . . .    6,296,327     6,702,628
  General and administrative. . . . . . . .    2,660,922     1,796,349
  Marketing, television and satellite costs    3,208,836     2,769,058
  Financial expenses. . . . . . . . . . . .    6,302,269     6,749,252
  Depreciation and amortization . . . . . .    2,705,121     2,789,728
                                             ------------  ------------
                                              53,947,298    51,127,805
                                             ------------  ------------

LOSS BEFORE INCOME TAXES, MINORITY
  INTEREST AND EXTRAORDINARY ITEM . . . . .   (1,012,444)   (2,998,403)

PROVISION FOR INCOME TAXES. . . . . . . . .       53,872             -
                                             ------------  ------------

LOSS BEFORE MINORITY INTEREST AND
 EXTRAORDINARY ITEM . . . . . . . . . . . .   (1,066,316)   (2,998,403)

MINORITY INTEREST IN LOSSES . . . . . . . .     (705,701)      (27,321)
                                             ------------  ------------

LOSS BEFORE EXTRAORDINARY ITEM. . . . . . .     (360,615)   (2,971,082)

EXTRAORDINARY ITEM - discount on early
  redemption of First Mortgage Notes. . . .       22,680             -
                                             ------------  ------------

NET LOSS. . . . . . . . . . . . . . . . . .  $  (337,935)  $(2,971,082)
                                             ============  ============

ALLOCATION OF NET LOSS:
  General Partner . . . . . . . . . . . . .  $    (3,379)      (29,711)
  Limited Partners. . . . . . . . . . . . .     (334,556)   (2,941,371)
                                             ------------  ------------
                                             $  (337,935)  $(2,971,082)
                                             ============  ============

BASIC AND DILUTED PER UNIT NET LOSS . . . .  $     (0.04)  $     (0.47)
                                             ============  ============

WEIGHTED AVERAGE UNITS OUTSTANDING. . . . .    7,579,290     6,333,617
                                             ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                            EQUUS GAMING COMPANY L.P.
                         CONSOLIDATED STATEMENTS OF LOSS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                  1999          1998
                                              ------------  ------------
REVENUES:
  Commissions on wagering. . . . . . . . . .  $16,239,090   $13,198,149
  Net revenues from lottery services . . . .      185,991       120,410
  Other revenues . . . . . . . . . . . . . .      832,970     1,307,604
                                              ------------  ------------
                                               17,258,051    14,626,163
                                              ------------  ------------
OPERATING EXPENSES:
  Payments to horse owners . . . . . . . . .    7,940,482     6,646,898
  Salaries, wages and employee benefits. . .    2,933,588     2,861,418
  Operating expenses . . . . . . . . . . . .    2,342,932     2,188,225
  General and administrative . . . . . . . .      886,263       625,291
  Marketing and satellite transmission costs      996,338       835,735
  Financial expenses . . . . . . . . . . . .    2,154,667     2,299,662
  Depreciation and amortization. . . . . . .      982,834       966,735
                                              ------------  ------------
                                               18,237,104    16,423,964
                                              ------------  ------------

LOSS BEFORE INCOME TAXES AND MINORITY
   INTEREST. . . . . . . . . . . . . . . . .     (979,053)   (1,797,801)

INCOME TAX  BENEFIT. . . . . . . . . . . . .     (276,042)            -
                                              ------------  ------------
LOSS BEFORE MINORITY INTEREST. . . . . . . .     (703,011)   (1,797,801)

MINORITY INTEREST IN LOSSES. . . . . . . . .     (274,996)      (18,400)
                                              ------------  ------------

NET LOSS . . . . . . . . . . . . . . . . . .  $  (428,015)  $(1,779,401)
                                              ============  ============

ALLOCATION OF NET LOSS:
  General Partner. . . . . . . . . . . . . .  $    (4,280)  $   (17,794)
  Limited Partners . . . . . . . . . . . . .     (423,735)    1,761,607)
                                              ------------  ------------
                                              $  (428,015)  $(1,779,401)
                                              ------------  ------------

BASIC AND DILUTED NET LOSS PER UNIT. . . . .  $     (0.05)  $     (0.28)
                                              ============  ============

WEIGHTED AVERAGE UNITS OUTSTANDING . . . . .    8,439,824     6,333,617
                                              ============  ============

    The accompanying notes are an integral part of these consolidated financial statements.

                            EQUUS GAMING COMPANY L.P.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE  LOSS
              FOR THE NINE AND THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


FOR THE NINE MONTHS ENDED SEPTEMBER 30,       1999          1998
                                          ------------  ------------
  NET LOSS . . . . . . . . . . . . . . .  $  (337,935)  $(2,971,082)

  OTHER COMPREHENSIVE LOSS:
  Currency translation adjustments . . .     (736,253)      (40,470)
                                          ------------  ------------

COMPREHENSIVE LOSS . . . . . . . . . . .  $(1,074,188)  $(3,011,552)
                                          ============  ============


FOR THE THREE MONTHS ENDED SEPTEMBER 30,

  NET LOSS . . . . . . . . . . . . . . .  $  (428,015)  $(1,779,401)

  OTHER COMPREHENSIVE LOSS:
  Currency translation adjustments . . .     (867,014)       (1,809)
                                          ------------  ------------

COMPREHENSIVE LOSS . . . . . . . . . . .  $(1,295,029)  $(1,781,210)
                                          ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                 EQUUS GAMING COMPANY L.P.
                                CONSOLIDATED BALANCE SHEETS


                          ASSETS
                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1999             1998
                                                            ---------------  --------------
                                                              (Unaudited)      (Audited)
CASH AND CASH EQUIVALENTS:
   Unrestricted. . . . . . . . . . . . . . . . . . . . . .  $    1,097,000   $   6,462,992
   Restricted. . . . . . . . . . . . . . . . . . . . . . .       1,399,165         174,275
                                                            ---------------  --------------
                                                                 2,496,165       6,637,267
                                                            ---------------  --------------

PROPERTY AND EQUIPMENT:
   Land. . . . . . . . . . . . . . . . . . . . . . . . . .       7,748,617       7,128,858
   Buildings and improvements. . . . . . . . . . . . . . .      55,092,389      44,615,936
   Equipment . . . . . . . . . . . . . . . . . . . . . . .      13,096,110      10,924,669
                                                            ---------------  --------------
                                                                75,937,116      62,669,463
   Less - accumulated depreciation . . . . . . . . . . . .     (17,525,437)    (15,199,341)
                                                            ---------------  --------------
                                                                58,411,679      47,470,122
                                                            ---------------  --------------

DEFERRED COSTS, NET:
   Financing . . . . . . . . . . . . . . . . . . . . . . .       2,591,042       3,075,706
   Costs of Panama contract. . . . . . . . . . . . . . . .       2,007,500       2,090,000
   Other . . . . . . . . . . . . . . . . . . . . . . . . .         541,414         209,852
                                                            ---------------  --------------
                                                                 5,139,956       5,375,558
                                                            ---------------  --------------
OTHER ASSETS:
   Accounts receivable, net. . . . . . . . . . . . . . . .       1,050,907       1,160,468
   Notes receivable. . . . . . . . . . . . . . . . . . . .       1,143,063       1,708,211
   Investment in Equus Comuneros S.A.("SECSA"), see Note 1               -         950,000
   Prepayments and other assets. . . . . . . . . . . . . .       1,146,541         737,580
                                                            ---------------  --------------
                                                                 3,340,511       4,556,259
                                                            ---------------  --------------
                                                            $   69,388,311   $  64,039,206
                                                            ===============  ==============

                                   (continues)

                                   EQUUS GAMING COMPANY L.P.
                                  CONSOLIDATED BALANCE SHEETS

                                          (continued)


               LIABILITIES AND PARTNERS' DEFICIT
                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    1999             1998
                                                               ---------------  --------------
(Unaudited)                                                       (Audited)
FIRST MORTGAGE NOTES:
  Principal, net of note discount of $932,725 and $1,068,540.  $   53,521,275   $  56,194,460
  Accrued interest. . . . . . . . . . . . . . . . . . . . . .       1,855,679         317,069
                                                               ---------------  --------------
                                                                   55,376,954      56,511,529
                                                               ---------------  --------------

OTHER LIABILITIES:
  Accounts payable and accrued liabilities. . . . . . . . . .       8,911,197       8,088,343
  Outstanding winning tickets and refunds . . . . . . . . . .       2,009,326         519,484
  Notes payable . . . . . . . . . . . . . . . . . . . . . . .       2,825,245       2,841,797
  Bonds payable . . . . . . . . . . . . . . . . . . . . . . .       4,000,000       4,000,000
  Capital lease obligations . . . . . . . . . . . . . . . . .       3,000,549       2,249,076
                                                               ---------------  --------------
                                                                   20,746,317      17,698,700
                                                               ---------------  --------------

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . .       2,682,411       2,628,539
                                                               ---------------  --------------

MINORITY INTEREST . . . . . . . . . . . . . . . . . . . . . .       2,798,567       1,266,849
                                                               ---------------  --------------

PARTNERS' DEFICIT:
  General Partner . . . . . . . . . . . . . . . . . . . . . .        (756,186)       (745,444)
  Limited Partners - 10,383,617 units authorized;
    8,389,824 and 5,398,060 units issued and outstanding
    in 1999 and 1998, respectively. . . . . . . . . . . . . .     (11,459,752)    (13,320,967)
                                                               ---------------  --------------
                                                                  (12,215,938)    (14,066,411)
                                                               ---------------  --------------

                                                               $   69,388,311   $  64,039,206
                                                               ===============  ==============

     The accompanying notes are an integral part of these consolidated balance sheets.

                                EQUUS GAMING COMPANY L.P.
                  CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                       (Unaudited)


                                                  GENERAL       LIMITED
                                                  PARTNER      PARTNERS         TOTAL
                                                 ----------  -------------  -------------
BALANCES, December 31, 1998 . . . . . . . . . .  $(745,444)  $(13,320,967)  $(14,066,411)

  Net loss for the period . . . . . . . . . . .     (3,379)      (334,556)      (337,935)

  Currency translation adjustments. . . . . . .     (7,363)      (728,890)      (736,253)

  Cash distributions to minority partner of HDA          -        (20,368)       (20,368)

  Issuance of Units, net of costs . . . . . . .          -      2,945,029      2,945,029
                                                 ----------  -------------  -------------

BALANCES, September 30, 1999. . . . . . . . . .  $(756,186)  $(11,459,752)  $(12,215,938)
                                                 ==========  =============  =============

    The accompanying notes are an integral part of this consolidated financial statement.

                              EQUUS GAMING COMPANY L.P.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                     (UNAUDITED)


                                                              1999          1998
                                                          ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . .  $  (337,935)  $(2,971,082)
                                                          ------------  ------------

  Adjustments to reconcile net loss to net cash provided
  by operating activities-
    Depreciation and amortization. . . . . . . . . . . .    3,226,529     3,327,482
    Deferred income tax provision. . . . . . . . . . . .       42,343             -
    Currency translation adjustments . . . . . . . . . .      109,673       (40,470)
    Minority interest. . . . . . . . . . . . . . . . . .     (705,701)      (27,321)
    Extraordinary item . . . . . . . . . . . . . . . . .       22,680             -
  Decrease (increase) in assets-
  Accounts receivable. . . . . . . . . . . . . . . . . .      279,261    (1,162,623)
    Prepayments and other assets . . . . . . . . . . . .      425,443      (335,021)
  Increase (decrease) in liabilities-
    Accrued interest on first mortgage notes . . . . . .    1,538,610     1,919,929
    Accounts payable and accrued liabilities . . . . . .     (822,891)      404,498
    Outstanding winning tickets and refunds. . . . . . .    1,547,512      (336,063)
                                                          ------------  ------------
  Total adjustments. . . . . . . . . . . . . . . . . . .    5,663,459     3,750,411
                                                          ------------  ------------

  Net cash provided by operating activities. . . . . . .    5,325,524       779,329
                                                          ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures . . . . . . . . . . . . . . . . .   (8,942,056)   (6,153,072)
  Deferred costs . . . . . . . . . . . . . . . . . . . .     (378,082)      239,864
  Decrease (increase) in notes receivable, net . . . . .      565,148      (892,092)
  Acquisition of ECOC cash accounts upon
    termination of lease agreement . . . . . . . . . . .            -     1,061,239
                                                          ------------  ------------

  Net cash used in investing activities. . . . . . . . .   (8,754,990)   (5,744,061)
                                                          ------------  ------------

                                   (continues)

                            EQUUS GAMING COMPANY L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                   (continued)


                                                       1999          1998
                                                   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of First Mortgage Notes. . . . . . .  $(3,048,320)  $         -
  Contributions by minority stockholders. . . . .       40,158        33,410
  Repayment of loans to affiliates. . . . . . . .     (200,000)            -
  Loans from financial institutions . . . . . . .      825,000     6,667,090
  Payments on notes payable and capital
      lease obligations . . . . . . . . . . . . .   (1,352,206)   (1,341,773)
  Increase in deferred costs. . . . . . . . . . .       (7,500)      (18,553)
  Issuance of units . . . . . . . . . . . . . . .    3,051,600             -
  Cash distributions to minority
    partner of HDA. . . . . . . . . . . . . . . .      (20,368)            -
                                                   ------------  ------------
          Net cash (used in) provided by
          financing activities. . . . . . . . . .     (711,636)    5,340,174
                                                   ------------  ------------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS. . . . . . . . . . . . . .   (4,141,102)      375,442

CASH AND CASH EQUIVALENTS, beginning of year. . .    6,637,267       507,656
                                                   ------------  ------------

CASH AND CASH EQUIVALENTS, end of period. . . . .  $ 2,496,165   $   883,098
                                                   ============  ============
SUPPLEMENTAL INFORMATION:
  Interest paid . . . . . . . . . . . . . . . . .  $ 4,527,479   $ 4,192,496

  Income taxes paid . . . . . . . . . . . . . . .            -         2,480

NONCASH TRANSACTIONS:
  Equipment acquired through capital leases . . .    1,462,127       266,992

  Acquisition of ECOC's non cash accounts upon
      termination of lease agreement. . . . . . .            -    (4,719,572)

  Contribution of Los Comuneros non cash assets,
      net of liabilities (see Note 2) . . . . . .    1,959,842             -

    The accompanying notes are an integral part of these consolidated financial statements.

                            EQUUS GAMING COMPANY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS  OF  PRESENTATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES:

     Equus Gaming Company L.P. (the "Company"), a Virginia limited partnership, is engaged in thoroughbred racing, wagering and other gaming businesses in Central and South America and the Caribbean. Through its subsidiaries, the
Company operates four racetracks and manages off-track betting systems in various countries. The Company is also pursuing a license to operate a race track in Virginia through its wholly owned subsidiary, Virginia Turf Club, Inc.

     The  Company  has  a  99%  interest  in Housing Development Associates S.E.
("HDA"), the owner of El Comandante Race Track ("El Comandante"), the only licensed thoroughbred racing facility in Puerto Rico. El Comandante is operated by a wholly-owned subsidiary of HDA, El Comandante Management Company, LLC
("ECMC").   HDA  has  recently  organized  two  wholly-owned  subsidiaries:
Satellites Services International, Inc. ("SSI") and Agency Betting Network, Inc. ("ABN"). SSI will provide up-link services and satellite time (contracted from a third party) to certain race tracks (commencing with Presidente Remon) necessary for the transmission of their races in the simulcast operations. ABN is establishing and operating the off-track betting agency system in Colombia for Los Comuneros Race Track in Medellin, Colombia ("Los Comuneros").

     The Company has a 55% interest in Galapagos, S.A. ("Galapagos"), the operator since April 1995 of the V Centenario Race Track in the Dominican Republic ("V Centenario") and a 51% interest in Equus Entertainment de Panama, S.A. ("Equus-Panama"), the operator since January 1, 1998 of the Presidente Remon Race Track in the Republic of Panama ("Presidente Remon"). Both racetracks are government-owned and operated by the Company's subsidiaries under long-term contracts.

     The Company also has since early 1999 a controlling 50% interest in Equus Comuneros S.A. ("SECSA"), the owner and operator of Los Comuneros. SECSA is in the process of negotiating certain contracts in connection with the operation of Los Comuneros, which should be in effect during 1999. In early 1999, SECSA received as a capital contribution from minority stockholders, all assets and liabilities that were employed by the prior operator of Los Comuneros. The assets consisted, mainly, of land, buildings and property for approximately $4.7 million and liabilities of approximately $2.7 million. The liabilities included, mainly, accounts payable to vendors and horseowners and certain financial obligations with various maturities through 2004. These obligations, which at September 30, 1999 amounted to approximately $481,000 are recorded in the accompanying consolidated balance sheet as accounts payable and accrued liabilities.

     CONSOLIDATION  AND  PRESENTATION

     The consolidated financial statements as of September 30, 1999 and for the nine and the three month periods ended September 30, 1999 and 1998 are unaudited but include all adjustments (consisting of normal recurring adjustments) which management considers necessary for a fair presentation of the results of operations of the interim periods. The operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year. Net income (loss) per Unit is calculated based on weighted average of Units outstanding. Outstanding warrants to purchase Units do not have a material dilutive effect on the calculation of earnings per Unit.

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

     The Company consolidates in its financial statements the accounts of entities in which it has a controlling interest. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after eliminating all significant inter-company transactions. All of the entities included in the consolidated financial statements are hereinafter referred to collectively, when practicable, as the "Company".

     The Company has minority partners in HDA, Galapagos, Equus-Panama and SECSA. Therefore, the Company recorded minority interest based on the income and (losses) of these consolidated subsidiaries that are attributable to the minority partners, as follows:

                     For the Nine Months    For the Three Months
                     Ended September 30,    Ended September 30,
                    ---------------------  ---------------------
Subsidiary             1999       1998        1999       1998
                    ----------  ---------  ----------  ---------
      HDA. . . . .  $  21,710   $(27,231)  $    (400)  $(18,400)
      Galapagos. .          -          -           -
      Equus-Panama    (99,604)         -     (49,681)         -
      SECSA. . . .   (627,807)         -    (224,915)         -
                    ----------  ---------  ----------  ---------
                    $(705,701)  $(27,231)  $(274,996)  $(18,400)
                    ==========  =========  ==========  =========

     In  general,  the  minority  interest  is calculated based on the ownership interest  of  the  minority  partners:  1%  in  HDA,  45%  in  Galapagos, 49% in
Equus-Panama (effective October 22, 1998 after the issuance of new stock pursuant to a public offering in Panama) and 50% in SECSA. However, during the nine months ended September 30, 1999 and 1998, the Company did not recognize minority interest in Galapagos' losses amounting to $275,758 and $195,500, respectively, because the minority partners have no legal obligation to fund such losses in excess of their investment.

     On May 14, 1999, the Company issued 80,000 units to accredited investors for $81,600 pursuant to the terms of a private offerring that commenced in December 1998.

      NEW  ACCOUNTING  PRONOUNCEMENT

     In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
Instruments  and  Hedging  Activities"  ("SFAS  133").   SFAS  133  establishes
accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 cannot be applied retroactively. The Company will adopt SFAS 133 beginning January 1, 2001. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

     For the nine months ended September 30, 1999 and 1998, net exchange losses resulting from remeasurement of accounts, together with losses from foreign currency transactions, amounted to $50,011 and $55,385, respectively, which amounts are included as general and administrative expenses. Accumulated net losses from changes in exchange rates due to the translation of assets and liabilities of the foreign subsidiaries are included in partners' deficit and at September 30, 1999 and December 31, 1998 amounted to $839,608 and $103,350 (including $35,590 at December 31, 1998 from unsettled intercompany transactions), respectively. The exchange rates in Dominican Republic as of September 30, 1999 and December 31, 1998 were US$1.00 to FC$16.10 and US$1.00 to FC$15.85, respectively. The average exchange rates in Dominican Republic prevailing during the nine months ended September 30, 1999 and 1998, were US$1.00 to FC$16.00 and US$1.00 to FC$15.27, respectively. The exchange rate in Colombia as of September 30, 1999 and December 31, 1998 was approximately US$1.00 to FC$1,990 and US$1.00 to FC$1,500, respectively. The average exchange rate in Colombia prevailing during the nine months ended September 30, 1999 was US$1.00 to FC$1,700.

     The  Company  also  consolidates  its  accounts  with  Equus-Panama  whose
functional  currencies  are  the  Panama  balboas  and  the US$.   Because these
currencies are of equivalent value, there is no effect attributed to foreign currency transactions of Equus-Panama.

2.   FIRST  MORTGAGE  NOTES:

     Pursuant to a private offering, El Comandante Capital Corp. ("ECCC"), a single-purpose wholly owned subsidiary of HDA, issued first mortgage notes in the aggregate principal amount of $68 million (the "First Mortgage Notes") under an indenture dated December 15, 1993 (the "Indenture"). The First Mortgage Notes mature on December 15, 2003 and bear interest at 11.75%, payable semiannually. On January 5, 1999, HDA redeemed at 110% of par First Mortgage Notes in the principal amount of $3 million (of which $380,000 were Notes purchased by ECMC in December 1998).

     In June 1999, the Company purchased in the open market First Mortgage Notes in the principal amount of $189,000, at a discount. The Company intends to hold these First Mortgage Notes until maturity in cancellation of required partial redemptions in future years, as shown below. In connection with this transaction, the Company recognized as income $22,680 for the discount on the Notes, which is included in the accompanying consolidated statements of loss as an extraordinary item.

     HDA is required to redeem First Mortgage Notes commencing on December 15, 2000. The stated maturities of the First Mortgage Notes at September 30, 1999, reduced by prior redemptions, are as follows (in thousands):

YEAR ENDING                GROSS     PURCHASED IN     NET
SEPTEMBER 30,              AMOUNT    OPEN MARKET     AMOUNT
------------------------  --------  --------------  --------
   2000. . . . . . . . .  $     -   $           -   $     -
   2001. . . . . . . . .      563             563         -
   2002. . . . . . . . .   10,200           6,746     3,454
   2003. . . . . . . . .   10,200               -    10,200
   2004. . . . . . . . .   40,800               -    40,800
                          --------  --------------  --------
                           61,763           7,309    54,454
      Less note discount     (998)            (65)     (933)
                          --------  --------------  --------
                          $60,765   $       7,244   $53,521
                          ========  ==============  ========

     As of November 12, 1999, HDA has advanced to the Company approximately $500,000 against its allowable future distributions of profits, which technically is not in conformity with the terms of the Indenture. HDA expects to cure this default with the declaration of future distributions.

3.   BONDS  AND  NOTES  PAYABLE  AND  CAPITAL  LEASES:

     The  Company's  outstanding  notes  payable  consist  of  the  following:

                                                     BALANCE
                                            -------------------------
                                  MATURITY  INTEREST   SEPTEMBER 30,   DECEMBER 31,
BORROWER         DESCRIPTION        DATE      RATE          1999           1998
------------  ------------------  --------  ---------  --------------  -------------
ECMC . . . .  Note payable (a)     1/05/00  P+1.0%     $      193,270  $     649,100
ECMC . . . .  Term loan (b)        1/05/00  P+0.75%         2,500,000      1,850,000
Equus-Panama  Line of credit (c)   5/25/00     10.75%          34,362        142,697
Equus-Panama  Term loan            4/25/00     10.75%          97,613              -
The Company.  Loan (d)                   -  P+1.0%                  -        200,000
                                                       --------------  -------------

                                                       $    2,825,245  $   2,841,797
                                                       ==============  =============

     At September 30, 1999 and December 31, 1998, prime rate (P) was 8.25% and 7.75%, respectively.

(a) Balance outstanding under a $750,000 line of credit, available to finance loans to Puerto Rico horseowners for the acquisition of horses.
(b) Maximum outstanding balance is $2.5 million. Collateralized by the First Mortgage Notes purchased in the open market (see Note 2).
(c) Maximum outstanding balance is $250,000. Available to finance loans to Panama horseowners for the acquisition of horses.
(d)  Loan  made  by  an  affiliate  in  1998  and  repaid  in  March,  1999.

     Pursuant to a public offering, Equus-Panama issued $4 million in unsecured bonds in October 1998. Interest is payable at 11% per annum on a quarterly basis.

     The following table summarizes future minimum payments on capital leases, notes payable and bond payable of the Company and its consolidated subsidiaries:

DUE DURING THE YEAR     CAPITAL      NOTES       BONDS
ENDING SEPTEMBER 30,    LEASES      PAYABLE     PAYABLE
--------------------  -----------  ----------  ----------
   2000. . . . . . .  $1,303,500   $2,825,245  $        -
   2001. . . . . . .     953,151            -     600,000
   2002. . . . . . .     585,764            -   1,000,000
   2003. . . . . . .     440,506            -   1,200,000
   2004. . . . . . .     301,146            -   1,200,000
  Thereafter . . . .       8,529            -           -
                      -----------  ----------  ----------
                       3,592,596    2,825,245   4,000,000
  Less-interest. . .    (592,047)           -           -
                      -----------  ----------  ----------
                      $3,000,549   $2,825,245  $4,000,000
                      ===========  ==========  ==========

4.  RELATED  PARTY  TRANSACTIONS:

     The following represents a summary of amounts incurred for services rendered by certain related parties, namely, Equus Management Company ("EMC"), general partner of the Company, American Community Property Trust ("ACPT") and Interstate General Company L.P. ("IGC"):

                                          For the Nine       For the Three
                                          Months Ended       Months Ended
  Services Rendered                       September 30,      September 30,
  -----------------                     -----------------  ----------------
  To            By        Nature          1999     1998     1999     1998
-------------  ----  -----------------  --------  -------  -------  -------
  The Company  ACPT  Support agreement  $ 24,300  $18,340  $ 8,100  $10,680
  The Company  EMC   Directors fees       64,250   65,500   20,750   19,000
  ECMC         IGC   Services of James
                     J. Wilson           101,250        -   33,750        -
  The Company  ACPT  Rent office space    31,500   31,500   10,500   10,500

5.  SEGMENT  INFORMATION  (UNAUDITED):

     The Company has identified four reportable segments, based on geographical considerations: Puerto Rico, Dominican Republic, Colombia and Panama. The following present the segment information for the nine and the three months ended September 30, 1999, and 1998 (in thousands):

                                 PUERTO    DOMINICAN
                                  RICO     REPUBLIC     COLOMBIA    PANAMA    TOTAL
                                --------  -----------  ----------  --------  --------
1999- NINE MONTHS:

Commissions on wagering. . . .  $38,796   $    2,895   $   1,048   $ 6,855   $49,594
Total revenues . . . . . . . .   40,617        4,027       1,204     7,087    52,935
Financial expenses . . . . . .    5,646           38         192       426     6,302
Depreciation and amortization.    1,818          307         157       423     2,705
Income (loss) before income
   taxes, minority interest
   and extraordinary item. . .    1,048         (613)     (1,244)     (203)   (1,012)
Capital expenditures . . . . .    8,081           42         614       205     8,942
Total assets . . . . . . . . .   54,731        1,534       4,326     8,797    69,388

1998 - NINE MONTHS:

Commissions on wagering. . . .  $35,544   $    2,955   $       -   $ 5,873   $44,372
Total revenues . . . . . . . .   37,598        4,509           -     6,021    48,129
Financial expenses . . . . . .    6,343          109           -       297     6,749
Depreciation and amortization.    2,066          408           -       315     2,790
Loss before income taxes and
   minority interest . . . . .   (1,421)        (434)          -    (1,144)   (2,998)
Capital expenditures . . . . .    1,545            -           -     4,608     6,153

1999 - QUARTER:

Commissions on wagering. . . .  $12,511   $      913   $     386   $ 2,429   $16,239
Total revenues . . . . . . . .   13,067        1,349         329     2,513    17,258
Financial expenses . . . . . .    1,913           10          87       145     2,155
Depreciation and amortization.      663          142          32       146       983
Loss before income taxes and
  minority interest. . . . . .     (221)        (210)       (447)     (101)     (979)

1998 - QUARTER:

Commissions on wagering. . . .  $10,218   $      815   $       -   $ 2,165   $13,198
Total revenues . . . . . . . .   11,163        1,238           -     2,225    14,626
Financial expenses . . . . . .    2,150           47           -       103     2,300
Depreciation and amortization.      708          130           -       129       967
Income (loss) before income
   taxes and minority interest     (908)        (314)          -      (576)   (1,798)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS
-----------------------
     The Company's results of operations are principally attributed to its interests in thoroughbred horse race tracks in four countries, each of which is owned and/or operated by a subsidiary: (i) El Comandante in Puerto Rico, owned by Housing Development Associates S.E.("HDA") and operated since January 1, 1998 by El Comandante Management Company, LLC ("ECMC"), (ii) V Centenario in the Dominican Republic, operated since April 1995 by Galapagos S.A., (iii) Presidente Remon in Panama, operated since January 1, 1998 by Equus
Entertainment de Panama, S.A. ("Equus-Panama") and (iv) Los Comuneros in Medellin, Colombia, owned and operated since early 1999 by Equus Comuneros, S.A. ("SECSA").

     The following discussion compares the results of operations of the Company for the nine and the three months ended September 30, 1999, with the results of operations for the nine and the three months ended September 30, 1998.

REVENUES

     Revenues increased in the third quarter of 1999 by $2,632,000 (18%, including $329,000 of revenues earned by SECSA) compared to the third quarter of 1998 due principally to increase in wagering commissions. During the nine months ended September 30, 1999, revenues increased $4,805,000 (10%, including $1,204,000 of revenues earned by SECSA) from the comparative period of 1998 due principally to increase in wagering commissions.

     COMMISSIONS  ON  WAGERING

     Commissions on wagering increased $3,041,000 (23%) in the third quarter of 1999 as compared to the third quarter of 1998. During the nine months ended September 30, 1999, commissions on wagering increased by $5,222,000 (11.8%) from the comparative period of 1998. The increase in commissions during the three and the nine-month periods was attributed in part to commissions earned by SECSA on races held at Los Comuneros of approximately $386,000 and $1,048,000, respectively. Live racing at Los Comuneros has been conducted only one day per week while the off-track betting ("OTB") operation is being upgraded and the racetrack improved.

     During the three and the nine month periods, commissions on wagering at El Comandante increased by $2,293,000 and $3,252,000, respectively. The increase in wagering during the nine-month period was mainly due to the fact that races are being held on Saturdays instead of Thursday since November 14, 1998, when races resumed after Hurricane Georges. The third quarter of 1998 was particularly affected by Hurricane Georges which caused significant damage island wide in Puerto Rico forcing suspension of racing operations from September 20 until November 14, 1998 (eight racing dates in the third quarter were cancelled). The Hurricane caused significant damage to the racetrack and Puerto Rico's electrical and telecommunications infrastructure, interrupting the live racing operations and resulting in an increase in wagering during the third quarter of 1999, when compared to the third quarter of 1998.

     During the three and the nine-month periods, commissions on wagering at Presidente Remon increased by $264,000 and $982,000, respectively. The increase in wagering was directly related to more OTB agencies on line, and more race days during the 1999 periods (live racing commenced on February 14, 1998 with two race days per week, increasing to three days in April 1998).

     Wagering at V Centenario has remained at the same level, attributable in part to the competition posed by the government-licensed electronic lottery and to technical difficulties in arranging for live broadcasting of races by commercial television with broad island-wide penetration.

     NET  REVENUES  FROM  LOTTERY  SERVICES

     Net revenues from lottery services by Galapagos in Dominican Republic during the third quarter of 1999 increased by $66,000 while revenues for the nine months period decreased by $290,000, from the comparative periods of 1998. The decrease in revenues during the nine month period was principally due to a reduction in the amount billed to the lottery operator as reimbursement for the telephone line costs, as a result of an amendment to the contract effective in late 1998.

     OTHER  REVENUES

     During the three and the nine-month periods, other revenues decreased $475,000 and $127,000, respectively, from the comparative periods of 1998. This decrease was principally attributed to an income of $500,000 recognized in the third quarter of 1998 from the business interruption claim filed in connection with damage caused by Hurricane Georges.

     EXPENSES

     Expenses increased in the third quarter of 1999 by $1,813,000 (11%) compared to the third quarter of 1998. During the nine months ended September 30, 1999, expenses increased $2,819,000 from the comparative period of 1998. The increase in each of the three and the nine-month periods was attributable partially to approximately $775,000 and $2,447,000, respectively, to expenses of SECSA, net of decreases in various categories of expenses of the other racetracks.

     PAYMENTS  TO  HORSEOWNERS

     Payments to horseowners increased $1,293,000 in the third quarter of 1999, as compared to the third quarter of 1998. During the nine months ended September 30, 1999 these payments increased by $2,505,000 from the comparative period of 1998. Excluding payments to horseowners of Los Comuneros, there was an increase during the three and the nine months periods of $1,118,000 and $1,891,000, respectively, which was principally related to net increases in wagering.

     El Comandante contract expired in April 1998. However, the Puerto Rico Racing Board has extended the contract as an interim measure until the Company and the horseowners reach a new agreement. The Company is presently under negotiations with horseowners.

     FINANCIAL  EXPENSES

     Financial expenses during the three and the nine months periods ended September 30, 1999 decreased $145,000 and $447,000, respectively, from the comparative periods of 1998. Excluding financial expenses of SECSA, there was a decrease during the three and the nine months periods of $232,000 and $639,000, respectively. The decrease is primarily attributable to a reduction in financing costs of the First Mortgage Notes, due to the purchase in December 1998 by ECMC of $7.5 million in principal amount of Notes (treated in the consolidated financial statements of the Company as a redemption) and the redemption in January 5, 1999 of $3 million in principal amount of Notes. The decrease was offset in part by an increase due to interest on the $4 million in unsecured bonds issued by Equus-Panama in October 1998.

     DEPRECIATION  AND  AMORTIZATION

     Depreciation in the third quarter of 1999 remained at the same level as the comparative quarter of 1998. During the nine months ended September 30, 1999, depreciation decreased $85,000 from the comparative period of 1998. Excluding depreciation and amortization of SECSA, there was a decrease during the three and the nine-month periods of $16,000 and $242,000, respectively. The decrease was principally attributed to a reduction in depreciation of assets of El
Comandante due to the write-off of the book value of property damaged by Hurricane Georges in late 1998. Property at the racetrack is being replaced and depreciation on new property should commence in the fourth quarter of 1999, when all capital improvement projects are expected to be completed.

     OTHER  EXPENSES

     Other expenses increased $649,000 to $7,159,000 in the third quarter of 1999 from $6,510,000 in the third quarter of 1998. During the nine months ended September 30, 1999, other expenses increased $846,000 to $20,574,000 from $19,728,000 in the comparative period of 1998. Excluding the expenses of SECSA during the three and the nine months ended September 30, 1999 of $481,000 and $1,484,000, respectively, there was an increase in other expenses during the third quarter of $168,000 and a decrease of $638,000, respectively. The net increase during the quarter of 1998 was attributable to a combination of factors: (i) decrease in salaries and payroll costs of El Comandante due to reduction of personnel in various departments because of partial closing of several areas at the race track (such as mutuels department and print shop),
(ii) increase in marketing costs due to a strong advertising and promotion campaign in Puerto Rico, (iii) increase in insurance premiums after heavy damage caused by Hurricane Georges and (iv) increase in legal fees due to current negotiations by El Comandante of the contract with horseowners, which expired in April, 1998.

PROVISION  FOR  INCOME  TAXES

     The provision for income tax is primarily related to Puerto Rico income taxes on the Company's income related to its interest in El Comandante, without taking into account results of operations of Galapagos, Equus-Panama or SECSA. Due to accumulated losses, none of these foreign subsidiaries requires a provision for income taxes.

MINORITY  INTEREST

     The Company's minority interest is attributed to the income and losses allocable to the minority partners of HDA, Galapagos, Equus-Panama (effective October, 1998) and SECSA (effective January, 1999). Because accumulated losses of Galapagos allocable to minority partners had exceeded their investment, during the nine months ended September 30, 1999 and 1998, the Company did not recognize minority interest in losses of Galapagos of $275,758 and $195,500, respectively.

EXTRAORDINARY  ITEM

     The extraordinary item recorded during the nine months ended September 30, 1999 represents the discount on the purchase in the open market in June 1999 of $189,000 of First Mortgage Notes.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     OVERVIEW

     The principal source of cash of Equus Gaming Company L.P. (the "Company" or, when referred to the individual entity, "Equus") has been distributions related to its ownership interest in HDA, the owner and operator (through its wholly owned subsidiary, ECMC) of El Comandante race track in Puerto Rico. Due to certain restrictions under HDA's indenture for the issuance of its 11.75% First Mortgage Notes due 2003 (the "Indenture"), cash held by HDA or its consolidated subsidiaries (including ECMC) is not readily available to Equus. Therefore, capital resources and liquidity of Equus are discussed separately, excluding the cash flows and operations of (i) HDA and (ii) Equus' other foreign subsidiaries. A separate discussion of the capital resources and liquidity of HDA (including ECMC) is also presented.

     Because the liquidity and capital resources discussion is not presented on a consolidated basis, some of the discussion relates to transactions that are eliminated in the Company's consolidated financial statements.

LIQUIDITY  AND  CAPITAL  RESOURCES  OF  EQUUS

     Cash and cash equivalents of Equus increased by $2,000 during the nine months ended September 30, 1999. Equus's liquidity mainly depends on (i) advances and cash distributions from HDA and (ii) cash flow from operations, attributable to agreements that Equus has (through its wholly-owned subsidiary, EEC) to provide management services and technical assistance in the operation of the race tracks operated by Equus' subsidiaries in Puerto Rico, Dominican Republic, Panama, and, Colombia.

     During 1999 the Company issued 2,991,764 units pursuant to the terms of a private offering for $3,051,600 to accredited investors, principally The Wilson Family Limited Partnership, a major unitholder of the Company. Proceeds from the private offering were used by Equus to (i) purchase HDA's 37.5% interest in Equus-Panama (including a receivable) and HDA's 55% interest in Galapagos (including a receivable) for an aggregate price of $1.85 million, (ii) repay a $200,000 short-term loan from an affiliate, and (iii) invest funds in Los Comuneros, principally during its start-up period and for certain improvements to the race track.

     During the nine months ended September 30, 1999, the Company has also incurred approximately $200,000 of costs in relation to an application by its wholly-owned subsidiary, Virginia Turf Club, Inc. ("VTC"), for licenses to own and operate a horse race track in Prince William County, Virginia (the "Virginia License"). These costs are mainly for professional services and include options to purchase a piece of land. On November 17, 1999 the Virginia Racing Commission will make a final decision on the application to award the Virginia License.

     For the quarter ending December 31, 1999, Equus expects to make additional investments in Los Comuneros and incur additional cost in connection with the application of the Virginia Licenses.

LIQUIDITY  AND  CAPITAL  RESOURCES  OF  HDA  (AND ITS CONSOLIDATED SUBSIDIARIES)

     Cash and cash equivalents of HDA and its consolidated subsidiaries decreased by $4.6 million during the nine months ended September 30, 1999 to $1.9 million. HDA has historically met its liquidity requirements principally from cash flow generated by (i) the operations of El Comandante racetrack in Puerto Rico and (ii) short-term loans and capital leases for acquisition of new equipment.

     The principal uses of cash of HDA and its consolidated subsidiaries for its financing and investing activities during the nine months ended September
30,  1999  were  as  follows:

(i) Capital improvements to El Comandante race track of $6.8 million (of the $12 million budget), principally incurred to replace property damaged by Hurricane Georges in September 1998 (in November 1998 HDA received insurance compensation of approximately $11 million for property damage).
(ii) Payments  on capital leases for equipment used in El Comandante operations.
(iii)Redemption on January 5, 1999 of First Mortgage Notes in the principal amount of $3 million at 110% of par and the purchase in September 1999 in the open market of First Mortgage Notes in the principal amount of $189,000 for $166,000. The net cost of these transactions was $3,048,320.
(iv) Cash distributions to Equus of $1,670,200, based on consolidated income generated by HDA through September 30, 1999. HDA's distributions to partners, including Equus, are based on a percentage of HDA's consolidated book income (calculated on a cumulative basis since January 1, 1994). As of Novemeber 12, 1999, HAD has advanced to Equus approximately $500,000 against its allowable future distribution of profits, which technically is not in conformity with the terms of the Indenture.
(v) Investment of approximately $640,000 in a new wholly-owned subsidiary named Agency Betting Network, Inc ("ABN"), created for the purpose of establishing and operating the off-track betting agency system in Colombia for Los Comuneros race track.

     In addition to cash available to HDA at the beginning of the year of $6.5 million and cash flows provided by operations during the nine months ended September 30, 1999, HDA obtained additional funds for its financing and investing transactions (as described above) principally from $650,000 in advances drawn under a $2.5 million line of credit and the sale to Equus of HDA's interest in Equus-Panama (including a receivable) and Galapagos (including a receivable) for an aggregate price of $1.85 million. During the period, HDA also obtained capital leases to purchase equipment for El Comandante operations and certain equipment for the operations of a new wholly-owned subsidiary named Satellites Services International, Inc. ("SSI"). The equipment of SSI consists of an up-link earth station located in Panama, necessary to carry races via satellite in simulcast operations. SSI's will also provide the satellite time (contracted from a third party) and charge a fee for the transmission of races in the simulcast operations.

     For the quarter ending December 31, 1999, the projected principal uses of cash for the financing and investing activities of HDA and its consolidated subsidiaries are: (i) capital improvements to continue the reconstruction of El Comandante race track from damage caused by Hurricane Georges of approximately $1.7 million, (ii) principal payments on capital leases for operations of El Comandante and SSI, and (iii) cash distributions to partners.

     From the $11 million of insurance proceeds received in November 1998 for property damage, ECMC used approximately $6.5 million to purchase $7.5 million (face value) of the 11.75% First Mortgage Notes of El Comandante. HDA has requested from a financial institution a $5.5 million credit facility (including the $2.5 originally borrowed against the ECMC's Notes), to recover part of the funds used to purchase ECMC's Notes. These funds are needed to complete capital improvements to El Comandante by the end of the year and to meet other obligations of HDA. Management expects a decision from the financial institution by the end of November.

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

     HDA's First Mortgage Notes bear interest at 11.75%, payable semiannually on September15 and December 15, and are secured by El Comandante assets. The First Mortgage Notes are redeemable, at the option of HDA, at redemption prices (expressed as percentages of principal amount): if redeemed during the 12-month period beginning December 15 of years 1998 at 104.125%, 1999 at 102.75%, 2000 at 101.5%, and 2001 and thereafter at 100% of principal amount, in each case together with accrued and unpaid interest. The stated maturity dates of First Mortgage Notes, as reduced by prior redemptions made by HDA and by the Notes purchased by ECMC in December 1998 in the open market, are as follows:

 YEAR ENDING    NET AMOUNT
SEPTEMBER 30,  (FACE VALUE)
-------------  -------------
2002. . . . .  $       3,454
2003. . . . .         10,200
2004. . . . .         40,800
               -------------

               $      54,454
               =============

     To the extent First Mortgage Notes are not previously acquired, Management expects to refinance this obligation not later than December 2002.

     GOVERNMENT MATTERS. El Comandante's horse racing and pari-mutuel wagering operations are subject to substantial government regulation. Pursuant to the Puerto Rico Horse Racing Industry and Sport Act (the "Racing Act"), the Racing Board and the Puerto Rico Racing Administrator (the "Racing Administrator") exercises regulatory control over ECOC's racing and wagering operations. For example, the Racing Administrator determines the monthly racing program for El Comandante and approves the number of annual race days in excess of the statutory minimum of 180. The Racing Act also apportions payments of monies wagered that would be available as commissions to ECMC. The Racing Board consists of nine persons appointed to four-year terms by the Governor of Puerto Rico. The Governor also appoints the Racing Administrator for a four-year term.

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

     THIRD PARTY IMPACT ON OPERATIONS. The Company utilizes software and related computer technologies essential to the wagering operations and the off-tack betting system of its race tracks, which is provided by an outside firm. This firm has confirmed that its equipment and software are Y2K compatible. The Company also utilizes certain telecommunication systems for the transmission of data between the race tracks and its off-track betting agencies. The Company continues formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own Y2K issue.

     COSTS TO ACHIEVE Y2K COMPLIANCE. The Company has estimated total cost of the Y2K project in less than $100,000 for acquisition of equipment and systems upgrades. These costs are being funded through operating cash flows at each race track, mostly attributable to the acquisition of equipment, are being capitalized. The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors.

     RISKS OF Y2K ISSUE. The failure of the Company's financial systems and accounting operations will affect the Company's reporting functions. However, these functions are not considered detrimental to the Company's operations. The failure of the wagering computer system and software, provided by an outside firm, will not allow the racetracks to process wagering or take bets through its off-track betting system, resulting in the loss of revenues. This risk would seriously affect the financial condition of the Company.

     CONTINGENCY PLANS. The Company is evaluating various alternative scenarios in order to complete prior to the end of the year a contingent operational work plan to continue business operations beyond 1999. Said plan will attempt to achieve, mainly, the continuance of the wagering operations of the racetracks.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISKS

     The Company is exposed to the impact of interest rate changes. Such exposure to market risk is inherent in certain of the Company's financial instruments which arise from transactions entered into in the normal course of business. The Company is subject to interest rate risk on its outstanding note payable and any future financing requirements. The Company's fixed rate indebtedness consists of certain capital lease obligations requiring monthly payments of principal and interest with terms maturing through 2005, the First Mortgage Notes and certain bonds payable by a subsidiary of the Company.


PART  II  -  OTHER  INFORMATION

Items  1-6   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   EQUUS  GAMING  COMPANY  L.P.
                                   ----------------------------
                                           (Registrant)

                                   By:  Equus  Management  Company
                                   ----------------------------
                                        Managing  General  Partner



November  12,  1999                /s/  Thomas  B.  Wilson
-------------------                ----------------------------
Date                               Thomas  B.  Wilson
                                   President and Chief Executive Officer



November  12,  1999                /s/  Gretchen  Gronau
-------------------                ----------------------------
Date                               Gretchen  Gronau
                                   Vice President and Chief Financial Officer