Form 10-K
period 1999-12-31
EQUUS GAMING CO LP
filed 2000-03-27
CIK 928423

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE YEAR ENDED DECEMBER 31, 1999         COMMISSION FILE NUMBER 000-25306

                            EQUUS GAMING COMPANY L.P.
                            -------------------------
             (Exact name of registrant as specified in its charter)

                     Virginia                           54-1719877
                     --------                         ---------------
           (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)             Identification No.)

                             650 Munoz Rivera Avenue
                            Doral Building, 7th Floor
                          Hato Rey, Puerto Rico  00918
                          ----------------------------
              (Address of Principal Executive Offices and Zip Code)

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

As of March 21, 2000, the aggregate market value of 3,081,992 Units held by non-affiliates of the registrant based on the closing price reported on the NASDAQ/SCMS was $3,266,912.

Documents  Incorporated  By  Reference:  Not  Applicable

                              EQUUS GAMING COMPANY L.P.

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

Item 1.   Business                                                            1
Item 2.   Properties                                                          5
Item 3.   Legal  Proceedings                                                  6
Item 4.   Submission  of  Matters  to a Vote of Security Holders              6


                                     PART II

Item 5.   Market for Registrant's Class A Units and Related Unitholder
          Matters                                                            7
Item 6.   Selected  Financial  and  Operating  Data                          7
Item 7.   Management's  Discussion  and  Analysis  of
          Financial  Condition  and  Results  of  Operations                 10
Item 8.   Financial  Statements  and  Supplementary  Data                    21
Item 9.   Changes  in  and  Disagreements  with  Accountants
          on  Accounting  and  Financial  Disclosure                         48


                                    PART III

Item 10.  Directors and Executive Officers of the Company and EMC            48
Item 11.  Executive  Compensation      50
Item 12.  Security Ownership of Certain Unitholders and Management           53
Item 13.  Certain  Relationships  and  Related  Transactions                 54


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K    54

                                     PART I


ITEM  1.  BUSINESS

GENERAL

     Equus Gaming Company L.P. (the "Company"), a Virginia limited partnership, is engaged in thoroughbred racing, wagering and other gaming businesses in the Caribbean, Central and South America. Through its subsidiaries, the Company operates four racetracks and manages an extensive off-track betting (OTB) system in the various countries where the Company operates. Equus Management Company
("EMC")  is  the  general  partner  of  the  Company.

     The  Company  has  a  99%  interest  in Housing Development Associates S.E.
("HDA"),  the  owner  of  El  Comandante  Racetrack  ("El Comandante"), the only licensed thoroughbred racing facility in Puerto Rico. El Comandante has operated since January 1, 1998 as a wholly- owned subsidiary of HDA, El Comandante Management Company, LLC ("ECMC"). HDA has recently organized two wholly- owned subsidiaries: Satellite Services International, Inc. ("SSI") and Agency Betting Network, Inc. ("ABN"). SSI will provide up-link services, satellite time (contracted from a third party), and leasing of video and data telecommunication equipment, to transmit (or simulcast) live races from and to the Company's racetracks and OTB agencies, including live races from outside the Company's operational territories to the agency distribution network in order to increase the level of wagering revenues through the Company's OTB system. ABN is establishing and operating an extensive OTB agency system in Colombia in conjunction with Los Comuneros Race Track in Medellin, Colombia ("Los Comuneros"), owned and operated by Equus Comuneros S.A. ("Equus-Comuneros"). The Colombia OTB system will be operating in all major cities in Colombia, including Bogota and Medellin.

     The Company has a 55% interest in Galapagos, S.A. ("Galapagos"), the operator since April 1995 of the V Centenario Racetrack in the Dominican Republic ("V Centenario") and a 51% interest in Equus Entertainment de Panama, S.A. ("Equus-Panama"), the operator since January 1, 1998 of the Presidente Remon Race Track in the Republic of Panama ("Presidente Remon"). Both racetracks are government-owned and operated by the Company's subsidiaries under long-term license contracts. The Company also has since early 1999 a controlling 50% interest in Equus-Comuneros.

     At the present time, the Company is contemplating expanding and implementing a high- technology satellite communication (video and data -VSAT system) throughout its OTB agencies in all of its operations. It has developed strategic plans to extend the development of its OTB agency- distribution wagering system to other countries in South America through its affiliated companies SSI and ABN.


A.  PUERTO  RICO  OPERATIONS

     El Comandante is the leading racetrack in the Caribbean when measured in gross dollars wagered. Thoroughbred horse racing has been conducted continuously at El Comandante since 1976 and at a predecessor facility since 1957. Races are currently run 52 weeks per year, generally five days per week (Monday, Wednesday, Friday, Saturday and Sunday). Wagering is conducted through facilities at the race track and at independently-owned OTB agencies that are linked via on-line computers to El Comandante. During 1999, there were approximately 650 OTB agencies in operation. Management expects to open an additional 100 OTB agencies in the year 2000.

     Since commencing the on-line wagering system, all of El Comandante's races have been broadcasted via commercial television in Puerto Rico. The telecast permits OTB patrons to monitor odds and handicapping information while placing bets until post time and then to view the live racing. Live races are currently broadcasted through an agreement with S&E Network, Inc. ("S&E"). For 2000 the Company is planning to implement a high technology communication system (data and video-VSAT) with a satellite link (HUB) in Puerto Rico with capacity to simulcast live races to other operations and to prospective countries in the Caribbean and South America.

     ECMC had a contract with the Puerto Rico horseowners association requiring that horseowners field sufficient horses to conduct racing operations at El Comandante in accordance with the racing program approved by the Puerto Rico Racing Board. The contract obligates ECMC to provide stables and related
facilities.   The  contract,  which  establishes  the  amount  to  be  paid  to horseowners as purses and other economic terms, expired in April 1998. The Puerto Rico Racing Board has ordered the extension of the contract as an interim measure until the Company and the horseowners negotiate a new agreement. The Company is currently negotiating a new contract with the horseowners.

     COMPETITION. El Comandante, the only licensed thoroughbred racetrack facility in Puerto Rico, is operated by ECMC under an operating license granted by the Puerto Rico Racing Board. The operating license provides ECMC with the exclusive right through December 14, 2004, to operate a race track in the San Juan Region (the largest of three regions in Puerto Rico) which includes the San Juan metropolitan area and over three-fourths of the northern half of the Island; the exclusive right to conduct all types of authorized betting throughout Puerto Rico, based on races held at El Comandante; and the right to hold a minimum of 180 day or night-race days per year. Until the expiration of the Operating License, no other thoroughbred race track license for the San Juan Region may be issued.

     ECMC faces competition from other forms of legalized gambling in Puerto Rico. There are 19 licensed casinos in Puerto Rico offering card and dice games, slot machines and other games of chance. The Puerto Rico Government has operated a ticket lottery for more than 50 years and in 1991 commenced an electronic jackpot lottery. In addition, there are numerous cock fighting venues on the Island. ECMC also faces competition from illegal gambling. The Puerto Rico Government may, through legislation, legalize other forms of gambling or grant additional gaming licenses to those forms of gambling already authorized by law.

     EMPLOYEES. ECMC had approximately 275 employees as of December 31, 1999. There were 48 employees working in the mutuel, admissions, and closed circuit television departments covered by a collective bargaining agreement between ECOC and El Comandante Racetrack Employees Union, which expired August 23, 1998, 101 employees performing building and premises maintenance services covered by a collective bargaining agreement between ECOC and the General Workers Union, which expired May 31, 1999. There were 42 employees performing security guard services covered by a collective bargaining agreement between ECOC and the Security Guards Union, which expired January 23, 1999. All the security guards positions were eliminated at the end of 1999 and an outsourcing agreement for security services was signed between ECMC and the Rangers American of Puerto Rico for a period of one year, with renewable options, commencing in January 2000. ECMC is currently evaluating its personnel needs and requirements in each operational and administrative area in order to improve efficiency and productivity once it implements a new computerized accounting and management information system.


B.  DOMINICAN  REPUBLIC  OPERATIONS

     In 1995 Galapagos was selected by the Dominican Republic Racing Commission to operate the government-owned V Centenario racetrack in Santo Domingo pursuant to a ten-year agreement ending April 2005. The contract may be renewed for additional ten-year periods by mutual agreement of the parties. The contract also provides Galapagos with the right to develop off-track betting in the Dominican Republic and the exclusive right to simulcast live horse races from other countries into the Dominican Republic.

     At  December  31,  1999  there  were  approximately  328  installed and 262
operating  OTB  agencies  in  the  Dominican  Republic.   The  OTB system in the
Dominican Republic has been negatively impacted by the inability to obtain dependable broadcasting of live races by commercial television with broad island-wide penetration.

     Currently, live racing is conducted three days per week with a six-race card. Full card wagering on simultcast races from El Comandante in Puerto Rico is offered four days a week. During the year 2000 Galapagos will be increasing the number of live racing and simulcast races. The Company is also implementing a new racing program to simulcast more live races from Panama, Puerto Rico and other foreign countries into Galapagos. A new contract is being negotiated with the government providing for economic and investment incentives to further develop and improve the racing program and betting options, encourage horse ownership and import of thoroughbreds, and improve the OTB agencies video and data communications. As part of the new contract, Galapagos will also receive an extension of its license for a period of ten years to operate the racetrack and the distribution system.

     LOTTERY. Galapagos has a five year contract with a private operator to provide the wagering distribution system for a government-sponsored electronic lottery, which commenced on November 1, 1997. Lottery games are sold at OTB agencies selected by Galapagos and at lottery agencies selected by the operator. Galapagos' commissions (net of fees paid to Autotote) are 1% of gross lottery sales at lottery agencies and 2% of gross lottery sales at OTB agencies. In addition, the lottery operator pays Galapagos a monthly fee for each OTB agency that sells lottery games as reimbursement for a 50% share of telephone line costs. Galapagos is also permitted to identify the lottery agencies to take Pick 6 pool wagers on Galapagos' live and simulcast races.

     COMPETITION. Galapagos faces competition from other forms of gambling in the Dominican Republic. The Dominican Republic Government operates a ticket lottery and instant lottery throughout the country, and an electronic lottery commenced operations in November 1997. There are approximately 600 independent sports betting agencies and wagering on baseball is particularly popular.
Approximately 200 of the sports betting agencies were being utilized by Galapagos as OTB agencies at December 31, 1999. Wagering on cock fighting is both legal and popular in the Dominican Republic. Casino gaming is permitted at hotels with a minimum of 100 rooms and there are 25 licensed casinos in operation. Galapagos also faces competition from illegal gambling.

     EMPLOYEES. Galapagos had 262 employees at December 31, 1999. Galapagos has no agreements with unions and has not experienced any work stoppage or material labor difficulties.


C.  PANAMA  OPERATIONS

     Equus-Panama operates the government-owned Presidente Remon race track in Panama City pursuant to a 20 year agreement ending in December 2017. The contract also gives Equus-Panama the right to develop off-track betting in Panama and the exclusive right to simulcast horse races from and into Panama and the right to operate up to 500 slot machines at the racetrack. Upon execution of the contract, Equus-Panama paid $2.2 million to the Panama Government. Equus-Panama began simulcasting races from United States racetracks on January 2, 1998 and live racing commenced on February 14, 1998, after major improvements to the racing strip and facilities were made.

     At December 31, 1999, there were 125 OTB agencies installed in Panama City.

     At the present time, live racing at Presidente Remon is transmitted via microwave and cable television. OTB agencies outside the metropolitan broadcast area are dependent on transmission by radio. Equus-Panama is in the process of providing a new communication and video system (VSAT) for all OTB agencies and plans to increase the number of agencies throughout the country, including in remote parts of the country where video and communication coverage have been either non-existent or unreliable.

     COMPETITION. Equus-Panama faces competition from other forms of legalized gambling in Panama. There are 12 licensed casinos in Panama offering card and dice games and slot machines. Also, there are 15 slot machines parlors currently operating. In addition, the Panama Government has operated a lottery for more than 50 years.

     EMPLOYEES.  At  December  31,  1999,  Equus-Panama  had  255  employees.


D.  COLOMBIA  OPERATIONS

     Since the beginning of 1999, Equus-Comuneros has owned and operated Los Comuneros Racetrack in Medellin, Colombia. Prior to the Company's involvement in the management of these operations, Los Comuneros hosted one live meet per week with an average handle of approximately $100,000, and employed an OTB system limited both in terms of number of sites and technology. During 1999 Los Comuneros operated approximately 100 OTB agencies. The wagering revenues from those agencies was minimal due to limitations in the number of live racing and the lack of simulcast races from other countries such as Panama.

     In December 1999 the Racing Board approved a decree allowing for more live races and the simulcast of live races from other countries. Therefore, the first year of operations was consumed in obtaining the required permits to allow the Company to implement its plan to develop a new racing program with extensive simulcast of live races from other countries, and thus fulfill its objective of increasing the OTB agency system to more than 600 by the end of the year 2000.

     During the fourth quarter of 1999, the Company created ABN, a wholly owned Puerto Rican subsidiary of HDA, to develop, establish and operate an extensive OTB agency distribution system throughout Colombia. The OTB agency network will be equipped with improved video and data communication system and will have the capacity to penetrate all of the major cities in Colombia at a low cost.

     COMPETITION.   ABN and Equus-Comuneros face competition from other forms of legalized  gambling  in  Colombia,  including  a  lottery  system.

     EMPLOYEES.   At  December  31,  1999  Equus-Comuneros  had  90  employees.


E.  VIRGINIA  RACING  LICENSE

     During the year 1999 the Company attempted to acquire a license to own and operate a horse racetrack in Prince William County, Virginia. On November 17, 1999 the Virginia Racing Commission made a final decision and did not award the Virginia License to any of the applicants. The Company wrote-off all costs associated with procuring this license.

ITEM  2.  PROPERTIES

     EL COMANDANTE. HDA is the owner of El Comandante, situated on a 257-acre parcel of land in Canovanas, Puerto Rico, approximately 12 miles east of San Juan. El Comandante properties include the following:

     a. A building consisting of a six-level grandstand and clubhouse with seating for over 10,000 and a total capacity in excess of 25,000, including glass-enclosed air-conditioned dining rooms with seating capacity for over 1,400;

     b. Racing facilities, including a one-mile oval strip with a seven-furlong chute and a 65-foot wide exercise track;

     c.     Barn  area  and  related  facilities, including 1,595 horse stalls;

     d.     Paved  parking  area  that  can  accommodate  7,250  vehicles;

     e.     Landscaped  infield  containing  three  lakes  and  a  waterfall.

     These properties were severely damaged by Hurricane Georges. The grandstand and clubhouse were rebuilt on a reduced scale to reflect the growth in OTB and the corresponding decrease in attendance at the racetrack.

     ECMC also owns certain race track and telecommunication equipment used in the operation of El Comandante and the off-track betting system. See Note 5 to the Company's consolidated financial statements for a description of encumbrance on El Comandante properties.


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

     d.     Paved  parking  area,  which  can  accommodate  1,100  vehicles.

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

     b. Racing facilities, including a one-mile oval strip with a seven-furlong chute, a ten-furlong chute, and a 1,400 meter exercise track.

     c.     Barn  area  and  related  facilities,  including 1,200 horse stalls;

     d.     Paved  parking  area  which  can  accommodate  600  vehicles.

     Equus-Panama also owns certain race track and telecommunication equipment used in the operation of Presidente Remon and the off-track betting system.


     LOS COMUNEROS. Equus-Comuneros is the owner of Los Comuneros, situated on a parcel of land in Medellin, Colombia. Los Comuneros properties include the following:

     a. A building consisting of grandstand and clubhouse with total seating capacity of 5,500;

     b. Racing facilities, including a 1,300-meter oval strip with a six-furlong chute;

     c.     Barn  area  and  related  facilities,  including  300 horse stalls;

     d.     Parking  area,  which  can  accommodate  500  vehicles.


ITEM  3-  LEGAL  PROCEEDINGS

     The Company and certain of its subsidiaries are presently named as defendants in various lawsuits and might be subject to certain other claims arising out of its normal business operations. Management, based in part upon advice from legal counsel, believes that the results of such actions will not have a material adverse impact on the Company's financial position or results of operations.


ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Not  applicable.

                                     PART II

ITEM  5.  MARKET  FOR  REGISTRANT'S  UNITS  AND  RELATED  UNITHOLDER  MATTERS

     The Units, which represent the assignment of beneficial ownership of the Company's Class A limited partnership interests, have been listed and traded on Nasdaq National Market System since February 7, 1995 and, effective December 8, 1998, on Nasdaq SmallCap Market System. The following table sets forth, for the periods indicated, the high and low sales prices per Unit, as reported by the Nasdaq Stock Market, and cash distributions paid to Unitholders during these periods.

                   CASH            PRICE
               DISTRIBUTIONS   RANGE OF UNITS
              ---------------  ---------------
              TOTAL  PER UNIT   HIGH    LOW
              -----  --------  ------  ------
1999 QUARTER
  Fourth          -         -  $2.000  $0.969
  Third           -         -   2.000   1.250
  Second          -         -   2.250   1.063
  First           -         -   1.625   0.813

1998 QUARTER
  Fourth          -         -   1.688   0.625
  Third           -         -   1.875   1.125
  Second          -         -   2.000   1.000
  First           -         -   1.875   1.000

     On March 21, 2000, the closing sale price of Units was $1.06 as reported on Nasdaq. As of March 21, 2000, there were 8,309,824 Units outstanding and approximately 230 Unitholders of record. From total units outstanding, 3,181,452 have not been registered under the Securities Exchange Act of 1934, and therefore, cannot be freely traded.

     The Company intends to distribute to its Unitholders cash consistent with the Company's plans for expansion of its business. However, the Company's principal source of cash has been distributions related to its ownership interest in HDA. The trust indenture related to the First Mortgage Notes limits distributions by HDA to its partners, including the Company, to approximately 48% of HDA's consolidated net income. It allows additional cash distributions, if certain debt coverage ratio is met.


ITEM  6.  SELECTED  FINANCIAL  AND  OPERATING  DATA

     The following table sets forth selected financial data for the Company. The historical income statement and balance sheet data is derived from the audited consolidated financial statements of the Company for each of the years in the period ended December 31, 1999. This information should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements of the Company and related notes (see Item 8) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (see Item 7).

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------------
                                                             HISTORICAL (1)
                                          -----------------------------------------------  PROFORMA
                                            1999      1998      1997     1996      1995    1997 (2)
                                          --------  --------  --------  -------  --------  ---------
EARNINGS STATEMENT DATA:
----------------------------------------
Revenues:
  Commissions on wagering                 $66,744   $52,529   $ 4,619   $ 4,513  $ 2,719   $ 59,512
  Net revenues from lottery services          546       656        88         -        -         88
  Income from insurance settlement              -    12,856         -         -        -          -
  Rental income (3)                             -         -    13,720    14,321   11,429
  Gain from sale of Television Stations         -         -     4,669       581        -      4,669
  Other Revenues                            4,035     2,931     1,487     3,029    1,938      3,949
                                          --------  --------  --------  -------  --------  ---------
                                           71,325    68,972    24,583    22,444   16,086     68,218
Payments to horseowners                    32,697    25,996     2,309     2,257    1,362     29,669
Other expenses                             29,954    27,617     6,460     7,390    6,578     23,558
                                          --------  --------  --------  -------  --------  ---------
                                            8,674    15,359    15,814    12,797    8,146     14,991
Financial expenses                          8,480     9,109     8,735     9,048    7,398      9,013
Depreciation and amortization               3,594     3,756     2,368     2,649    1,829      3,303
Impairment loss on El Comandante
  intangible                                    -     3,136         -         -        -          -
                                          --------  --------  --------  -------  --------  ---------
                                           (3,400)     (642)    4,711     1,100   (1,081)     2,675
Provision for income taxes                    742     1,110     1,028       400      231        505
Minority interest in (earnings) loss (4)    1,030       228      (878)      127      721       (878)
Extraordinary income (loss) (5)                22       167      (326)        -        -      1,558
Cumulative effect                               -      (403)        -         -        -          -
                                          --------  --------  --------  -------  --------  ---------
Net earnings (loss)                       $(3,090)  $(1,760)  $ 2,479   $   827  $  (591)  $  2,850
                                          ========  ========  ========  =======  ========  =========
Net earnings (loss) per unit (6)          $ (0.39)  $ (0.28)  $  0.39   $  0.13  $ (0.08)  $   0.45


                                                   DECEMBER 31,
                              -----------------------------------------------------
                                1999       1998       1997       1996       1995
                              ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
----------------------------
Cash and cash equivalents     $  2,308   $  6,637   $    508   $  4,268   $    814
Race tracks property and
  equipment (7)                 59,857     47,470     45,056     45,956     47,891
Deferred costs                   4,992      5,375      6,316      4,426      4,859
Receivables from ECOC (3)            -          -      3,106      2,780      1,816
Investment in S&E (8)                -          -          -      2,223      4,862
Total assets                    70,943     64,039     56,187     60,586     60,823
First Mortgage Notes and
  accrued interest              53,834     56,512     63,681     66,737     66,573
Notes, bonds payable and
  capital lease obligations     13,461      9,091      1,876      1,073      2,457
Total liabilities               85,728     78,105     68,280     71,775     72,611
Partners' deficit              (14,785)   (14,066)   (12,093)   (11,189)   (11,788)


(1) Effective March 8, 1995 the Company consolidates the accounts of Housing Development Associates S.E. ("HDA") and its subsidiaries in its financial statements.

(2) Effective January 1, 1998, HDA terminated the lease agreement with El Comandante Operating Company, Inc. ("ECOC") and commenced operating El Comandante Race Track through a wholly-owned subsidiary. The proforma statement of operations was prepared as if the accounts of ECOC had been consolidated in the Company's financial statements since January 1, 1997. This proforma information is unaudited (see Note 14 to the Company's consolidated financial statements included in Item 8).

(3) Relates to rent paid by ECOC to HDA until December 31, 1997 (see Note 2, above).

(4) Includes minority interest in losses of Galapagos, Equus-Panama and Equus-Comuneros net of the Company's minority interest in HDA's net earnings. For 1999, 1998 and 1997 the amount recognized as the minority interest in Galapagos' losses was limited to the minority partners' investment (see Note 1 to the Company's consolidated financial statements).

(5) Represents premium (discount) on the early redemption and the purchase in the open market of First Mortgage Notes and corresponding write-off of deferred financing costs and note discount. On a proforma basis in 1997, it also includes income from the cancellation of certain indebtedness of ECOC.

(6) Net earnings (loss) allocable to the units is based on approximately 99% interest. The per Unit amount is calculated based on weighted average of Units outstanding since of 7,796,191 in 1999, 6,342,606 in 1998, 6,333,617 in 1997 and
1996  and  6,223,381  in  1995.

(7) Includes a step-up of $5,650,000, resulting from the issuance of Units by the Company for a 15% interest in HDA on March 8, 1995, net of related accumulated depreciation and reduced by a net write-off in 1998 of $919,580 in connection with damage caused by Hurricane Georges to El Comandante Race Track. The net book value of the asset resulting from the step-up at December 31, 1999, 1998, 1997, 1996 and 1995 was approximately $4,234,000, $3,970,180, $5,097,000,
$5,274,000  and  $5,481,000,  respectively.

(8) In 1995 this amount consisted of licenses, property and equipment and other assets of the Television Stations owned by a S & E Network, Inc, a former subsidiary of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company's results of operations are principally attributed to its interests in thoroughbred horse race tracks in four countries, each of which is owned and/or operated by a subsidiary: (i) El Comandante in Puerto Rico, owned by Housing Development Associates S.E. ("HDA") and operated since January 1, 1998 by El Comandante Management Company, LLC ("ECMC"), (ii) V Centenario in the Dominican Republic, operated since April 1995 by Galapagos S.A., (iii) Presidente Remon in Panama, operated since January 1, 1998 by Equus
Entertainment de Panama, S.A. ("Equus-Panama") and (iv) Los Comuneros in Medellin, Colombia, owned and operated since early 1999 by Equus Comuneros, S.A. ("Equus-Comuneros").

     The Company also had an interest in three UHF television stations in Puerto Rico (the "Television Stations"), which were sold in transactions closed in August 1996 and January 1997.

     The following discussion compares: (i) the results of operations of the Company for 1999 with the results for 1998 and (ii) the Company's results of operations for 1998 with results for 1997, on a proforma basis. Effective January 1, 1998 HDA terminated the lease agreement with El Comandante Operating Company, Inc. ("ECOC") and commenced operating El Comandante through ECMC, its wholly-owned subsidiary (the "Proforma Transaction"). As a result, the Company's historical results of operations for 1998 are not readily comparable with results of operations for 1997. Accordingly, the unaudited proforma results for 1997 have also been presented as if the Proforma Transaction had occurred on January 1, 1997 and the accounts of ECOC had been included in the Company's historical results of operations, after eliminating all intercompany transactions (see Note 14 to the Company's consolidated financial statements included in Item 8).

THE  COMPANY'S  RESULTS  OF  OPERATIONS


1999  COMPARED  TO  1998
------------------------


REVENUES

     Consolidated  Revenues  increased  by  $2,352,000,  or  3.4%,  in  1999  to
$71,325,000  from  $68,973,000  in  1998.    Out  of  the  total  revenues  of
$68,973,000 in 1998, the Company received $12,857,000 (18.6%) from the insurance settlement in connection with damage caused by Hurricane Georges to El Comandante and V Centenario. Therefore, almost all of the revenues for 1999 were derived from operations.

     COMMISSIONS  ON  WAGERING

     Commissions on wagering increased by $14,215,000 (27.1%) in 1999 to $66,744,000 as compared to $52,529,000 in 1998. The increase in commissions was principally attributed to El Comandante, Galapagos, Panama, and the start-up operations in 1999 of Equus Comuneros, which accounted for about $1,445,000 or roughly 10% of the 27.1% increase in total commissions.

     PUERTO  RICO.  Commissions  on  wagering  at  El  Comandante  increased
$10,996,000  (26.8%)  from  $41,081,000  in  1998  to $52,077,000 in 1999.   The
increase in commissions was principally attributed to a full year of continuous operations in 1999 when compared to 1998 where there was an interruption of racing operations at El Comandante from September 20 until November 14, 1998, when 39 racing dates were cancelled, as a result of damage caused to the racetrack and Puerto Rico's electrical and telecommunications infrastructure. A change in the racing schedule effective November 14, 1998, where races are being held on Saturdays instead of Thursdays, also had a positive impact in wagering in 1999 as compared to 1998.

     PANAMA. Commissions on wagering at Presidente Remon increased by $1,580,000 (20.2%) from $7,808,000 in 1998 to $9,388,000 in 1999. The increase in commissions was directly related to more OTB agencies on line and more live and simulcast race days during 1999. Live racing at Presidente Remon commenced on February 14, 1998 with two race days per week, increasing to three days in April 1998. During 1999 the number of live races increased to an average of five days per week and simulcast of live races from other countries to at least three days per week.

     DOMINICAN REPUBLIC. Commissions on wagering at V Centenario had only a modest increase during 1999 attributable in part to the competition posed by the government-licensed electronic lottery and to technical difficulties in arranging for live broadcasting of races by commercial television with broad
island-wide  penetration.   This  will  be  corrected  during  2000.

     NET  REVENUES  FROM  LOTTERY  SERVICES

     During 1999 net revenues from lottery services by Galapagos in Dominican Republic decreased by $110,000 as compared to 1998. The decrease in revenues was mainly due to a reduction in the amount billed to the lottery operator as reimbursement for telephone line costs, pursuant to an amendment to the contract effective in late 1998. Also, due to certain disagreements involving cash payments due to Galapagos from the lottery operator, the OTB agencies stopped selling lottery tickets in September of 1999. This decision resulted in a reduction of lottery sales and in commissions earned by Galapagos. These disagreements have been resolved as of January of 2000 and the OTB agencies will resume selling lottery tickets during the first quarter of the year 2000.

     INCOME  FROM  INSURANCE  SETTLEMENT

     Due  to  damage  inflicted  by  Hurricane  Georges  to  El Comandante and V
Centenario, the Company received in 1998 compensation from the insurance carriers totaling $10,832,000 for business interruption, which amount was recognized as income. The company also received compensation totaling $11,596,000 for damage to the race track facilities and, therefore, recognized a gain from involuntary conversion of $2,024,000 after writing-off the book value of property damaged.

     OTHER  REVENUES

     During 1999 other revenues increased by $1,104,000 as compared to 1998. Excluding revenues of $201,000 earned by Equus-Comuneros in 1999, there was an increase of $903,000 attributed, in part, to certain fees that are earned based on the level of wagering at El Comandante. Due to an increase in wagering in 1999 as compared to 1998, there was also an increase in these fees.


EXPENSES

     Total expenses increased in 1999 by $5,109,000 (7.3%) when compared to 1998. The increase was primarily attributable to the start-up of operations and expenses associated with Equus-Comuneros of $3,477,000, and a net increase of $1,632,000 in expenses of the other racetracks' operations.

     PAYMENTS  TO  HORSEOWNERS

     Payments of purses to horseowners increased $6,700,000 in 1999 when compared to 1998. More than 87% of this increase, or $5,854,000, was principally related to net increases in gross wagering on races.

     El Comandante contract with horseowners expired in April 1998. However, the Puerto Rico Racing Board has extended the contract as an interim measure until the Company and the horseowners reach a new agreement. The Company is currently negotiating with the horseowners.

     FINANCIAL  EXPENSES

     Financial expenses decreased in 1999 by $629,000 when compared to 1998. Excluding financial expenses of Equus-Comuneros, there was a decrease of $891,000. The decrease is primarily attributable to a reduction in financing costs of the First Mortgage Notes, due to the purchase in December 1998 by ECMC of $7.5 million in principal amount of Notes (treated in the consolidated financial statements of the Company as a redemption) and the redemption in January 5, 1999 of $3 million in principal amount of Notes. The decrease was offset in part by an increase due to interest on the $4 million in unsecured bonds issued by Equus-Panama in October 1998.

     DEPRECIATION  AND  AMORTIZATION

     Depreciation in 1999 decreased by $162,000 when compared to 1998. Excluding depreciation and amortization of Equus-Comuneros, there was a decrease of $354,000. The decrease was principally attributed to a reduction in depreciation of assets of El Comandante due to the write-off of the book value of property damaged by Hurricane Georges in late 1998. Property at the racetracks has been replaced and depreciation on these improvements commenced during the fourth quarter of 1999.

     IMPAIRMENT  LOSS  ON  EL  COMANDANTE  INTANGIBLE

     On January 1, 1998, upon termination of the lease agreement for El Comandante, ECMC assumed net liabilities of ECOC amounting to $3,658,332. Management made an internal valuation of the tangible assets, in determining that book value approximated its fair value and allocated the entire amount to an intangible asset, to be amortized during the remaining period of the license through December 2004. However, following the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which was effective for 1998, the Company assessed impairment of its non- current assets, which included El Comandante intangible asset, based on a comparison of the aggregated undiscounted future cash flows from ECMC, as an individual entity, was less than net book value of ECMC's non-current assets. As result of this assessment, the Company recognized an impairment loss of El Comandante intangible equivalent to its net book value of $3,135,713 as of December 31, 1998.

     OTHER  EXPENSES

     Other expenses increased by $2,336,000 to $29,953,000 in 1999 from $27,617,000 in 1998. Excluding expenses of Equus-Comuneros, there was a minor increase in other expenses of $159,000. The net increase during 1999 was attributable to a combination of factors:

     (i) Decrease in salaries and payroll costs of El Comandante due to reduction of personnel in various departments because of partial closing of several administrative and operational areas at the racetrack. The Company expects to continue further labor reductions (such as outsourcing security services and other administrative functions) in order to reduce administrative and payroll costs and overtime labor.

     (ii) Increase in marketing costs due to a strong  advertising and promotion
          campaign  in  Puerto  Rico.   Effective   February  2000  the  Company
          terminated the advertising campaign.

     (iii)Increase in insurance after heavy damage caused by Hurricane Georges. The policy for 2000 was recently negotiated with new carriers for all racetrack operations at very competitive prices.

     (iv) Increase in legal fees due to current negotiations by El Comandante of the contract with horseowners, which expired in April, 1998. It is expected that these costs will continue during 2000 until a new contract is signed.

     (v) Write-off of approximately $370,000 in costs associated to an application by the Company for licenses to own and operate a horse race track in Prince William County, Virginia. On November 17, 1999 the Virginia Racing Commission made a final decision and did not award the Virginia License to any of the applicants.


PROVISION  FOR  INCOME  TAXES

     The provision for income tax is primarily related to deferred Puerto Rico income taxes on the Company's income and losses related to its interest in El Comandante, without taking into account results of operations of Galapagos, Equus-Panama or Equus-Comuneros. Due to accumulated losses, none of these foreign subsidiaries requires a provision for income taxes.


MINORITY  INTEREST

     The Company's minority interest is attributed to the income and losses allocable to the minority partners of HDA, Galapagos, Equus-Panama (effective October, 1998) and Equus-Comuneros (effective January, 1999). Because accumulated losses of Galapagos allocable to minority partners had exceeded their investment, during 1999 and 1998, the Company did not recognize minority interest in losses of Galapagos of $312,217 and $465,879, respectively. During 2000: (i) if and while Galapagos continues generating losses, no minority interest in Galapagos' net losses will be recognized by the Company, and (ii) if Galapagos generates profits, no minority interest in Galapagos' net income will be recognized by the Company up to $1,087,067.


EXTRAORDINARY  ITEM

     The extraordinary items in 1999 and 1998 are related to the early redemption and the purchase in the open market of First Mortgage Notes. In
June of 1999, the Company recognized as income a $22,680 discount on the purchase in the open market of $189,000 of First Mortgage Notes. In 1998 the Company recognized as income a $1 million discount on the $7.5 million in First Mortgage Notes purchased in the open market in December 1998, net of the $300,000 premium that was paid in connection with the redemption of $3 million made on January 5, 1999, at 110% of par (premium was accrued at December 31, 1998). The income in 1998 was recorded net of the corresponding write-off of a portion of the note discount and deferred financing costs.

CUMULATIVE  EFFECT  OF  CHANGE  IN  ACCOUNTING  PRINCIPLE

     In connection with the early adoption by the Company of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", the Company wrote-off in 1998 the unamortized balance as of January 1, 1998 of organizational and certain other deferred costs for $550,000.


1998  COMPARED  TO  1997
------------------------

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

     PUERTO RICO. Commissions on wagering at El Comandante decreased $13,812,000 (25%) from $54,893,000 in 1997 to $41,081,000 in 1998. The decline in wagering was attributable to various factors, principally a strike by union workers of the Puerto Rico Telephone Company ("PRTC") and Hurricane Georges, which passed through the Caribbean on September 21-23, 1998.

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

     PANAMA. On January 1, 1998 Equus-Panama took over a 20-year agreement to operate Presidente Remon. The track was closed for renovations and improvements until February 14, 1998 when live racing was reinstated on Saturdays and Sundays to allow for continuing renovations during the week. During this period Equus-Panama earned commissions on simulcasted races from the United States. In mid-April racing was added on Thursdays nights, increasing live races to an average of 24 races per week. In addition to live racing, simulcasting of El Comandante races began in May 1998, until September 20, 1998 when races at El Comandante were suspended due to Hurricane Georges. Due to the cancellation of El Comandante races in the wake of Hurricane Georges, simulcast wagering on U.S. races was resumed on September 24.

     NET  REVENUES  FROM  LOTTERY  SERVICES

     Net revenues from lottery services by Galapagos increased $568,000 from $88,000 in 1997 to $656,000 in 1998. The electronic lottery of Dominican Republic commenced in November 1997 and therefore, the increase in revenues was attributed to additional draws in 1998 as compared with 1997.

     INSURANCE  SETTLEMENT

     Due  to  damage  inflicted  by  Hurricane  Georges  to  El Comandante and V
Centenario, the Company received in 1998 compensation from the insurance carriers totaling $10,832,000, for business interruption and $11,596,000, for damage to the racetracks' facilities. The Company recognized a gain from involuntary conversion of $2,024,000 related to the net effect of the property damage insurance proceeds less the write-off of the book value of property damaged.

     GAIN  FROM  SALE  OF  TELEVISION  STATIONS

     In January 1997 the Company sold its remaining 50% interest in three UHF television stations in Puerto Rico, resulting in a gain of $4,669,000. There was no similar gain in 1998.


EXPENSES

     Expenses increased in 1998 by $49,742,000 compared to 1997. On a proforma basis, expenses increased $4,071,000 (6.2%) from $65,543,000 in 1997 to
$69,614,000 in 1998. The increase was attributed, in part, to expenses of Equus-Panama where operations commenced in 1998.


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

     OTHER  EXPENSES

     Other expenses increased by $21,157,000 in 1998. On a proforma basis, other expenses increased $4,059,000 (17%) from $23,558,000 in 1997 to $27,617,000 in 1998. The net increase was principally attributed to a combination of factors such as:

     (i)       Expenses  of  the  Panama  operation,  which  commenced  in 1998.
     (ii) Payroll costs of employees of EEC, the wholly owned subsidiary of the Company, which effective January 1, 1998, assumed responsibility for the management of all race tracks
     (iii) Decrease in Autotote wagering services, which cost is based on wagering levels, caused by Hurricane Georges.


PROVISION  FOR  INCOME  TAXES

     The provision for income tax is primarily related to Puerto Rico income taxes on the Company's income From Puerto Rico sources related to its interest in El Comandante, without taking into account losses of Galapagos and Equus-Panama. The deferred income taxes are related to the difference between the tax basis of the Company's investment in HDA and the amount shown in its financial statements. For the year ended December 31, 1997, approximately $463,000 of the deferred income tax provision relates to the reversal of the tax benefit recorded by the Company in prior years for operating losses attributable to its remaining 50% interest in the Television Stations, which was sold in January 1997.

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


EXTRAORDINARY  ITEM

     The extraordinary items are related to the early redemption and the purchase in the open market of First Mortgage Notes. For 1998, the Company recognized as income (i) a $1 million discount on the $7.5 million in First Mortgage Notes purchased in the open market in December 1998, net of (ii) the $300,000 premium that was paid in connection with the redemption of $3 million made on January 5, 1999, at 110% of par (premium was accrued at December 31, 1998). For 1997, the Company recognized as expense the $250,000 premium paid on the First Mortgage Notes that were redeemed on September 29, 1997, while the redemption of March 28, 1997, was made at par.

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


LIQUIDITY  AND  CAPITAL  RESOURCES

     OVERVIEW

     The  Company  is  the  owner of HDA and its consolidated subsidiaries.  The principal source of cash of Equus Gaming Company L.P. (the "Company" or, when referred to the individual entity, "Equus") is related to its ownership interest in Housing Development Associates S.E. ("HDA"), the owner and operator (through its wholly owned subsidiary, El Comandante Management Company LLC, "ECMC") of El Comandante Race Track in Puerto Rico. Due to certain restrictions under HDA's indenture for the issuance of its 11.75% First Mortgage Notes due 2003 (the "Indenture"), cash held by HDA or its consolidated subsidiaries (including ECMC) is restricted to ensure payment of interest and certain obligations on such First Mortgage Notes.

     The following is a discussion of the liquidity and capital resources of the Company, including HDA and its consolidated subsidiaries, ECMC, Agency Betting Network, Inc, ("ABN") and Satellites Services International, Inc. ("SSI"). The net cash flows from the other foreign subsidiaries of the Company (Equus Comuneros, S.A., Equus Entertainment de Panama, S.A. and Galapagos, S.A) did not materially affect the consolidated cash flows of the Company in 1999 and, therefore, its cash flows activities are not discussed herein.

LIQUIDITY  AND  CAPITAL  RESOURCES  OF  THE  COMPANY  (AND  ITS  CONSOLIDATED
SUBSIDIARIES)

     Cash and cash equivalents of the Company and its consolidated subsidiaries decreased by approximately $4.3 million during 1999. The Company has historically met its liquidity requirements principally from cash flow generated by (i) the operations of El Comandante racetrack in Puerto Rico and (ii) short-term loans and capital leases for acquisition of new equipment.

      During 1999 the principal uses of cash of the Company and its consolidated subsidiaries for its financing and investing activities were as follows:

(i) Capital improvements to El Comandante Race Track and acquisition of equipment of approximately $8.7 million used to replace racetrack and facilities property damaged by Hurricane Georges in September 1998. The insurance carrier compensated HDA and ECMC for these improvements.

(ii) Payments on capital leases for equipment used in El Comandante operations.

(iii)Redemption on January 5, 1999 of First Mortgage Notes at 110% of par and, purchase in June 1999 in the open market of First Mortgage Notes at discount. The net cost of these transactions was $3,048,320.

(iv) Investment by Equus of approximately $1.3 million in Equus-Comuneros, principally during its start-up period and for certain improvements to the racetrack. The Company has and will continue to make investments in Colombia through ABN, a new wholly owned subsidiary of HDA.

(v) Investment by HDA of approximately $460,000 in ABN, created for the purpose of establishing and operating the off-track betting agency system in Colombia for Los Comuneros racetrack.

(vi) Investment of approximately $200,000 in SSI, a new wholly owned subsidiary of HDA. SSI will provide up-link satellite services, satellite time
     (contracted from a third party), and leasing of video and data telecommunication equipment, to transmit (or simulcast) live races from and to the Company's racetracks and OTB agencies, including live races from outside the Company's operational territories to the agency distribution network in order to increase the level of wagering revenues through our OTB system.

     In addition to cash available to the Company at the beginning of the year of $6.6 million and cash flows from by operations during 1999, the Company obtained additional funds for its financing and investing transactions (as described above) principally from the following sources:

(i)  $650,000 in advances taken under a $2.5 million line of credit

(ii) Proceeds of $3,051,600 from the issuance by the Company of 2,991,764 units to accredited investors, principally The Wilson Family Limited Partnership, the owner of a majority of the Company's outstanding units pursuant to the terms of a private offering.

(iii)Capital leases to purchase equipment for El Comandante operations and certain equipment for the operations of SSI, consisting of an up-link earth station located in Panama, necessary to carry races via satellite in simulcast operations.

(iv) Proceeds from a $5.5 million term loan (considered Refinancing Indebtedness under the terms of the Indenture). This loan, which is collateralized by the First Mortgage Notes purchased by the Company in the open market, is payable in quarterly installments commencing on March 31, 2000 until maturity on December 15, 2001. The $2.5 million balance outstanding under the loan described in (i) above was paid from proceeds of this loan.

     For 2000 the projected principal uses of cash of the Company's activities, other than operating activities of El Comandante, are:

(i) Capital improvements to El Comandante race track and principal payments on existing capital leases.

(ii) Principal payments amounting to $2.5 million on the $5.5 million term loan,.

(iii)Additional investments in ABN for its Colombian operations and reduction of certain financial obligations assumed from Equus-Comuneros of approximately $1.2 million.

(iv) Additional investments in SSI, principally for the acquisition of the VSAT equipment and system for the agencies within the Company's OTB system and the payment of satellite time contracted from a third party.

     In addition to cash flow from operating activities of El Comandante, the Company expects to obtain funds for its other transactions from credit facilities with certain financial institutions. In February 2000, HDA, a wholly-owned subsidiary of the Company, drew the amount available under its $500,000 revolving line of credit, which amount is payable in full on December 15, 2001. Also, the Company is currently negotiating a $2 million credit facility with a financial institution in Colombia so that HDA and the Company are able to properly fund the development and operations of the off-track betting for ABN and meet the expected level of increased wagering from this operation.

     INVESTMENTS  IN  TELECOMMUNICATIONS  EQUIPMENT  AND  MARKET  EXPANSION

     The Company's top management has developed and recently implemented strategic financial plans designed to improve capital resources, liquidity and capital investments in the Company's distribution network and core assets. As a result, the Company is in the process of securing substantial credit facilities with a prominent financial institution to (1) finance the acquisition and installation of high-technology video and data transmission system (VSAT) with a communications center or HUB that will be cheaper, more efficient and reliable than conventional phone lines and commercial air time, and (2) to finance the purchase of outstanding notes (over $54 million) in order to allow the Company to make the necessary capital investments to increase the level of wagering through a combination of increase in the number of off-track betting agencies and improved racing program, including simulcast of live races from many jurisdictions to our network.

     The cash flow savings from reduction in operating expenses (primarily telephone and air time costs) to be realized from the new VSAT units will recover the $ 9 million capital investment in this new technology over the next four years.

     The Company's operational plans call for the installation over the next 12 to 18 months of more than 2,000 VSAT (video and data communication) units for the OTB agencies in all of its operations, including Puerto Rico, Dominican Republic, Panama and Colombia with a communications up-link satellite control center based in Puerto Rico. Satellite Services International, Inc. (SSI), a wholly-owned subsidiary of HDA (HUB) and the Company, will be the service provider for all telecommunications and satellite usage time, and will charge each of its affiliated companies a fee for the equipment and satellite time usage for transmissions (simulcast) of races from several countries.

     Additionally, the Company is performing due diligence reviews on market expansion for the acquisition of off-track betting agencies (distribution network) and interests in joint ventures for racetrack operations in Brazil, Uruguay and Argentina.

     As a result of these capital investments in high-technology and extensive high-tech distribution network, improved cash flow from better financing, and market expansion efforts, the Company plans to substantially increase consolidated wagering commissions during 2000 and future years.


     LONG-TERM COMMITMENTS. In addition to capital leases, long-term cash commitments of the Company (excluding foreign subsidiaries) are a $5.5 million term loan and the First Mortgage Notes.

     In December 1999 HDA obtained a $5.5 million term loan, considered Refinancing Indebtedness under the terms of the indenture. The loan is collaterized by the First Mortgage Notes purchased by the Company in the open market. Interest is payable monthly at a rate equivalent to one point over prime rate. Principal is payable in quarterly installments commencing on March 31, 2000 until maturity on December 15, 2001. The stated maturity dates of this term loan are as follows (in thousands):

                        YEAR ENDING
                        DECEMBER  31,        AMOUNT
                        --------------       -------
                             2000            $2,500
                             2001             3,000
                                             -------
                                             $5,500
                                              ======

     HDA's First Mortgage Notes bear interest at 11.75%, payable semiannually on June 15 and December 15, and are secured by El Comandante assets. The First Mortgage Notes are redeemable, at the option of HDA, at redemption prices (expressed as percentages of principal amount): if redeemed during the 12-month period beginning December 15 of years 1999 at 102.75%, 2000 at 101.5%, and 2001 and thereafter at 100% of principal amount, in each case together with accrued and unpaid interest. The stated maturity dates of First Mortgage Notes, as reduced by prior redemptions made by HDA and by the Notes purchased by ECMC in the open market, are as follows (in thousands):

                      YEAR ENDING           NET AMOUNT
                      DECEMBER  31,        (FACE VALUE)
                      ------------         ------------
                          2001              $  3,454
                          2002                10,200
                          2003                40,800
                                            -----------
                                            $ 54,454
                                            ===========

     To the extent First Mortgage Notes are not acquired in the open market or redeemed, Management expects to refinance this obligation not later than December 2002.

     As of March 21, 2000, HDA has advanced to Equus approximately $1.3 million against its allowable future distributions of profits, which technically is not in conformity with the terms of the Indenture.

     GOVERNMENT MATTERS. El Comandante's horse racing and pari-mutuel wagering operations are subject to substantial government regulation. Pursuant to the Puerto Rico Horse Racing Industry and Sport Act (the "Racing Act"), the Racing Board and the Puerto Rico Racing Administrator (the "Racing Administrator") exercises regulatory control over El Comandante's racing and wagering operations. For example, the Racing Administrator determines the monthly racing program for El Comandante and approves the number of annual race days in excess of the statutory minimum of 180. The Racing Act also apportions payments of monies wagered that would be available as commissions to ECMC. The Racing Board consists of three persons appointed to four-year terms by the Governor of Puerto Rico. The Governor also appoints the Racing Administrator for a four-year term.

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

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS


To  the  partners  of
Equus  Gaming  Company  L.P.:


     We have audited the accompanying consolidated balance sheets of Equus Gaming Company L.P. (a Virginia limited partnership) (the Company) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive earnings (loss), changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Galapagos, S.A. as of and for the year ended December 31, 1997, which reflect total assets of 4% and total revenues of 23% of the consolidated totals. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this entity, is based solely on the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Equus Gaming Company L.P. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

     As explained in Note 1 to consolidated financial statements, effective January 1, 1998, the Company changed its method of accounting for organizational and start-up costs in accordance with SOP 98-5, "Reporting of the Costs of Start-Up Activities". As a result, the Company wrote-off the unamortized balance of deferred organizational costs of approximately $550,000.



Arthur  Andersen  LLP
March  23,  2000
San  Juan,  Puerto  Rico

                                    EQUUS GAMING COMPANY L.P.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE YEARS ENDED DECEMBER 31,


                                                            1999          1998          1997
                                                        ------------  ------------  ------------
                                                                                   (SEE NOTE 14)
 REVENUES:
   Commissions on wagering                              $66,743,923   $52,528,562   $ 4,618,720
   Net revenues from lottery services                       545,568       656,145        87,659
   Income from business interruption                              -    10,832,370             -
   Gain from involuntary conversion                               -     2,024,159             -
   Rental income from El Comandante Race Track                    -             -    13,720,424
   Gain from sale of Television Stations                          -             -     4,669,400
   Other revenues                                         4,035,098     2,931,330     1,486,726
                                                        ------------  ------------  ------------
                                                         71,324,589    68,972,566    24,582,929
                                                        ------------  ------------  ------------
 EXPENSES:
   Payments to horseowners                               32,697,409    25,996,556     2,309,360
   Salaries, wages and employee benefits                 11,274,027    11,910,549     1,099,607
   Operating expenses                                    10,001,437     9,798,721     2,622,369
   General and administrative                             4,196,469     2,558,300     2,076,988
   Marketing, television and satellite costs              4,482,285     3,349,619       660,808
   Financial expenses                                     8,479,505     9,109,311     8,734,826
   Depreciation and amortization                          3,593,839     3,756,052     2,368,041
   Impairment loss on El Comandante Intangible                    -     3,135,713             -
                                                        ------------  ------------  ------------
                                                         74,724,971    69,614,821    19,871,999
                                                        ------------  ------------  ------------
 EARNINGS (LOSS) BEFORE INCOME TAXES, MINORITY
   INTEREST, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT    (3,400,382)     (642,255)    4,710,930

 PROVISION FOR INCOME TAXES                                 742,153     1,109,611     1,028,145
                                                        ------------  ------------  ------------

 EARNINGS (LOSS) BEFORE MINORITY INTEREST,
   EXTRAORDINARY ITEM AND CUMULATIVE EFFECT              (4,142,535)   (1,751,866)    3,682,785

 MINORITY INTEREST IN EARNINGS (LOSSES)                  (1,029,458)     (227,720)      878,033
                                                        ------------  ------------  ------------

 EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM
   AND CUMULATIVE EFFECT                                 (3,113,077)   (1,524,146)    2,804,752

EXTRAORDINARY ITEM, NET-
  Discount (premium) on early redemption of
  First Mortgage Notes and write-off of related
  deferred financing costs and note discount                 22,680       167,051      (326,013)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET                                                  -      (402,927)            -
                                                        ------------  ------------  ------------

NET EARNINGS (LOSS)                                     $(3,090,397)  $(1,760,022)  $ 2,478,739
                                                        ============  ============  ============

  The accompanying notes are an integral part of these consolidated statements.

                                   (continues)

                                 EQUUS GAMING COMPANY L.P.
                          CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                             FOR THE YEARS ENDED DECEMBER 31,

                                        (CONTINUED)


                                                       1999          1998         1997
                                                   ------------  ------------  -----------
 ALLOCATION OF NET (LOSS) EARNINGS:
   General partners                                $   (30,904)  $   (17,600)  $   24,787
   Limited partners                                 (3,059,493)   (1,742,422)   2,453,952
                                                   ------------  ------------  -----------
                                                   $(3,090,397)  $(1,760,022)  $2,478,739
                                                   ------------  ------------  -----------

 BASIC AND DILUTED PER UNIT AMOUNTS:
   Earnings (loss) before extraordinary item and
     cumulative effect of change in accounting
     principle, net                                      (0.39)        (0.24)        0.45

   Extraordinary item, net                                   -          0.02        (0.06)

   Cumulative effect of change in accounting
     principle, net                                          -         (0.06)           -
                                                   ------------  ------------  -----------
   Net earnings (loss)                             $     (0.39)  $     (0.28)  $     0.39
                                                   ------------  ------------  -----------

 WEIGHTED AVERAGE UNITS OUTSTANDING                  7,796,191     6,342,606    6,333,617
                                                   ============  ============  ===========

  The accompanying notes are an integral part of these consolidated statements.

                            EQUUS GAMING COMPANY L.P.
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                        FOR THE YEARS ENDED DECEMBER 31,


                                          1999          1998         1997
                                      ------------  ------------  -----------
 NET EARNINGS (LOSS)                  $(3,090,397)  $(1,760,022)  $2,478,739

 OTHER COMPREHENSIVE INCOME (LOSS):

  Currency translation adjustments       (553,146)       80,043      (56,447)
                                      ------------  ------------  -----------
COMPREHENSIVE INCOME (LOSS)           $(3,643,543)  $(1,679,979)  $2,422,292
                                      ------------  ------------  -----------

  The accompanying notes are an integral part of these consolidated statements.

                              EQUUS GAMING COMPANY L.P.
                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                             DECEMBER 31,
                                     ----------------------------
                                         1999           1998
                                     -------------  -------------
  CASH AND CASH EQUIVALENTS:
    Unrestricted                     $  1,888,995   $  6,462,992
    Restricted                            418,938        174,275
                                     -------------  -------------
                                        2,307,933      6,637,267
                                     -------------  -------------

  PROPERTY AND EQUIPMENT:
    Land                                7,786,980      7,128,858
    Building and improvements          56,512,072     44,615,936
    Equipment                          13,967,887     10,924,669
                                     -------------  -------------
                                       78,266,939     62,669,463
    Accumulated depreciation          (18,409,886)   (15,199,341)
                                     -------------  -------------
                                       59,857,053     47,470,122
                                     -------------  -------------

  DEFERRED COSTS, NET:
    Financing                           2,510,487      3,075,706
    Costs of Panama contract            1,980,000      2,090,000
    Other                                 501,505        209,852
                                     -------------  -------------
                                        4,991,992      5,375,558
                                     -------------  -------------

  OTHER ASSETS:
    Accounts receivable, net            1,577,634      1,160,468
    Notes receivable                    1,506,599      1,708,211
    Advances to Los Comuneros S. A.             -        950,000
    Prepayments and other assets          701,362        737,580
                                     -------------  -------------
                                        3,785,595      4,556,259
                                     -------------  -------------

                                     $ 70,942,573   $ 64,039,206
                                     =============  =============

  The accompanying notes are an integral part of these consolidated statements.

                                    EQUUS GAMING COMPANY L.P.
                                   CONSOLIDATED BALANCE SHEETS

                                           (continued)

                                LIABILITIES AND PARTNERS' DEFICIT

                                                                        DECEMBER 31,
                                                               ----------------------------
                                                                   1999           1998
                                                               -------------  -------------
  FIRST MORTGAGE NOTES:
    Principal, net of note discount of
      $885,446 and $1,068,540                                  $ 53,568,554   $ 56,194,460
    Accrued interest                                                265,900        317,069
                                                               -------------  -------------
                                                                 53,834,454     56,511,529
                                                               -------------  -------------

  OTHER LIABILITIES:
    Accounts payable and accrued liabilities                     11,660,824      8,088,343
    Outstanding winning tickets and refunds                       1,130,389        519,484
    Notes payable                                                 6,226,082      2,841,797
    Bonds payable                                                 4,000,000      4,000,000
    Capital lease obligations                                     3,235,507      2,249,076
                                                               -------------  -------------
                                                                 26,252,802     17,698,700
                                                               -------------  -------------

  DEFERRED INCOME TAXES                                           3,165,800      2,628,539
                                                               -------------  -------------

  MINORITY INTEREST                                               2,474,810      1,266,849
                                                               -------------  -------------

  COMMITMENTS AND CONTINGENCIES, SEE NOTE 4

  PARTNERS' DEFICIT
    General Partner                                                (781,879)      (745,444)
    Limited Partners - 10,383,617 units authorized:
      8,389,824 and 5,398,060 units issued and outstanding in
      1999 and 1998, respectively                               (14,003,414)   (13,320,967)
                                                               -------------  -------------
                                                                (14,785,293)   (14,066,411)
                                                               -------------  -------------

                                                               $ 70,942,573   $ 64,039,206
                                                               =============  =============

  The accompanying notes are an integral part of these consolidated statements.

                                    EQUUS GAMING COMPANY L.P.
                      CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                         FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
                                        DECEMBER 31, 1999

                                                     GENERAL      LIMITED
                                                     PARTNERS     PARTNERS         TOTAL
                                                    ----------  -------------  -------------
  BALANCES, DECEMBER 31, 1996                       $(752,867)  $(10,436,112)  $(11,188,979)

    Net earnings for the year                          24,787      2,453,952      2,478,739

    Currency translation adjustments                     (564)       (55,883)       (56,447)

    Cash distributions to minority partners of HDA          -       (544,139)      (544,139)

    Redemption of 17% minority interest in HDA              -     (2,782,350)    (2,782,350)
                                                    ----------  -------------  -------------

  BALANCES, DECEMBER 31, 1997                        (728,644)   (11,364,532)   (12,093,176)

    Net loss for the year                             (17,600)    (1,742,422)    (1,760,022)

    Currency translation adjustments                      800         79,243         80,043

    Difference between carrying amount of
      investment in Equus-Panama and net book
      value after public offering                           -        463,130        463,130

    Purchase of HDAMC Warrants                              -       (756,386)      (756,386)
                                                    ----------  -------------  -------------

  BALANCES, DECEMBER 31, 1998                        (745,444)   (13,320,967)   (14,066,411)

    Net loss for the year                             (30,904)    (3,059,493)    (3,090,397)

    Currency translation adjustments                   (5,531)      (547,615)      (553,146)

    Cash distributions to minority partners of HDA          -        (20,368)       (20,368)

    Issuance of Units, net of costs                         -      2,945,029      2,945,029
                                                    ----------  -------------  -------------

  BALANCES, DECEMBER 31, 1999                       $(781,879)  $(14,003,414)  $(14,785,293)
                                                    ==========  =============  =============

  The accompanying notes are an integral part of these consolidated statements.

                                          EQUUS GAMING COMPANY L.P.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE YEAR ENDED DECEMBER 31, 1999


                                                                  1999           1998           1997
                                                              -------------  -------------  ------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                       $ (3,090,397)  $ (1,760,022)  $ 2,478,739
                                                              -------------  -------------  ------------
    Adjustments to reconcile net earnings (loss) to
      net cash provided by operating activities-
        Gain from involuntary conversion                                 -     (2,024,159)            -
        Gain from sale of Television Stations                            -              -    (4,669,400)
        Depreciation and amortization                            4,296,160      4,450,031     3,085,155
        Impairment loss on El Comandante intangible                      -      3,135,713             -
        Deferred income tax provision                              537,261      1,145,945       893,403
        Minority interest                                       (1,029,458)      (304,320)      878,033
        Extraordinary item                                          22,680       (273,854)      459,173
        Cumulative effect of change in accounting principle              -        549,996             -
        Currency translation adjustments                           (28,920)        80,043       (56,447)
        Difference in investment in Equus-Panama after
          public offering                                                -        463,130             -
    Decrease (increase) in assets-
        Accounts receivable                                       (206,749)      (141,976)            -
        Rent receivable from ECOC                                        -              -      (654,307)
        Prepayments and other assets                               545,597       (161,735)      263,128
    Increase (decrease) in liabilities-
        Accounts payable and accrued liabilities                 1,658,363      1,883,130    (1,248,027)
        Outstanding winning tickets and refunds                    610,905       (546,129)            -
                                                              -------------  -------------  ------------
         Total adjustments                                       6,405,839      8,255,815    (1,049,289)
                                                              -------------  -------------  ------------

  Net cash provided by operating activities                      3,315,442      6,495,793     1,429,450
                                                              -------------  -------------  ------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                       (10,113,509)   (10,218,529)   (1,422,626)
    Property damage insurance proceeds                                   -     11,595,850             -
    Cost of Panama contract                                              -              -    (2,356,292)
    Deferred costs                                                (389,544)      (376,774)     (307,527)
    Collections of note from ECOC                                        -              -       326,661
    Decrease (increase) in notes receivable, net                   201,612     (1,271,966)            -
    Acquisition of ECOC cash accounts upon                                                            -
       termination of lease agreement                                    -      1,061,239             -
    Sales of Television Stations, net                                    -      6,494,643
    Advances to Los Comuneros S.A.                                       -       (950,000)            -
                                                              -------------  -------------  ------------
  Net cash (used in) provided by investing activities          (10,301,441)      (160,180)    2,734,859
                                                              -------------  -------------  ------------

  The accompanying notes are an integral part of these consolidated statements.

                                        EQUUS GAMING COMPANY L.P.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE YEAR ENDED DECEMBER 31, 1999

                                               (continued)


                                                               1999          1998          1997
                                                           ------------  ------------  ------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Redemption of First Mortgage Notes                     $(3,048,320)  $(6,500,000)  $(3,487,000)
    Payments (to) from affiliates                             (200,000)      200,000      (415,883)
    Payment of financing costs                                 (60,579)            -             -
    Loan proceeds from financial institutions                6,515,000     4,229,920     1,258,079
    Issuance of notes payable to Supra & Company S.E.                -             -       260,000
    Payments on notes payable and capital
      lease obligations                                     (3,612,813)   (3,372,946)     (714,213)
    Contributions by minority partners                          32,143     1,993,410        32,758
    Issuance of Units                                        3,051,600             -             -
    Issuance of bonds by Equus-Panama                                -     4,000,000             -
    Redemption of 17% minority interest in HDA                       -             -    (4,314,284)
    Purchase of HDAMC Warrants  (see Note 6)                         -      (756,386)            -
    Cash distributions to minority partners of HDA             (20,368)            -      (544,139)
                                                           ------------  ------------  ------------
  Net cash provided by (used in)  financing activities       2,656,663      (206,002)   (7,924,682)
                                                           ------------  ------------  ------------

  NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                         (4,329,334)    6,129,611    (3,760,373)

  CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               6,637,267       507,656     4,268,029

  CASH AND CASH EQUIVALENTS, END OF YEAR                   $ 2,307,933   $ 6,637,267   $   507,656
                                                           ============  ============  ============

  SUPPLEMENTAL INFORMATION:
    Interest paid                                          $ 8,572,220   $ 8,266,411   $ 7,992,439
    Income taxes paid                                                -             -       262,500

  NON-CASH TRANSACTIONS:
    Equipment acquired through capital leases                1,668,529       643,050             -
    Acquisition of ECOC's non cash accounts upon
      termination of lease agreement                                 -    (4,719,571)            -
    Contribution of non-cash assets,  net of liabilities
      by Los Comuneros S.A. (see Note 1)                     2,237,000             -             -

  The accompanying notes are an integral part of these consolidated statements.

                            EQUUS GAMING COMPANY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS  OF  PRESENTATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES:

     Equus Gaming Company L.P. (the "Company"), a Virginia limited partnership, is engaged in thoroughbred racing, wagering and other gaming businesses in the Caribbean, Central and South America. Through its subsidiaries, the Company operates four racetracks and manages an extensive off-track betting ("OTB") system in the various countries where the Company operates.

     The  Company  has  a  99%  interest  in Housing Development Associates S.E.
("HDA"), the owner of El Comandante Race Track ("El Comandante"), the only licensed thoroughbred racing facility in Puerto Rico. El Comandante has operated since January 1, 1998 as a wholly owned subsidiary of HDA, El Comandante Management Company, LLC ("ECMC"). HDA has recently organized two wholly-owned subsidiaries: Satellites Services International, Inc. ("SSI") and Agency Betting Network, Inc. ("ABN"). SSI will provide up-link services, satellite time (contracted from a third party), and leasing of video and data telecommunication equipment to transmit (or simulcast) live races from and to the Company's racetracks and OTB agencies, including live races from outside the Company's operational territories to the Company's agency distribution network in order to increase the level of wagering revenues through the OTB systems. ABN is establishing and operating an OTB agency system in Colombia for Los
Comuneros  Race  Track  in  Medellin,  Colombia  ("Los  Comuneros").

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

          The Company also has since 1999 a controlling 50% interest in Equus Comuneros S.A. ("Equus-Comuneros"), the owner and operator of Los Comuneros for approximately $2.1 million. In 1999 Equus-Comuneros received as a capital contribution from the minority stockholder, Los Comuneros S.A., all assets and liabilities that were employed by the prior operator of Los Comuneros. The assets mainly consisted of land, buildings and equipment for approximately $4.7 million and liabilities of approximately $2.6 million. The liabilities included mainly accounts payable to vendors and horseowners and certain financial obligations with various maturities through 2004.

     CONSOLIDATION  AND  PRESENTATION

     The Company consolidates the entities in which it has a controlling interest. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after eliminating all significant inter-company transactions. All of the entities included in the consolidated financial statements are hereinafter referred to collectively, when practicable, as the "Company".

     The Company has minority partners in HDA, Galapagos, Equus-Panama and Equus-Comuneros. Therefore, the Company recorded minority interest based on the income and (losses) of these consolidated subsidiaries that are attributable to the minority partners, as follows:

                          FOR THE YEAR ENDED DECEMBER 31,
                       -------------------------------------
                           1999         1998        1997
                       ------------  ----------  -----------
  SUBSIDIARY:
      HDA              $       650   $  19,940   $1,063,960
      Galapagos                  -           -     (185,927)
      Equus-Panama        (114,688)   (324,260)           -
      Equus-Comuneros     (915,420)          -            -
                       ------------  ----------  -----------
                       $(1,029,458)  $(304,320)  $  878,033
                       ------------  ----------  -----------


      In general, the minority interest is calculated based on the ownership interest of the minority partners. HDA's minority partners had an 18% interest until August 20, 1997, when HDA redeemed the 17% interest owned by Supra & Company S.E. ("Supra"). Following the redemption, HDA has a minority partner owning a 1% interest. Galapagos' minority partners own a 45% interest. However, during the years ended December 31, 1999, 1998 and 1997, the Company did not recognize minority interest in Galapagos' losses amounting to $312,217, $465,879 and $308,971, respectively, because the minority partners have no legal obligation to fund such losses in excess of their investment. Equus-Panama minority partners own a 49% interest effective October 22, 1998 after the issuance of new stock pursuant to a public offering in Panama for approximately $2 million. Equus-Comuneros minority partners own a 50% interest effective January 1, 1999.

     OUTSTANDING  UNITS

     The units of the Company represent an assignment of beneficial ownership of Class A limited partnership interest (the "Units"). On December 15, 1998, the Company acquired in treasury 935,557 of its Units in connection with the repurchase of Warrants issued by HDA Management Corporation ("HDAMC") (see Note
6). During 1999 the Company issued 2,991,764 Units to accredited investors (including 2,911,764 Units to The Wilson Family Limited Partnership, a major unitholder of the Company) for $3,051,600 pursuant to the terms of a private offering that commenced in December 1998 and expired in April 1999. Net income
(loss) per Unit is calculated based on the weighted average of Units outstanding.

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

     COMPREHENSIVE  INCOME

     The components of other comprehensive income are net losses from changes in exchange rates due to the translation of assets and liabilities and unsettled long term intercompany transactions of foreign subsidiaries.

     COMMISSIONS  ON  WAGERING

     Commissions on wagering represent income earned by the Company on bets placed on thoroughbred horse races held at El Comandante (Puerto Rico), V Centenario (Dominican Republic), Presidente Remon (Panama), and Los Comuneros (Colombia) principally through wagering facilities located at independently owned off track betting ("OTB") agencies throughout these countries. Commissions are based on percentages of wagers established by law that vary by country and are based on the different types of wagers. Commissions are presented in the accompanying consolidated financial statements net of applicable taxes on wagers, amounts payable to winning bettors, commissions to OTB agencies and other miscellaneous deductions established by law. Commissions on wagering are recognized upon completion of the races.

     NET  REVENUES  FROM  LOTTERY  SERVICES

     Galapagos has a five-year contract with a private operator to provide the wagering distribution system for a government-sponsored electronic lottery, which commenced on November 1, 1997. Lottery games are sold at OTB agencies selected by Galapagos and at lottery agencies selected by the lottery operator. Galapagos' commissions are 3% of gross lottery sales. In addition, the lottery operator pays Galapagos a monthly fee for each OTB agency that sells lottery games as reimbursement for a 50% share of telephone line costs. Revenues from lottery sales are presented in the accompanying consolidated statement of operations net of fees paid to the company providing wagering services (see Note
4).

     INCOME  AND  GAIN  FROM  INSURANCE  SETTLEMENT

     In connection with the settlements reached with the insurance carriers for damage to El Comandante in Puerto Rico and V Centenario in Dominican Republic inflicted by Hurricane Georges in 1998, resulting in the suspension of racing operations for over a month, the Company received total compensation of $11,595,850 for physical damage to the racetracks properties and $10,832,370 for business interruption. The Company recognized a gain from involuntary conversion of $1,813,633 and $210,526 being the net effect of the property damage insurance proceeds less the write-off of the book-value of property damaged at El Comandante and V Centenario, respectively.

     ADVERTISING  EXPENSE

     During the years ended December 31, 1999, 1998 and 1997, the Company incurred advertising costs of $1,594,139, $917,532 and $262,916, respectively.

     CASH  AND  CASH  EQUIVALENTS

     The Company considers as cash equivalents certificates of deposit with an original issuance to maturity term of three months or less. Restricted cash represents accumulated cash in the "Pool Pote" and a bonus amount that is added to the Pick 6 pool payout for predetermined race days. The Pool Pote is paid out when there is a sole pool winner. The corresponding payables are recorded as part of the liability for outstanding winning tickets and refunds.

     PROPERTY  AND  EQUIPMENT

     Land, buildings and improvements, and equipment are stated at cost plus a step-up of $5,650,000 of El Comandante assets on March 8, 1995 resulting from the issuance of Units to HDAMC for a 15% interest in HDA. A portion of the step-up was written off in 1998, as a result of damage caused by Hurricane Georges. Depreciation is calculated using the straight-line method over the estimated useful lives of the property: five to ten years for equipment, 35 years for buildings, and 10 to 15 years for land improvements. Major replacements and improvements are capitalized and depreciated over their estimated useful lives. Repairs and maintenance are charged to expense when incurred.

     DEFERRED  COSTS

     Deferred financing costs are being amortized over the life of the corresponding debt, using the interest method. Costs of Panama contract (see
Note 3) are amortized over the 20-year period of the Panama license, using the straight-line method.

     ORGANIZATIONAL  AND  START-UP  COSTS

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting of the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs associated with pre-opening and organization activities to be expensed as incurred. The Company made an early adoption of SOP 98-5 effective January 1, 1998 and, accordingly, wrote-off the unamortized balance of organizational and certain other deferred costs of $549,996. This amount is presented in the accompanying consolidated statement of income (loss) for the year ended December 31, 1998 as a cumulative effect of a change in accounting principle, net of provision for income taxes of $70,469 and minority interest of $76,600.

     ACCOUNTS  RECEIVABLE

     Accounts receivable principally consists of amounts due from OTB agencies on thoroughbred races and from the operator of the electronic lottery in the Dominican Republic. As of December 31, 1999 and 1998, allowance for doubtful accounts amounted to $410,328 and $484,293, respectively.

     NOTES  RECEIVABLE

     Notes receivable consist of short-term loans to horseowners to purchase horses as a means to improve the quality of racing. It also includes certain payments made to Panama horseowners to guarantee certain minimum amounts provided under the contract with Panama horseowners (see Note 4). These loans are payable when wagering in Panama reaches a certain level.

     CURRENCIES

     The Company consolidates its accounts with Galapagos and Equus-Comuneros whose functional currency are the Dominican Republic peso and the Colombian peso, respectively. The United States dollars ("US$") are also a recording currency in these countries. US$ are exchanged into these foreign currencies ("FC$") and vice versa through commercial banks and/or the central banks of the respective countries. The Company remeasures the monetary assets and liabilities of the foreign subsidiaries that were recorded in US$ into the FC$ using the exchange rates in effect at the balance sheet date (the "current rate") and all other assets and liabilities and capital accounts, at the historical rates. The Company then translates the financial statements of the foreign subsidiaries from FC$ into US$ using the current rates, for all assets and liabilities, and the average exchange rates prevailing during the year, for revenues and expenses.

     For the years ended December 31, 1999, 1998 and 1997, net exchange losses resulting from remeasurement of accounts, together with losses from foreign currency transactions, amounted to $25,701, $190,453 and $36,000, respectively, which amounts are included as operating expenses. Accumulated net losses from changes in exchange rates due to the translation of assets and liabilities of the foreign subsidiaries are included in partners' deficit and at December 31, 1999 and 1998 amounted to $656,501 and $103,355 (including $35,595 from unsettled  intercompany  transactions  in  1998),  respectively.

     The exchange rates in Dominican Republic as of December 31, 1999 and 1998 were US$1.00 to FC$16.00 and US$1.00 to FC$15.85, respectively. The average exchange rates in Dominican Republic prevailing during the years ended December 31, 1999, 1998, and 1997, were US$1.00 to FC$16.10, US$1.00 to FC$15.23 and
US$1.00 to FC$14.44, respectively. The exchange rate in Colombia as of December 31, 1999 was US$1.00 to FC$1,874. The average exchange rate in Colombia prevailing during the year ended December 31, 1999 was US$1.00 to FC$1,733. The Company also consolidates its accounts with Equus-Panama whose functional currencies are the Panama balboas and the US$. Because these currencies are of equivalent value, there is no effect attributed to foreign currency transactions of Equus-Panama.

     RECLASSIFICATIONS

     Certain amounts presented for 1998 and 1997 in the accompanying consolidated financial statements have been reclassified to conform to the 1999 presentation.


2.  EL  COMANDANTE  RACE  TRACK:

     OPERATING  LICENSE

     El Comandante is owned by HDA. It is currently operated by HDA's wholly owned subsidiary, ECMC, pursuant to an operating license granted by the Puerto Rico Racing Board, which expires on December 14, 2004. The license provides ECMC the exclusive right to operate a racetrack in the San Juan Region, which encompasses the northern half of Puerto Rico, and to conduct all types of authorized betting, throughout the island of Puerto Rico, based on races held at El Comandante. The Company and HDA are primarily responsible to ensure that ECMC complies with all terms and provisions of the license and applicable regulations and orders of the Puerto Rico Racing Board. Upon its expiration in December 2004, there can be no assurance that a new operating license will be issued. However, ECMC and its predecessors have continuously operated the only thoroughbred racing facility in Puerto Rico since 1957.

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

     EL  COMANDANTE  LEASE  AND  INTANGIBLE

     Until December 31, 1997 HDA leased El Comandante to El Comandante Operating Company, Inc. ("ECOC") under a lease agreement (the "El Comandante Lease") that required payments by ECOC to HDA of rent consisting of 25% of the annual commissions on wagering earned by ECOC. ECOC was required to pay all expenses of El Comandante except for real property taxes and the annual operating license fee (paid in 1997 by HDA).

     On January 1, 1998, upon termination of the El Comandante lease (i) ECOC transferred to ECMC, at book value, all assets employed in the racing business,
(ii) ECMC assumed all agreements of ECOC and its liabilities and (iii) ECMC commenced operating El Comandante. Net liabilities assumed by ECMC amounted to $3,658,332, including $3.1 million due to HDA at December 31, 1997. Management made an internal valuation of the tangible assets acquired from ECOC and concluded that book value approximated its fair value. Due to the underlying value of the operating license granted by the Puerto Rico Racing Board, ECMC allocated the $3,658,332 to an intangible asset, to be amortized during the remaining period of the license through December 2004.

       As a result of damage caused by Hurricane Georges to El Comandante and considering the delay in obtaining a new contract with the Puerto Rico horseowners association (contract expired in April, 1998, see Note 4), the Company assessed its investment in ECMC, following the provisions of SFAS No.
121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The Company assessed impairment of its non current assets, which included El Comandante intangible, based on a comparison of the aggregated undiscounted future cash flows from ECMC, as an individual entity, was less than net book value of ECMC's non current assets. Accordingly, the Company recognized an impairment loss of El Comandante intangible equivalent to its net book value as of December 31, 1998 of $3,135,713 in the consolidated statement of operations for the year ended December 31, 1998.


3.  RACE  TRACK  LEASES:

     V  CENTENARIO  LEASE

     Galapagos leases and operates V Centenario in Santo Domingo, Dominican Republic from the Government pursuant to a 10-year agreement ending in April 2005. The contract may be renewed for additional ten-year periods by mutual agreement of the parties. The contract also provides Galapagos with the right to develop off-track betting in the Dominican Republic and the exclusive right to simulcast horse races, into the Dominican Republic. Galapagos pays rent to the Government based on a percentage of the annual wagering on races run at V Centenario ("V Centenario Wagering"), as follows: .25% of the first RD$240 million (approximately US$15 million), .5% of the next RD$240 million, .75% of the next RD$240 million and 1% over RD$720 million (approximately US$45 million).

     The Government agreed to invest a portion of its tax receipts on simulcasting wagering to improve horse racing in the Dominican Republic to be distributed between Galapagos and horseowners. Galapagos' share of these tax receipts, which is received as reimbursement for repairs and maintenance of the Government-owned facility at V Centenario, marketing and television costs and certain other items, is based on the following percentages: 75% effective July, 1997, 65% effective July, 1998 and 50% effective July, 1999. Horseowners are entitled to the balance as additional purses. The agreement expired in January 2000. The assistance provided by the Government is included in other revenues and for the years ended December 31, 1999, 1998 and 1997 amounted to $321,358, $339,782 and $438,169, respectively, excluding amounts paid to horseowners as additional purses. Management is currently negotiating an extension of this agreement.

     PRESIDENTE  REMON  LEASE

     Equus-Panama leases from the Government and operates Presidente Remon in Panama City, Republic of Panama pursuant to a 20-year agreement ending in December 2017. The contract also provides Equus-Panama the right to develop off-track betting in Panama and the exclusive right to simulcast horse races from and into Panama as well as the right to operate up to 500 slot machines at the racetrack. Upon execution of the contract, Equus-Panama paid $2.2 million to the Panama Government. Equus-Panama began simulcasting races from United States racetracks on January 2, 1998 and live racing commenced on February 14, 1998.


4.  COMMITMENTS  AND  CONTINGENCIES:

     HORSEOWNERS'  AGREEMENTS

     The Company has separate agreements with the horseowners association of each country that establishes the amount payable to horseowners as purses in exchange for the availability of thoroughbred horses for races. Payments to horseowners are, in general, based on a percentage of wagering.

     The Panama contract expires in December 2007. It provides for minimum guaranteed payments to horseowners in 1999 and 1998 of $4.1 million and $3.8 million, respectively (including loans of $200,000 each year). The Dominican Republic contract expires in December 2005. The Colombia contract expires on December 31, 2009. It provides for certain minimum guaranteed payments to horseowners during the first three years ($1.2 million in 2000, increased in 2001 and 2002 in accordance with an inflation factor).

     The Puerto Rico contract expired in April 1998. However, the Puerto Rico Racing Board has extended the contract as an interim measure until the Company and the horseowners reach a new agreement. The contract is under negotiation at the present time.

     WAGERING  SERVICES  AGREEMENTS

     The Company has separate agreements with Autotote Systems, Inc. ("Autotote") for providing wagering services, software and equipment to each racetrack, necessary for the operation of the off-track betting system. Payments under these contracts are summarized as follows:

                         EL COMANDANTE    V CENTENARIO             REMON            LOS COMUNEROS
                         ---------------  --------------       -------------       ---------------
Expiration date            March 2005       March 2005          January 2008              (d)
Cost of services, as a
 percentage of wagering            0.65%           0.65%  (a)           1.00%                1.20%
Minimum amount per year  $      800,800   $     200,000   (b)   $    330,000  (c)   $           -

(a) Galapagos also receives services for the distribution system of the electronic lottery. Fees to Autotote are 2% of gross sales at lottery agencies and 1% of gross sales at OTB agencies.

(b)  For year 1997, minimum annual payment was $175,000.

(c) Based on a minimum monthly payment of $27,500 for 2000, increased each subsequent year, up to $36,000 in 2007. For years 1999 and 1998, the minimum annual payment was $300,000 and $318,000, respectively.

(d)  This contract is currently being renegotiated.

     OTHER  LONG-TERM  AGREEMENTS

     The Company has also entered in other long-term contracts that are essential for the operation of its racetracks such as to guarantee television coverage in Puerto Rico. ECMC has an agreement with S&E Network, Inc. (S&E") that requires the purchase of television time for a minimum of 910 hours at the rate of $725 (effective February 1997) per hour, adjusted annually by CPI, or at the rate of $900 per hour, also subject to CPI adjustments, if television time after 7:00 PM is needed. The contract is non-cancelable by either party during the initial term, which expires on December 2006. The term is automatically extended for successive 5 years periods by request of ECMC. During this extended term, the contract can be canceled by S&E, upon payment of liquidating damages of $2 million plus CPI after January 1997.


     CONTRIBUTIONS

     In connection with the termination of the lease agreement of El Comandante, ECMC assumed certain commitments made by ECOC to make contributions to several charitable and educational institutions during a four-year period ending in 2001. These obligations are included in accounts payable and, at December 31, 1999 and 1998 amounted to $350,000 and $450,000, respectively. ECMC expects to make the remaining contributions as follows: $150,000 in 2000 and $200,000 in 2001.


5.  FIRST  MORTGAGE  NOTES:

     On December 15, 1993, pursuant to a private offering, (i) El Comandante Capital Corp. ("ECCC"), a single-purpose wholly owned subsidiary of HDA, issued first mortgage notes in the aggregate principal amount of $68 million (the "First Mortgage Notes") under an indenture (the "Indenture") between ECCC, HDA and Banco Popular de Puerto Rico, as trustee (the "Trustee"), and (ii) HDAMC issued Warrants to purchase 68,000 shares of Class A Common Stock of HDAMC. In March 1995, the Warrants automatically became exercisable to purchase an aggregate of 1,205,232 units of the Company from HDAMC (see Note 6). Upon issuance of the Warrants, HDA recorded note discount of $2,040,000 equal to the fair value of the Warrants. Such note discount was being amortized using the interest method over the term of the First Mortgage Notes.

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

     During the past three years HDA has made early redemptions of First Mortgage Notes in connection with certain transactions. The Company has also purchased in the open market First Mortgage Notes which the Company intends to hold until maturity in cancellation of required partial redemptions in 2000 and 2001, as explained below. Following is a summary of these transactions:


                                                                        HELD BY THE
                                           FACE      (PREMIUM)          COMPANY AT
TYPE OF TRANSACTION              DATE      VALUE      DISCOUNT          31-DEC-99
------------------------------  ------  -----------  -----------       -----------
Redemption                      Mar-97  $   737,000  $        -        $        -
Redemption                      Sep-97    2,500,000    (250,000)                -
Purchase in open market         Dec-98    7,500,000   1,000,000         7,500,000
Redemption, reduced by amount   Jan-99
  of notes held by the Company            2,620,000    (262,000)  (a)    (380,000)
Purchase in open market         May-99      189,000      22,680           189,000
                                        -----------                    -----------
                                        $13,546,000                    $7,309,000
                                        -----------                    -----------

     (a)  Recorded  as  an  expense  by  the  Company  in  1998


     In connection with these transactions, the Company wrote-off a portion of the note discount and deferred financing costs. The net effect is included in the accompanying consolidated statements of income (loss) as extraordinary items, net of provision for income taxes, as follows:

                             FOR THE YEAR ENDED DECEMBER 31,
                             -------------------------------
                              1999       1998        1997
                             -------  ----------  ----------
Discount (premium)           $22,680  $ 738,000   $(250,000)
Write-offs                         -   (464,146)   (209,173)
Provision for income taxes         -   (106,803)    133,160
                             -------  ----------  ----------
                             $22,680  $ 167,051   $(326,013)
                             -------  ----------  ----------

     ECCC is required to partially redeem First Mortgage Notes commencing on December 15, 2000. The stated maturities of the First Mortgage Notes at December 31, 1999, reduced by prior redemptions, are as follows (in thousands):


DUE DURING THE YEAR   GROSS     PURCHASED IN     NET
ENDING DECEMBER 31,   AMOUNT    OPEN MARKET     AMOUNT
-------------------  --------  --------------  --------
2000                 $   563   $         563   $     -
2001                  10,200           6,746     3,454
2002                  10,200               -    10,200
2003                  40,800               -    40,800
                     --------  --------------  --------
                      61,763           7,309    54,454
Less - discount         (943)            (58)     (885)
                     --------  --------------  --------
                     $60,820   $       7,251   $53,569
                     --------  --------------  --------

      HDA may also redeem First Mortgage Notes at the following redemption prices (expressed as percentages of principal amount), in each case together with accrued and unpaid interest:

DURING THE 12 MONTH PERIOD
BEGINNING ON DECEMBER 15,
--------------------------
          1999                        102.75%
          2000                        101.50%
          2001                        100.00%

     HDA is required to purchase First Mortgage Notes, at face value, to the extent that HDA has accumulated excess cash flow, asset sales with net proceeds in excess of $5 million (to the extent these proceeds are not invested in HDA's racing business within a year), or a total taking or casualty, or in the event of a change of control of HDA.

     The Indenture contains certain covenants, one of which restricts the amount of distributions by HDA to its partners, including the Company. Permitted distributions are limited to approximately 48% of HDA's consolidated net income. In connection with certain approval required from noteholders (see Note
10), HDA agreed to temporarily reduce these distributions by 17%. HDA is permitted to make additional cash distributions to partners and other Restricted Payments, as defined under the Indenture, equal to 44.25% of the excess of HDA's cumulative consolidated net income after December 31, 1993 over the cumulative amount of the 48% Distributions, provided that HDA meets a certain minimum debt coverage ratio. HDA has not met this debt coverage ratio. As of March 10, 2000, HDA has advanced to the Company approximately $1.3 million against its allowable future distributions of profits, which, technically, is not in conformity with the terms of the Indenture. HDA intends to cure this default with the declaration of future permitted distributions.

6.  HDAMC  WARRANTS

     Under the Warrant Agreement, the Company was not a "qualified public company" and therefore HDA, as guarantor of the obligation, made the offer to purchase 68,000 outstanding Warrants for cash, at a repurchase price of $15.49 per Warrant. The repurchase offer expired on December 15, 1998 when 48,127 Warrants were tendered for a total purchase price of $745,487. This payment, together with transaction costs, was charged to partners' deficit. Of the remaining Warrants, 15,216 were exercised in exchange for 269,688 Units of the Company and, 4,657 Warrants, neither tendered nor exercised, expired. Therefore, 935,557 of the Units previously held by HDAMC were distributed to the Company and are currently held in treasury.


7.  BONDS  AND  NOTES  PAYABLE  AND  CAPITAL  LEASES:

     The Company's outstanding notes payable consist of the following:

                                                                  BALANCE AT
                                                                  DECEMBER 31,
                                      MATURITY   INTEREST   ----------------------
BORROWER          DESCRIPTION           DATE       RATE        1999        1998
---------------  --------------       ---------  ---------  ----------  ----------
HDA/ECMC         Note payable    (a)  15-Dec-01  P+1.00%    $5,500,000  $1,850,000
ECMC             Note payable          5-Jan-00  P+1.00%             -     649,100
Equus-Panama     Term loan            25-Apr-00     10.75%      56,364           -
Equus-Panama     Line of credit  (b)  various       10.75%     204,955     142,697
Equus-Comuneros  Term loans      (c)  various    variable      464,763           -
The Company      Loan            (d)          -  P+1.00%             -     200,000
                                                            ----------  ----------
                                                            $6,226,082  $2,841,797
                                                            ----------  ----------

     At December 31, 1999 and 1998, the prime rate (P) was 8.50% and 7.75%, respectively.

(a) Considered Refinancing Indebtedness under the terms of the Indenture. Collaterized by the First Mortgage Notes purchased in the open market (see
     Note 5). Payable in quarterly installments commencing on March 31, 2000. Balance outstanding under the credit facility existing at December 31, 1998 was paid from proceeds of the Refinancing Indebtedness.

(b) Maximum outstanding balance is $250,000. Available to finance loans to Panama horseowners for the acquisition of horses. Payable in equal monthly installments, principal and interest, with various maturity dates from April 25, 2000 to December 26, 2000.

(c) Collaterized by a certificate of deposit for $140,000, which is included in the accompanying balance sheet as of December 31, 1999 as restricted cash. Management is in the process of renegotiating the terms of these financial obligations. Interest rates range from 7% to 14.01% over Colombia's Fixed Term Deposit (FTD) rate. FTD at December 31, 1999 was 15.75%.

(d)  Loan from Interstate Business Corporation ("IBC") (see Note 10).

     HDA has a $500,000 revolving line of credit available until December 15, 2001 for its operational needs. Interest is calculated on balances outstanding at a rate equivalent to one point over prime rate. Principal is due upon maturity on December 15, 2001. In February 2000 HDA drew $500,000 under this credit facility.

     The Company also guarantees a $250,000 loan of the operator of the restaurant at Presidente Remon. The proceeds of this loan were used by Equus-Panama to finance improvements to the restaurant.

     In October 1998, Equus-Panama issued $4 million in unsecured bonds pursuant to a public offering. Interest is payable at 11% rate per annum on a quarterly basis. The bonds may be redeemed by Equus-Panama prior to June 30, 2001 at a redemption price of 102% of the principal amount and thereafter at par. There are certain restrictions that limit the capacity of Equus-Panama to incur indebtedness and pay dividends to shareholders.

     The following table summarizes future minimum payments on capital leases, notes payable and bonds of the Company and its consolidated subsidiaries:


DUE DURING THE YEAR    CAPITAL       NOTES       BONDS
ENDING DECEMBER 31,    LEASES       PAYABLE     PAYABLE
-------------------  -----------  -----------  ----------
2000                 $1,444,017   $3,242,588   $        -
2001                    953,016    3,117,949      600,000
2002                    681,866       46,604    1,000,000
2003                    517,755       40,469    1,200,000
2004                    299,605       22,020    1,200,000
                     -----------  -----------  ----------
                      3,896,259    6,469,630    4,000,000
  Imputed interest     (660,752)    (243,548)           -
                     -----------  -----------  ----------
                     $3,235,507   $6,226,082   $4,000,000
                     -----------  -----------  ----------


8.   RETIREMENT  PLAN  AND  PENSION  PLAN:

     RETIREMENT  PLAN

     In 1998, the Company established a retirement plan for employees of its subsidiary, Equus Entertainment Corporation ("EEC"). Employees are eligible to participate in the retirement plan when they have completed a minimum of 1,000 hours of service. The Retirement Plan is a defined contribution plan which provides for contributions by the Company for the accounts of eligible employees in amounts equal to 4% of base salaries and wages not in excess of the U.S. Social Security taxable wage base, and 8% of salaries (limited to $160,000) that exceed that wage base. Eligible employees may also make voluntary contributions to their accounts and self direct the investment of their account balances in various investment funds offered under the plan. Contributions to the Retirement Plan amounted to $49,975 and $52,400 in 1999 and 1998, respectively. Prior to October 5, 1998, EEC's employees participated in the retirement plan of Interstate General Company L.P. ("IGC"), a former general partner of the Company.

     PENSION  PLAN

     ECMC has a non-contributory defined benefit pension plan covering substantially all of its nonunion employees. As a result of the transfer of ECOC assets, liabilities and commitments, HDA is now the sponsor of the nonunion employees pension plan. Benefits are based on the employee's years of service and highest average earnings over five consecutive years during the last 15 years of employment. ECMC's policy is to fund an amount not less than the ERISA minimum funding requirement or more than the maximum deductible under the Puerto Rico tax law. Pertinent information on this pension plan as of and for the years ended December 31, 1999 and 1998, is as follows:

                                              1999         1998
                                           -----------  -----------
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of year  $1,152,797   $  926,531
  Service cost                                118,891       86,651
  Interest cost                                68,073       72,355
  Actuarial (loss) gain                      (339,600)      49,540
  Actuarial gain (loss) due to change
    in assumptions                                  -       71,246
  Benefit paid                               (405,279)     (53,526)
                                           -----------  -----------
  Benefit obligation at end of year           594,882    1,152,797
                                           -----------  -----------
CHANGE IN PLAN ASSETS:
  Fair value of plan at beginning of year     623,532      419,389
  Actual return on plan assets                 53,692       41,660
  Employer contribution                       206,446      266,009
  Benefits paid                              (405,279)     (53,526)
  Administrative expenses                     (50,000)     (50,000)
                                           -----------  -----------
  Fair value of plan at end of year           428,391      623,532
                                           -----------  -----------

  Funded status                              (166,491)    (529,265)
  Unrecognized net actuarial loss              42,584      341,127
  Unrecognized transition obligation           65,319       78,383
  Accrued benefit cost                        (58,588)    (109,755)

WEIGHTED-AVERAGE ASSUMPTION:
  Discount rate                                  7.90%        6.75%
  Expected return on plan assets                 7.50%        7.50%
  Rate of compensation increase                  4.00%        4.50%

COMPONENTS OF NET PERIODIC BENEFIT COST:
  Service Cost                                118,891      136,651
  Interest cost                                68,073       72,355
  Expected return on plan assets              (54,902)     (37,808)
  Amortization of transition obligations       13,064       13,064
  Recognized net actuarial loss                10,153       17,719
                                           -----------  -----------
  Net periodic benefit cost                $  155,279   $  201,981
                                           -----------  -----------

9.  INCOME  TAXES:

     The Company is organized as a partnership, which is not a taxable entity for United States tax purposes and incurs no federal income tax liability. As a result, each partner is required to take into account in computing its income tax liability such partner's allocable share of the Company's net taxable income. As a result of certain changes in the Company's corporate structure effective January 1, 1998, the partner's allocable share of the Company's net taxable income will be approximately equal to cash received during the year.

     The provision for income taxes included in the accompanying consolidated financial statements is attributable to (i) Puerto Rico income taxes on the results of operations of its Puerto Rico subsidiaries, EEC, HDA and ECMC and
(ii) withholding taxes imposed by foreign countries on income earned by EEC, for which no foreign tax credit will be available in Puerto Rico, summarized as follows:

                              FOR THE YEAR ENDED DECEMBER 31,
                              -------------------------------
                                1999       1998       1997
                              --------  ----------  --------
Puerto Rico income taxes-
Deferred                      $375,928  $1,145,945  $893,403
Current                        204,892       -           -
Federal income tax, current       -          -         1,582
Foreign income tax, deferred   161,333       -           -
                              --------  ----------  --------
                              $742,153  $1,145,945  $894,985
                              --------  ----------  --------

     The deferred income tax asset is mainly attributable to net operating losses carried-forward, for which a valuation allowance has been recorded. The deferred income tax liability as of December 31, 1999 and 1998 has the following components of deferred tax liabilities (assets), net of corresponding valuation allowance:

                                           DECEMBER 31,
                                     ------------------------
                                        1999         1998
                                     -----------  -----------
  Puerto Rico income taxes-
     Depreciation                    $1,536,640   $2,859,688
     Gain on involuntary conversion   1,513,569    1,057,413
     Net operating losses of ECMC             -     (924,371)
     Contingency reserves                     -     (298,560)
     Other                              (75,083)     (94,971)
  Foreign withholding income taxes      190,674       29,340
                                     -----------  -----------
                                     $3,165,800   $2,628,539
                                     -----------  -----------

10.  RELATED  PARTY  TRANSACTIONS:

     LOAN  FROM  IBC

     In 1998 the Company obtained a $200,000 loan from IBC, the sole owner of Equus Management Company, ("EMC"), the managing general partner of the Company. The loan accrued interest based on the Citibank prime rate plus 1%, which at December 31, 1998 was 8.75%. The principal and accrued interest was paid in March 1999.

     TRANSACTION  WITH  SUPRA

     On August 19, 1997, HDA redeemed for $4,075,000 the 17% interest in HDA held by Supra, thereby increasing the Company's interest in HDA to approximately 99%. The redemption price plus transaction costs of $239,284 were recorded in partners' deficit, net of the book value of Supra's minority interest in HDA of $1,531,934. The transaction required the approval from the majority in interest of outstanding First Mortgage Notes.

     SERVICES  AMONG  RELATED  PARTIES

     The following represents a summary of amounts accrued for services rendered by or from certain related parties, namely, EMC, IBC, American Community Properties Trust ("ACPT") and Interstate General Company L.P. ("IGC") during the years ended December 31, 1999, 1998 and 1997:

                                                FOR THE YEAR ENDED DECEMBER 31,
                                                 ----------------------------
ENTITY                NATURE OF SERVICE            1999      1998      1997
------------  ---------------------------------  --------  --------  --------
RENDERED BY:
  ACPT        Support agreement                  $ 40,400  $ 29,236  $ 28,607
  ACPT        Rent office space                    42,000    42,000         -
  EMC         Director fees                        88,800    98,550    88,200
  EMC         Management agreement                      -         -   278,673
  EMC         Expenses in excess of receipts            -         -   420,958
  IBC         Accounting services                       -     3,000    12,000
  IGC         Services of James J. Wilson         135,000   180,000         -
  IGC         Other services on Virginia racing    18,041         -         -
RENDERED TO:
  IGC         Services of Thomas B. Wilson
              on waste technology matters               -    46,800         -


11.  LEGAL  PROCEEDINGS:

     Certain of the Company's subsidiaries are presently named as defendants in various lawsuits and might be subject to certain other claims arising out of its normal business operations. Management, based in part upon advice from legal counsel, believes that the results of such actions will not have a material adverse impact on the Company's financial position or results of operations.


12.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS:

     As of December 31, 1999 and 1998 the fair value of the First Mortgage Notes was approximately $47,920,000 and $50,391,000, respectively, (as compared with its carrying value of $53,568,554 in 1999 and $56,194,460 in 1998) based on the market price quoted by a brokerage firm that trades the First Mortgage Notes. The carrying value of notes payable, capital leases and notes receivable approximates fair value because these obligations bear interest at variable
rates.   The  carrying  value  of  accounts  receivable  and  accounts  payable approximates  fair  value  due  to  the  short-term  maturity  thereof.

13.  SEGMENT  INFORMATION:

     The Company has identified four reportable segments, based on geographical considerations: Puerto Rico, Dominican Republic, Colombia and Panama. The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on profit or loss before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses. The following presents the segment information for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                   PUERTO   DOMINICAN
1999:                               RICO     REPUBLIC    COLOMBIA    PANAMA    TOTAL
                                  --------  ----------  ----------  --------  --------
Commissions on wagering           52,076   $   3,835   $   1,445   $ 9,388   $66,744
Total revenues                    54,681       5,316       1,646     9,682    71,325
Financial expenses                 7,602          48         262       568     8,480
Depreciation and amortization      2,508         320         192       573     3,593
Loss before income
  taxes, minority interest
  and extraordinary item            (641)       (694)     (1,831)     (234)   (3,400)
Capital improvements               8,671         183         904       356    10,114
Total assets                      54,792       1,842       5,120     9,189    70,943

1998:
Commissions on wagering          $41,081   $   3,640   $       -   $ 7,808   $52,529
Total revenues                    55,350       5,747           -     7,876    68,973
Financial expenses                 8,669         121           -       319     9,109
Depreciation and amortization      2,928         364           -       464     3,756
Earnings (loss) before income
  taxes, minority interest,
  extraordinary item and
  cumulative effect                1,518        (815)          -    (1,345)     (642)
Capital improvements               5,373          52           -     4,793    10,218
Total assets                      52,455       2,049         950     8,585    64,039

1997:
Total revenues                   $18,810   $   5,773   $       -   $     -   $24,583
Financial expenses                 8,656          79           -         -     8,735
Depreciation and amortization      1,841         527           -         -     2,368
Earnings (loss) before income
  taxes, minority interest
  and extraordinary item           5,811      (1,100)          -               4,711
Capital improvements                 649         232           -       542     1,423
Total assets                      50,824       2,330           -     3,033    56,187

          Effective January 1, 1998 EEC, which is based in Puerto Rico, provides management services to the foreign countries in connection with the operation of the racetracks and the off-track betting system. Fees for these services represent an intersegment revenue. For the years ended December 31, 1999 and 1998, Puerto Rico recognized revenue of $186,021 and $180,763, respectively, attributable to Dominican Republic and $159,575 attributable to Panama. No fees were charged to Panama in 1998 due to restrictions under its bonds.


14.  UNAUDITED  PROFORMA  FINANCIAL  STATEMENTS:

          In August 1997, HDA redeemed a 17% interest owned by a minority partner, thereby increasing the Company's interest in HDA to approximately 99% and effective January 1, 1998, it terminated the lease agreement with ECOC and commenced operating El Comandante through its wholly owned subsidiary, ECMC (the "Proforma Transactions").

          The following unaudited proforma consolidated statement of operations for the year ended December 31,1997 is based upon the historical consolidated statement of operations of the Company and its subsidiaries, and was prepared as if the above described transactions had all occurred on January 1, 1997. Proforma adjustments include results of operations of ECOC for the year ended December 31, 1997. The unaudited proforma consolidated statement is not necessarily indicative of what the actual results of operations of the Company would have been assuming such Proforma Transactions had been completed as of January 1, 1997 and does not purport to represent the results of operations for future periods. In Management's opinion, all adjustments necessary to reflect the effects of these Proforma Transactions have been made.

                        EQUUS GAMING COMPANY L.P.
              PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE YEAR ENDED DECEMBER 31, 1997
                 (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                                 1997
                                                                -------
                                                              (UNAUDITED)
   REVENUES:
     Commissions on wagering                                    $59,512
     Net revenues from lottery services                              88
     Gain from sale of Television Stations                        4,669
     Other revenues                                               3,949
                                                                -------
                                                                 68,218
                                                                -------
   EXPENSES:
     Payments to horseowners                                     29,669
     Salaries, wages and employee benefits                        8,665
     Operating expenses                                           6,969
     General and administrative                                   4,794
     Marketing, television and satellite costs                    3,130
     Financial expenses                                           9,013
     Depreciation and amortization                                3,303
                                                                -------
                                                                 65,543
                                                                -------
   EARNINGS BEFORE INCOME TAXES, MINORITY
     INTEREST AND EXTRAORDINARY ITEM                              2,675
   PROVISION FOR INCOME TAXES                                       505
                                                                -------
   EARNINGS BEFORE MINORITY INTEREST AND
     EXTRAORDINARY ITEM                                           2,170
   MINORITY INTEREST IN EARNINGS                                    878
                                                                -------
   EARNINGS BEFORE EXTRAORDINARY ITEM                             1,292
   EXTRAORDINARY ITEM                                             1,558
                                                                -------
   NET EARNINGS                                                 $ 2,850
                                                                =======

  ALLOCATION OF NET EARNINGS:
     General partners                                           $    28
     Limited partners                                             2,822
                                                                -------
                                                                $ 2,850
                                                                =======
  BASIC AND DILUTED PER UNIT AMOUNTS:
     Earnings before extraordinary item                            0.20
     Extraordinary item                                            0.25
                                                                -------
     Net earnings                                               $  0.45
                                                                =======

   WEIGHTED AVERAGE UNITS OUTSTANDING                             6,334
                                                                =======

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

     EMC does not engage in any activities other than managing the business of the Company. EMC is governed by its Board of Directors, which currently consists of eight persons. Directors will be elected in the future either by Interstate Business Corporation ("IBC"), as the parent company of EMC, or by the directors then holding office subject to certain limitations, including that at least two of the directors be independent of the Company, IBC and Interstate General Company L.P. ("IGC"). Thus, Unitholders do not have the power to elect EMC's directors. The officers of EMC are elected by its Board of Directors. All officers of EMC are employees of Equus Entertainment Corporation ("EEC"), a wholly owned subsidiary of the Company.

     At present, two of EMC's directors are directors and officers of IGC's managing general partner and two of EMC's directors are directors and officers of IBC. Also, one EMC's director is a trustee of American Community Property Trust ("ACPT"). The adult children of James J. and Barbara A. Wilson own approximately 99.4% of IBC and 100% of The Wilson Family Limited Partnership ("WFLP"). The Wilson family and companies controlled by them, including IBC and WFLP, hold approximately a 67% interest in the Company, a 54.25% interest in IGC and a 50.89% interest in ACPT.

DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY  AND  EMC

     The table below sets forth the name, age and positions with the Company and EMC of each director and executive officer of EMC and each executive officer of the Company.

 NAME                   AGE     POSITIONS  WITH  THE  COMPANY  AND  EMC
 ----                   ---     ---------------------------------------

James  J. Wilson         66     Co-Chairman and Director of EMC

Thomas B. Wilson         37     Co-Chairman,  President  and  Chief  Executive
                                Officer;  Director  of  EMC

Hernan G. Welch          50     Executive  Vice  President  -  Finance  and
                                Administration

Gretchen Gronau          35     Vice  President  and  Chief  Financial  Officer

Juan M. Rivera-Gonzalez  52     Vice  Chairman  and  Director  of  EMC

Donald J. Kevane         69     Director  of  EMC

Alberto M. Paracchini    67     Director  of  EMC

Barbara A. Wilson        63     Director  and  Secretary  of  EMC

Mark  Augenblick         52     Director  of  EMC

Kevin  Wilson            41     Director  of  EMC

Charles  Cuprill         56     Director  of  EMC


RELATIONSHIPS.   James J. Wilson and Barbara A. Wilson are the parents of Thomas
B.  Wilson  and  Kevin  Wilson.

Certain  additional information concerning the above persons is set forth below.

James  J.  Wilson  was  Chairman and President of EMC from its formation in 1994
-----------------
until February 1996 when he resigned. He was reelected Chairman of the Board of Directors of EMC in October 1998. He has been Chairman of the Board and Chief Executive Officer of the general partner of IGC, since 1986. He is the founder of IGC and has been Chief Executive Officer of IGC and its predecessors since 1957. He is the founder of IBC and its predecessors.

Thomas  B.  Wilson has been President and Chief Executive Officer of EMC and the
------------------
Company since January 1998 and Director of EMC since February 1998. He has been a Director of IGMC since December 1995 a Director of IBC since 1994 and a Vice President of IBC since September 1994. From 1994 to December 1997 he was
President  of  El  Comandante  Operating  Company,  Inc.("ECOC").

Hernan  G. Welch  has been Executive Vice President - Finance and Administration
----------------
of EMC and the Company since July of 1999. From 1994 to July of 1999 he was in public accounting and served as an International Audit and Consulting Partner with the international firm of Ernst & Young. He was in charge of multinational engagements involving financial accounting and reporting, and financial management services for multinational companies in industries such as entertainment and high technology, energy, telecommunications and financial services. He served as an expatriate executive in Latin America for the firm from 1997 to 1999. He started his professional career with the U.S. Treasury Department in 1974 and then pursued a public accounting career from 1979 through 1999 as a CPA.

Gretchen  Gronau  has  been  Vice  President  and Chief Financial Officer of the
----------------
Company and EMC since August 1996. From May 1990 to August 1996 she served in various tax and financial management positions with IGC, including Vice President from August 1994 to August 1996. She has served as Assistant Treasurer of IBC since October 1996.

Juan M. Rivera-Gonzalez was Executive Vice President and Chief Operating Officer
-----------------------
of EMC and the Company since January 1998 and Director of EMC since February 1998, until he resigned in September 1999 to practice law and serve as legal counsel of the Company. From January 1996 to December 1997 he was Executive Vice President of the Company. From September 1995 to December 1995 he served as Vice President of the Company and was also Vice President of IGC from 1994 to April 1996. From April 1991 to December 1993 he was President and General Manager of ECOC.

Donald  J. Kevane has been a Director of EMC since its formation in 1994.  He is
-----------------
a certified public accountant and senior partner in the Puerto Rico accounting firm of Kevane Peterson Soto & Pasarell LLP, which he founded in 1975. He is also a director since 1990 of Venture Capital Fund, Inc., a Puerto Rico-based venture capital firm and a director since 1992 of the Autoridad de Energia Electrica (the Puerto Rico Electric Power Authority), and, since 1975, a director of GM Group, Inc,, a wholly owned subsidiary of Banco Popular de Puerto Rico.

Alberto  M.  Paracchini  has been a Director of EMC since its formation in 1994.
-----------------------
He has been a director of BanPonce Corporation, now Popular Inc., and Banco Popular de Puerto Rico since January 1991, and was Chairman of the Board from January 1991 to April 1993. He is Vice Chairman of the Board of Puerto Rican Cement Company, Inc. and a director of Venture Capital Fund, Inc., a Puerto Rico-based venture capital firm.
Barbara A. Wilson has been a Director of EMC since January 1996 and Secretary of
-----------------
EMC since August 1996. She served as Director of IGMC from December 1995 to 1996. She has been a Director of IBC since 1987, Chairman of the Board since March 1996, Secretary since 1990 and Treasurer since 1993.

Mark  Augenblick  has  been  a  Director  of  EMC in March, 1998.  He has been a
----------------
Director  and  Vice  Chairman  of  IGMC  since March 1998.  Prior to joining the
Company, Mr. Augenblick was a partner in the Washington, D.C. law firm, Shaw Pittman, Potts & Trowbridge.

Kevin  Wilson  has been a Director of EMC since September 1996.  He has been the
-------------
President, Director and majority owner since 1989 of Community Homes, Inc., a homebuilding company of which he was a co-founder.

Charles A. Cuprill  has been a Director of EMC since December 1999.  Mr. Cuprill
------------------
has  been  practicing  civil  law  in  Puerto  Rico  since  1972.


SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  REQUIREMENTS

         Mr. Charles A. Cuprill filed late on March 21, 2000 a Form 5 to report annual changes in his beneficial ownership of Units of the Company for December 1999.


ITEM  11.   EXECUTIVE  COMPENSATION

SUMMARY COMPENSATION TABLE. The following table sets forth the aggregate compensation with respect to the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company during 1999, employed by its wholly-owned subsidiary EEC effective January 1, 1998. Prior 1998, two of these executives were employees of EMC and, accordingly, their compensation for years before 1998 is also included in the table.

                                                                            LONG-TERM
                                                                           COMPENSATION
                                                                           ------------
                                                                              AWARDS
                                                 ANNUAL COMPENSATION       ------------
                                          --------------------------------- SECURITIES
                                                                     OTHER  UNDERLYING ALL OTHER
                                                                     ANNUAL   OPTIONS/ COMPEN-
NAME AND PRINCIPAL                    SALARY             BONUS    COMPENSATION SAR'S   SATION
POSITION                      YEAR      ($)                ($)        ($)    (#) (1)  ($) (2)
---------------------------  ------  ----------       -------------  ------  -------  -------
Thomas B. Wilson               1999     249,800                  -        -       -    9,527
  President and CEO            1998     240,200  (3)             -       -        -        -
                               1997           -                  -        -       -        -

Hernan G. Welch (4)            1999      89,530                  -        -       -        -
  Executive Vice                  -           -                  -        -       -        -
  President - Finance             -           -                  -        -       -        -
  and Administration

Gretchen Gronau                1999     130,400                  -        -       -    7,354
  VicePresident                1998     125,200                  -        -  10,000    7,264
  and CFO                      1997     100,200                  -        -     SAR    5,400

Juan M. Rivera-Gonzalez (5)    1999     240,800                  -        -       -        -
  Executive Vice               1998     240,200                  -        -  10,000   10,064
  President and COO            1997     180,000             50,000        -     SAR    5,400

Angel Blanco-Bottey (6)        1999     105,270             45,500        -       -        -
  Senior Vice                  1998     160,200                  -        -       -        -
  President                    1997           -                  -        -       -        -

(1) Represents Unit Appreciation Rights assumed by the Company, as discussed below.

(2)  Reflects contributions to Retirement Plan discussed below.

(3) During 1998 a subsidiary of IGC engaged in the development of solid waste treatment facilities reimbursed the Company approximately $46,800 for actual payroll costs attributed to time spent by Mr. Wilson on waste technology matters.

(4) Mr. Welch was hired as an executive of the Company effective July 1999 with an annual base salary of $200,000.

(5) Effective September 17, 1999 Mr. Rivera-Gonzalez resigned as an officer of the Company and was retained as a consultant and Vice Chairman of EMC. His salary for 1999 includes a payment of $58,400 for accrued and unpaid vacations.

(6)  This executive was an employee of the Company through July 12, 1999.

          RETIREMENT PLAN. In 1998, the Company established its own retirement plan for employees of its subsidiary EEC. Employees are eligible to participate in the retirement plan when they have completed a minimum employment period of 1,000 hours. The Retirement Plan is a defined contribution plan which provides for contributions by the Company for the accounts of eligible employees in amounts equal to 4% of base salaries and wages not in excess of the U.S. Social Security taxable wage base, and 8% of salaries (limited to $160,000) that
exceeded  that  wage  base.   Eligible  employees  may  also  make  voluntary
contributions to their accounts and self direct the investment of their account balances in various investment funds offered under the plan. Contributions to the Retirement Plan amounted to $49,975 in 1999. Prior to October 5, 1998, EEC's employees participated in IGC's retirement plan.

          DIRECTORS. Directors of EMC who are not employees of the Company or any of its subsidiaries receive directors' fees established by the Board of Directors of EMC. These Directors are compensated at a rate of $3,750 per quarter, $1,000 per meeting and out-of-pocket expenses for meetings. In 1999, the directors' fees totaled $88,800 of which $15,000 was unpaid as of December
31, 1999. Mr. James Wilson does not receive director's fees; instead, the Company pays a fee to IGC who, in turn, pays Mr. Wilson's compensation. During 1999 fees to IGC for Mr. Wilson services amounted to $135,000.

          The Company entered into a consulting agreement with Juan M. Rivera-Gonzalez effective October 1, 1999 whereas Mr. Rivera-Gonzalez receives annual compensation of $100,000 for his services, including his position as Vice Chairman. The agreement is cancelable by either party upon 30 days written notice.

          UNIT APPRECIATION RIGHTS. As of December 31, 1999, there are 10,000 Unit Appreciation Rights ("UAR") outstanding corresponding to one executive, fully vested and exercisable, which will expire on October 18, 2004. The UAR entitle the holder to receive, upon exercise, an amount payable in cash, Units of the Company, securities in another company or some combination thereof, as determined by EMC's Board of Directors. The amount received upon exercise is based on the excess of the fair market value of the UAR over a fixed base price. During 1999, there were no UAR exercised or granted and 10,000 were canceled. As of December 31, 1999, the unexercised in-the-money UAR had no value. The Company intends to adopt a Share Incentive Plan to provide for unit-based incentive compensation for officers, Key employees and Directors.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  UNITHOLDERS  AND  MANAGEMENT

     The following table sets forth certain information regarding the Units that are beneficially owned as of March 22, 2000 (i) by each director of EMC or executive officer of EMC or the Company, (ii) by all directors of EMC and executive officers of EMC or the Company, as a group, and (iii) by each person who is known by EMC or the Company to beneficially own more than 5% of the outstanding Units of the Company. Except where noted, the address for the beneficial owner is Doral Building, 7th Floor, 650 Munoz Rivera Avenue, Hato Rey, PR 00918.

                                                    BENEFICIAL OWNERSHIP (1)
                                                      -------------------
                                                      NUMBER OF
NAME OF BENEFICIAL OWNERSHIP                            UNITS    PERCENT
----------------------------------------------------  ---------  --------
MANAGEMENT AND DIRECTORS
  Barbara A. Wilson (2)                                      50     0.00%
  Kevin Wilson (2)                                       86,397     1.03%
  Thomas B. Wilson (2)                                   86,397     1.03%
  Donald J. Kevane                                        1,000     0.01%
  Alberto Paracchini                                     25,000     0.30%
  Charles A. Cupril                                      10,000     0.12%
  Hernan G. Welch                                         5,000     0.06%
  Gretchen Gronau                                           900     0.01%

  All executive officers of EMC and the
  Company and directors of EMC,
  as a group (8 persons)                                214,744     2.56%

OTHER UNITHOLDERS
  The Wilson Family Limited Partnership ("WFLP") (2)
  222  Smallwood Village Center
  St. Charles, Maryland  20602                        5,093,088    60.71%

--------------------------------------------------------------------------------

     (1) The beneficial ownership of Units was determined on the basis of Units directly and indirectly owned by executive officers and directors of EMC and Units to be issued under options that are exercisable within the next 60 days.

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



ITEM  14. EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON  FORM 8K

INDEX TO  FINANCIAL  STATEMENTS.

     (i)  Financial  Statements  (included  in  Item  8)

          Equus  Gaming  Company  L.P.
            Report  of  Independent  Public  Accountants
            Consolidated  Statements  of  Operations  for  the  years
              ended  December  31,  1999,  1998  and  1997
            Consolidated  Statements  of  Comprehensive  Income  (Loss) for the
              years  ended  December  31,  1999,  1998  and  1997
            Consolidated  Balance  Sheets  as  of  December  31,  1999 and 1998
            Consolidated  Statements  of  Changes  in  Partners'  Deficit  for
              each  of  the  three  years in the period ended December 31, 1999
            Consolidated  Statements  of  Cash  Flows  for  the  years  ended
              December  31,  1999,  1998  and  1997
            Notes  to  Consolidated  Financial  Statements


EXHIBITS.

EXHIBIT
NUMBER    EXHIBIT  DESCRIPTION                        REFERENCE
-------   --------------------                        ---------------------
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

3.3       First  Amendment  to  Certificate  of       Exhibit  3.2  to  Form  S-11
          Limited Partnership of the Company

3.4       Second Amendment to Certificate  of         Exhibit  3.3  to  Form  S-11
          Limited  Partnership of the  Company

3.5       Third  Amendment to Certificate of          Exhibit  3.5  to  Form  S-11
          Limited  Partnership of the Company


3.6       Fourth  Amendment to Certificate of         Exhibit  3.6  to  Annual
                                                      Report

          Limited  Partnership  of  the  Company      on Form 10-K  of the Company
                                                      for the year ended  ecember 31,
                                                      1997  ("1997  10-K")

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

10.68     First Amendment to Ninth Amended            Exhibit 10.68 to Annual Report on
          and  Restated  Partnership  Agreement       Form  10-K of the Company for the
          of  HDA  dated  October  2,  1998           year  ended  December  31,  1998
                                                     ("1998  10-K")

10.69     Stock Purchase Agreement dated              Exhibit  10.69  to  1998  10-K
          as  of  March  1,  1999


21        Subsidiaries  of  the  Company              Filed  herewith

REPORTS  ON  FORM  8-K.   None

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

                                    Equus  Gaming  Company  L.P.
                                    ----------------------------
                                             (Registrant)

                                    By: Equus  Management  Company
                                        Managing  General  Partner

March  24,  2000                        /s/ Thomas  B.  Wilson
----------------                        ----------------------------------------
                                            Thomas  B.  Wilson
                                            Co-Chairman,  President,
                                            Chief Executive Officer and Director


March  24,  2000                        /s/ Hernan  G.  Welch
----------------                        ----------------------------------------
                                            Hernan  G.  Welch
                                            Executive  Vice  President
                                            Finance  and  Administration

March  24,  2000                       /s/ Gretchen  Gronau
----------------                        ---------------------------------------
                                           Gretchen  Gronau
                                           Vice President and  Chief
                                           Financial  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE                  TITLE                      SIGNATURE
----                  -----                      ---------

March  24,  2000      Co-Chairman                /s/  James  J.  Wilson
----------------                                 ------------------------------
                                                      James  J.  Wilson

March  24,  2000      Co-Chairman, President,    /s/  Thomas  B.  Wilson
----------------      Chief  Executive  Officer   ------------------------------
                      and  Director                   Thomas  B.  Wilson

March  24,  2000      Vice Chairman and Director /s/  Juan  M.  Rivera
----------------                                  ------------------------------
                                                      Juan  M.  Rivera

March  24,  2000      Director                   /s/  Donald  J.  Kevane
----------------                                 ------------------------------
                                                      Donald  J.  Kevane

March  24,  2000      Director                   /s/  Alberto M. Paracchini
----------------                                 ------------------------------
                                                      Alberto  M.  Paracchini

March  24,  2000      Director                   /s/  Charles  A.  Cupril
----------------                                 ------------------------------
                                                      Charles  A.  Cupril