Form 10-Q
period 2000-03-31
EQUUS GAMING CO LP
filed 2000-05-12
CIK 928423

SECURITIES  AND  EXCHANGE  COMMISSION
                               Washington,  D.C.  20549

                                    FORM 10-Q

          (Mark  One)

         /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH 31, 2000,  OR

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

                            EQUUS GAMING COMPANY L.P.
                                    FORM 10 Q
                                      INDEX

                                                                      PAGE
                                                                     NUMBER
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

     Consolidated Statements of Operations for the Three Months
     Ended March 31, 2000 and 1999 (Unaudited)                          3

     Consolidated Statements of Comprehensive Income (Loss) for the
     Three Months Ended March 31, 2000 and 1999 (Unaudited)             5

     Consolidated Balance Sheets at March 31, 2000 (Unaudited)
     and December 31, 1999 (Audited)                                    6

     Consolidated Statement of Changes in Partners' Deficit for the
     Three Months Ended March 31, 2000 (Unaudited)                      8

     Consolidated Statements of Cash Flows for the Three
     Months Ended March 31, 2000 and 1999 (Unaudited)                   9

     Notes to Consolidated Financial Statements                        11

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations
     Results of Operations                                             21
     Liquidity and Capital Resources                                   23

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                             26
Item 2.  Material Modifications of Rights of Registrant's Securities   26
Item 3.  Default upon Senior Securities                                26
Item 4.  Submission of Matters to a Vote of Security Holders           26
Item 5.  Other Information                                             26
Item 6.  Exhibits and Reports on Form 8-K                              26

Signatures                                                             27

                           EQUUS GAMING COMPANY L.P.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED MARCH 31,

                                  (UNAUDITED)

                                              2000          1999
                                           ------------  ------------
 REVENUES:
Commissions on wagering                    $16,516,211   $17,309,401
Net revenues from lottery services             107,887       142,493
Other revenues                                 998,647     1,533,792
                                           ------------  ------------
                                            17,622,745    18,985,686
                                           ------------  ------------
 EXPENSES:
Payments to horseowners                      7,969,867     8,393,069
Salaries, wages and employee benefits        2,448,527     2,912,790
Operating expenses                           2,382,863     2,163,432
General and administrative                   1,001,775       778,473
Marketing, television and satellite costs    1,128,685       930,040
Financial expenses                           2,445,834     2,073,955
Depreciation and amortization                  955,083       875,944
                                           ------------  ------------
                                            18,332,634    18,127,703
                                           ------------  ------------

 (LOSSES) EARNINGS BEFORE
   INCOME TAXES AND MINORITY                  (709,889)      857,983

 PROVISION FOR INCOME TAXES                    155,689       338,487
                                           ------------  ------------
 (LOSSES) EARNINGS
   BEFORE MINORITY INTEREST                   (865,578)      519,496

 MINORITY INTEREST IN (LOSSES) EARNINGS       (258,294)      (60,462)
                                           ------------  ------------

NET (LOSSES) EARNINGS                      $  (607,284)  $   579,958
                                           ============  ============

                                   (continues)

                            EQUUS GAMING COMPANY L.P.
                     CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                   (UNAUDITED)
                                   (CONTINUED)

                                            2000         1999
                                      -----------  ----------
ALLOCATION OF NET (LOSSES) EARNINGS:
General partners                      $   (6,073)  $    5,800
Limited partners                        (601,212)     574,158
                                      -----------  ----------
                                      $ (607,285)  $  579,958
                                      -----------  ----------

 BASIC AND DILUTED PER UNIT AMOUNTS:  $    (0.07)  $     0.10
                                      ===========  ==========

 WEIGHTED AVERAGE UNITS OUTSTANDING    8,389,824    5,868,648
                                      ===========  ==========

  The accompanying notes are an integral part of these consolidated statements.


                                   EQUUS GAMING COMPANY L.P.
                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             FOR THE THREE MONTHS ENDED MARCH 31,

                                         (UNAUDITED)

                                          2000       1999
                                       ----------  --------
 NET (LOSSES) EARNINGS                 $(607,285)  $579,958

 OTHER COMPREHENSIVE (LOSSES) INCOME:

Currency translation adjustments        (115,962)    65,522

COMPREHENSIVE (LOSSES) INCOME          $(723,247)  $645,480
                                       ----------  --------

     The accompanying notes are an integral part of these consolidated statements.

                            EQUUS GAMING COMPANY L.P.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                  MARCH 31,    DECEMBER  31,
                                    2000          1999
                                    ----          ----
                                 (UNAUDITED)    (AUDITED)

CASH AND CASH EQUIVALENTS:
  Unrestricted                  $    348,121   $  1,888,995
  Restricted                         946,415        418,938
                                -------------  -------------
                                   1,294,536      2,307,933
                                -------------  -------------

PROPERTY AND EQUIPMENT:
  Land                             7,760,682      7,786,980
  Building and improvements       56,784,429     56,512,072
  Equipment                       14,239,377     13,967,887
                                -------------  -------------
                                  78,784,488     78,266,939
  Accumulated depreciation       (19,297,783)   (18,409,886)
                                -------------  -------------
                                  59,486,705     59,857,053
                                -------------  -------------

DEFERRED COSTS, NET:
  Financing                        2,708,245      2,510,487
  Costs of Panama contract         1,952,500      1,980,000
  Other                              720,659        501,505
                                -------------  -------------
                                   5,381,404      4,991,992
                                -------------  -------------

OTHER ASSETS:
  Accounts receivable, net         1,584,394      1,577,634
  Notes receivable                 1,520,065      1,506,599
  Prepayments and other assets     1,184,998        701,362
                                -------------  -------------
                                   4,289,457      3,785,595
                                -------------  -------------

                                $ 70,452,102   $ 70,942,573
                                =============  =============

                                   (continues)

                              EQUUS GAMING COMPANY L.P.
                             CONSOLIDATED BALANCE SHEETS

                                     (continued)

                          LIABILITIES AND PARTNERS' DEFICIT

                                                     MARCH 31      DECEMBER 31
                                                       2000           1999
                                                   -------------  -------------
                                                    (UNAUDITED)     (AUDITED)
FIRST MORTGAGE NOTES:
Principal, net of note discount of
    $835,766 and $885,446                          $ 53,618,234   $ 53,568,554
  Accrued interest                                    1,865,486        265,900
                                                   -------------  -------------
                                                     55,483,720     53,834,454
                                                   -------------  -------------

OTHER LIABILITIES:
  Accounts payable and accrued liabilities           10,112,715     11,660,824
  Outstanding winning tickets and refunds             1,632,376      1,130,389
  Notes payable                                       6,035,513      6,226,082
  Bonds payable                                       4,000,000      4,000,000
  Capital lease obligations                           2,957,318      3,235,507
                                                   -------------  -------------
                                                     24,737,922     26,252,802
                                                   -------------  -------------

DEFERRED INCOME TAXES                                 3,522,483      3,165,800
                                                   -------------  -------------

MINORITY INTEREST                                     2,216,516      2,474,810
                                                   -------------  -------------

COMMITMENTS AND CONTINGENCIES, SEE NOTE 2

PARTNERS' DEFICIT
  General Partner                                      (789,112)      (781,879)
  Limited Partners - 10,383,617 units authorized:
    8,389,824 units issued and outstanding in
    2000 and 1999, respectively                     (14,719,427)   (14,003,414)
                                                   -------------  -------------
                                                    (15,508,539)   (14,785,293)
                                                   -------------  -------------

                                                   $ 70,452,102   $ 70,942,573
                                                   =============  =============

                                      EQUUS GAMING COMPANY L.P.
                        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                              FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                           (UNAUDITED)

                                                         GENERAL      LIMITED
                                                         PARTNERS     PARTNERS         TOTAL
                                                        ----------  -------------  -------------
BALANCES, DECEMBER 31, 1999                             $(781,879)  $(14,003,414)  $(14,785,293)

  Net losses for the three months ended March 31, 2000     (6,073)      (601,212)      (607,285)

  Currency translation adjustments                         (1,160)      (114,801)      (115,961)


BALANCES, MARCH 31, 2000                                $(789,112)  $(14,719,427)  $(15,508,539)
                                                        ==========  =============  =============

  The accompanying notes are an integral part of these consolidated statements.

                            EQUUS GAMING COMPANY L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                   (UNAUDITED)
                                                        2000          1999
                                                     -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (losses) earnings                              $ (640,304)  $   579,958
                                                     -----------  ------------
  Adjustments to reconcile net (losses) earnings to
    net cash provided by operating activities-
      Depreciation and amortization                   1,080,853     1,056,821
      Deferred income tax provision                     157,200       338,487
      Minority interest                                (258,294)      (60,462)
      Currency translation adjustments                 (137,666)       65,522
  Decrease (increase) in assets-
      Accounts receivable                              (561,825)   (1,134,470)
      Prepayments and other assets                     (251,692)      204,944
  Increase (decrease) in liabilities-
      Accounts payable and accrued liabilities          170,513     1,111,681
      Outstanding winning tickets and refunds           691,476       870,856

       Total adjustments                                890,565     2,453,379
                                                     -----------  ------------

Net cash provided by operating activities               250,261     3,033,337
                                                     -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (690,819)   (2,459,331)
  Deferred costs                                        (29,189)      (44,504)
  (Increase) decrease  in notes receivable, net         (13,466)      570,767
                                                     -----------  ------------
Net cash used in investing activities                  (733,474)   (1,933,068)
                                                     -----------  ------------

                                EQUUS GAMING COMPANY L.P.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED MARCH 31,

                                    (UNAUDITED)
                                    (continued)
                                                             2000          1999
                                                         ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of First Mortgage Notes                     $         -   $(2,882,000)
  Payments to affiliates                                           -      (200,000)
  Loan proceeds from financial institutions                  570,000       775,000
  Payments on notes payable and capital
    lease obligations                                     (1,100,185)   (1,010,642)
  Contributions by minority partners                               -        40,158
  Issuance of units                                                -     2,970,000
  Cash distributions to minority partners of HDA                   -        (9,756)
                                                         ------------  ------------
Net cash used in  financing activities                      (530,185)     (317,240)
                                                         ------------  ------------
NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                         (1,013,397)      783,027

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               2,307,933     6,637,267

CASH AND CASH EQUIVALENTS, END OF YEAR                   $ 1,294,536   $ 7,420,294
                                                         ============  ============
SUPPLEMENTAL INFORMATION:
  Interest paid                                          $   324,127   $   299,631
  Income taxes paid                                                -             -

NON-CASH TRANSACTIONS:
  Equipment acquired through capital leases                   48,000        81,290
  Contribution of non-cash assets,  net of liabilities
    by Los Comuneros S.A. (see Note 1)                             -     1,959,842

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

     The  Company  has  a  99%  interest  in Housing Development Associates S.E.
("HDA"),  the  owner  of  El  Comandante  Race Track ("El Comandante"), the only licensed thoroughbred racing facility in Puerto Rico. El Comandante has been operated since January 1, 1998 by the wholly owned subsidiary of HDA, El Comandante Management Company, LLC ("ECMC"). HDA has recently organized two wholly-owned subsidiaries: Satellites Services International, Inc. ("SSI") and Agency Betting Network, Inc. ("ABN"). SSI will provide up-link services, satellite time (contracted from a third party), and leasing of video and data telecommunication equipment to transmit (or simulcast) live races from and to the Company's racetracks and OTB agencies, including live races from outside the Company's operational territories to the Company's agency distribution network in order to increase the level of wagering revenues through the OTB systems. ABN is establishing and operating an OTB agency system in Colombia for Los
Comuneros  Race  Track  in  Medellin,  Colombia  ("Los  Comuneros").

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

     CONSOLIDATION  AND  PRESENTATION

     The consolidated financial statements as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 are unaudited but include all adjustments (consisting of normal recurring adjustments) which management considers necessary for a fair presentation of the results of operations of the interim periods. The operating results for the three months ended March 31, 2000 are not necessary indicative of the results that may be expected for the year. Net earnings (losses) per unit are calculated based on weighted average of Units outstanding. Outstanding warrants to purchase Units do not have a material dilutive effect on the calculation of earnings per Unit.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     These unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes of the Company included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1999.

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

     The Company has minority partners in HDA, Galapagos, Equus-Panama and Equus-Comuneros. Therefore, the Company recorded minority interest based on the earnings and (losses) of these consolidated subsidiaries that are attributable to the minority partners, as follows:

              FOR THE THREE MONTHS ENDED MARCH 31,
              ------------------------------------
                        2000          1999
                        ----          ----
                     (UNAUDITED)   (UNAUDITED)
SUBSIDIARY:
    HDA              $     1,500   $    10,350
    Galapagos                  -             -
    Equus-Panama          25,741        29,150
    Equus-Comuneros     (285,535)      (99,962)
                     ------------  ------------
                     $  (258,294)  $   (60,462)
                     ------------  ------------

      In general, the minority interest is calculated based on the ownership interest of the minority partners. HDA has a minority partner owning a 1% interest. Galapagos' minority partners own a 45% interest. However, during the three months ended March 31, 2000 and 1999 the Company did not recognize minority interest in Galapagos' losses amounting to $134,440 and $27,870 respectively, because the minority partners have no legal obligation to fund such losses in excess of their investment. As of March 31, 2000 the accumulated losses not allocated to the minority partners amounts to $1,221,507. Equus-Panama minority partners own a 49% interest. Equus-Comuneros minority partners own a 50% interest.

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

     For the three months ended March 31, 2000 and 1999, net exchange losses resulting from re - measurement of accounts, together with losses from foreign currency transactions, amounted to $75,879 and $37,597, respectively, which amounts are included as operating expenses. Accumulated net losses from changes in exchange rates due to the translation of assets and liabilities of the foreign subsidiaries are included in partners' deficit and at March 31, 2000 and 1999 amounted to $115,962 and $52,242 respectively.

     The current exchange rates in Dominican Republic as of March 31, 2000 and 1999 were US$1.00 to FC$16.30 and US$1.00 to FC$16.00, respectively. The average exchange rates in Dominican Republic prevailing during the three months ended March 31, 2000 and 1999, were US$1.00 to FC$16.27, US$1.00 to FC$16.00 , respectively. The current exchange rate in Colombia as of March 31, 2000 and 1999 were US$1.00 to FC$1,952 and $US1.00 to FC$1,500. The average exchange rate in Colombia prevailing during the three months ended in March 31, 2000 and 1999 were US$1.00 to FC$1,950 and US$1.00 to FC$1,500. The Company also consolidates its accounts with Equus-Panama whose functional currencies are the Panama Balboas and the US$. Because these currencies are of equivalent value, there is no effect attributed to foreign currency transactions of Equus-Panama.

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

     WAGERING  SERVICES  AGREEMENTS

     The Company has separate agreements with Autotote Systems, Inc. ("Autotote") for providing wagering services, software and equipment to each racetrack, necessary for the operation of the off-track betting system. Payments under these contracts are summarized as follows:

                                                             PRESIDENTE
                         EL COMANDANTE   V CENTENARIO          REMON        LOS COMUNEROS
                        ---------------  ----------------  ---------------  -------------
Expiration date            March 2005    March 2005         January 2008           (d)
Cost of services, as a
 percentage of wagering         0.65%         0.65%   (a)       1.00%             1.20%
Minimum amount per year  $    800,800   $   200,000   (b)  $  330,000   (c) $        -

(a) Galapagos also receives services for the distribution system of the electronic lottery. Fees to Autotote are 2% of gross sales at lottery agencies and 1% of gross sales at OTB agencies.

(b) During 2000, management expects to renegotiate for a fixed fee over the handle instead of a guarantee minimum payment.

(c) Based on a minimum monthly payment of $27,500 for 2000, increased each subsequent year, up to $36,000 in 2007. For years 1999 the minimum annual payment was $300,000. During 2000, management expects to renegotiate for a fixed fee over the handle instead of a guaranteed minimum payment.

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

3.  FIRST  MORTGAGE  NOTES:

     On December 15, 1993, pursuant to a private offering, (i) El Comandante Capital Corp. ("ECCC"), a single-purpose wholly owned subsidiary of HDA, issued first mortgage notes in the aggregate principal amount of $68 million (the "First Mortgage Notes") under an indenture (the "Indenture") between ECCC, HDA and Banco Popular de Puerto Rico, as trustee (the "Trustee"), and (ii) Housing Development Associates Management Company ("HDAMC") issued Warrants to purchase 68,000 shares of Class A Common Stock of HDAMC. In March 1995, the Warrants automatically became exercisable to purchase an aggregate of 1,205,232 units of the Company from HDAMC. Upon issuance of the Warrants, HDA recorded note discount of $2,040,000 equal to the fair value of the Warrants. Such note discount was being amortized using the interest method over the term of the First Mortgage Notes.

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

     During the past three years HDA has made early redemptions of First Mortgage Notes in connection with certain transactions. The Company has also purchased in the open market First Mortgage Notes which the Company intends to hold until maturity in cancellation of required partial redemptions in 2000 and 2001, as explained below. Following is a summary of these transactions:

                                                        HELD BY THE
                                             FACE        COMPANY AT    (PREMIUM)
TYPE OF TRANSACTION               DATE       VALUE      31-MAR-2000    DISCOUNT
------------------------------  --------  -----------  -------------  -----------
Redemption                      Mar-1997  $   737,000  $          -   $        -
Redemption                      Sep-1997    2,500,000             -     (250,000)
Purchase in open market         Dec-1998    7,500,000     7,500,000    1,000,000
Redemption, reduced by amount   Jan-1999
  of notes held by the Company              2,620,000      (380,000)    (262,000)  (a)
Purchase in open market         May-1999      189,000       189,000       22,680
                                          -----------  -------------
                                          $13,546,000  $  7,309,000
                                          -----------  -------------

     (a)  Recorded  as  an  expense  by  the  Company  in  1998

     In connection with these transactions, the Company wrote-off a portion of the note discount and deferred financing costs.

     ECCC is required to partially redeem First Mortgage Notes commencing on December 15, 2000. The stated maturities of the First Mortgage Notes, reduced by prior redemptions, are as follows (in thousands):

DUE DURING THE TWELVE     GROSS     PURCHASED IN     NET
MONTHS ENDING MARCH 31,   AMOUNT    OPEN MARKET     AMOUNT
-----------------------  --------  --------------  --------
2001                     $   563   $         563   $     -
2002                      10,200           6,746     3,454
2003                      10,200               -    10,200
2004                      40,800               -    40,800
                          61,763           7,309    54,454
Less - discount             (877)            (41)     (836)
                         $60,886   $       7,268   $53,618
                         --------  --------------  --------

      HDA may also redeem First Mortgage Notes at the following redemption prices (expressed as percentages of principal amount), in each case together with accrued and unpaid interest:

     DURING  THE  12  MONTH  PERIOD
     BEGINNING  ON  DECEMBER  15,
     ----------------------------
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

     The Indenture contains certain covenants, one of which restricts the amount of distributions by HDA to its partners, including the Company. Permitted distributions are limited to approximately 48% of HDA's consolidated net earnings. In connection with certain approval required from noteholders , HDA agreed to temporarily reduce these distributions by 17%. HDA is permitted to make additional cash distributions to partners and other Restricted Payments, as defined under the Indenture, equal to 44.25% of the excess of HDA's cumulative consolidated net income after December 31, 1993 over the cumulative amount of the 48% Distributions, provided that HDA meets a certain minimum debt coverage ratio. HDA has not met this debt coverage ratio. As of March 31, 2000 HDA advanced to the Company approximately $1.4 million against its allowable future distributions of profits, which, technically, is not in conformity with the terms of the Indenture. HDA intends to cure this default with the declaration of future permitted distributions.

4.  BONDS  AND  NOTES  PAYABLE  AND  CAPITAL  LEASES:

     The  Company's  outstanding  notes  payable  consist  of  the  following:

                                                                   BALANCE AT
                                MATURITY          INTEREST   MARCH 31,   DECEMBER 31,
BORROWER          DESCRIPTION            DATE       RATE        2000        1999
---------------  --------------       ----------  ---------  ----------  ------------
HDA/ECMC         Note payable    (a)  15-Dec-01     P+1.00%  $4,875,000  $  5,500,000
HDA              Line of credit  (b)  15-Dec-01     P+1.00%     500,000             -
Equus-Panama     Term loan       (c)  25-Apr-00      10.75%      14,091        56,364
Equus-Panama     Line of credit  (d)  various        10.75%     217,136       204,955
Equus-Comuneros  Term loans      (e)  various     variable      429,286       464,763
                                                             ----------  ------------
                                                             $6,035,513  $  6,226,082
                                                             ----------  ------------

     At March 31, 2000 and December 31, 1999, the prime rate (P) was 9.00% and 8.50%, respectively.

(a) Considered Refinancing Indebtedness under the terms of the Indenture. Secured by the First Mortgage Notes purchased in the open market (see
     Note 3).  Payable in quarterly installments commencing on March  31,  2000.

(b) Revolving line of credit secured by the First Mortgage Notes purchased in the open market ( See Note 3). HDA has a $500,000 revolving line of credit available until December 15, 2001 for its operational needs. Interest is calculated on balances outstanding at a rate equivalent to one point over prime rate. Principal is due upon maturity on December 15, 2001.

(c)  The  loan  was  paid  off  on  April  25,  2000.

(d) Maximum outstanding balance is $250,000. Available to finance loans to Panama horseowners for the acquisition of horses. Payable in equal monthly installments, principal and interest, with various maturity dates from April 25, 2000 to December 26, 2000.

(e) Secured by a certificate of deposit for $140,000, which is included in the accompanying balance sheet as of December 31, 1999 as restricted cash. Management is in the process of renegotiating the terms of these financial obligations. Interest rates range from 7% to 14.01% over Colombia's Fixed Term Deposit (FTD) rate. FTD at March 31, 2000 was 10.98%.

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

     The following table summarizes future minimum payments on capital leases, notes payable and bonds of the Company and its consolidated subsidiaries:

DUE DURING THE TWELVE      CAPITAL       NOTES       BONDS
MONTHS ENDING MARCH 31,    LEASES       PAYABLE     PAYABLE
-----------------------  -----------  -----------  ----------
2001                     $1,387,699   $2,547,718   $        -
2002                        821,070    3,612,109      600,000
2003                        640,187       44,741    1,000,000
2004                        497,845       38,852    1,200,000
2005                        194,106       21,140    1,200,000
                         -----------  -----------  ----------
                          3,540,907    6,264,560    4,000,000
  Imputed interest         (583,589)    (229,047)           -
                         -----------  -----------  ----------
                         $2,957,318   $6,035,513   $4,000,000
                         -----------  -----------  ----------

5.  RELATED  PARTY  TRANSACTIONS:

     SERVICES  AMONG  RELATED  PARTIES

     The following represents a summary of amounts accrued for services rendered by or from certain related parties, namely, EMC, American Community Properties Trust ("ACPT") and Interstate General Company L.P. ("IGC") during the three months ended March 31, 2000 and 1999:

                                            FOR THE THREE MONTHS ENDED MARCH 31,
ENTITY             NATURE OF SERVICE               2000             1999
------------  ---------------------------   -----------------  -----------------
Rendered by:
  ACPT        Support agreement             $           8,100  $           8,100
  ACPT        Rent office space                        10,500             10,500
  EMC         Director fees                            25,500             22,750
  IGC         Services of James J. Wilson              33,750             33,750
                                            -----------------  -----------------
                                            $          77,850  $          75,100
                                            =================  =================

6.  LEGAL  PROCEEDINGS:

     Certain of the Company's subsidiaries are presently named as defendants in various lawsuits and might be subject to certain other claims arising out of its normal business operations. Management, based in part upon advice from legal counsel, believes that the results of such actions will not have a material adverse impact on the Company's financial position or results of operations.

7.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS:

     As of March 31, 2000 the fair value of the First Mortgage Notes was approximately $47,920,000 (as compared with its carrying value of $53,618,234) based on the market price quoted by a brokerage firm that trades the First Mortgage Notes. The carrying value of notes payable, capital leases and notes receivable approximates fair value because these obligations bear interest at variable rates. The carrying value of accounts receivable and accounts payable approximates fair value due to the short-term maturity thereof.

8.  SEGMENT  INFORMATION:

     The Company has identified four reportable segments, based on geographical considerations: Puerto Rico, Dominican Republic, Colombia and Panama. The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on profit or loss before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses. The following presents the segment information for the three months ended March 31, 2000, 1999 and 1998 (in thousands):

                                                           PUERTO    DOMINICAN
2000:                                                        RICO     REPUBLIC    COLOMBIA   PANAMA    TOTAL
                                                            -------  ----------  ----------  -------  --------
Commissions on wagering                                     $13,130  $     785   $     365   $ 2,236  $16,516
Total revenues                                               13,896        999         413     2,315   17,623
Financial expenses                                            2,205          8          81       152    2,446
Depreciation and amortization                                   660         79          62       154      955
Earnings (Loss) before income                                                                               -
   taxes and minority interest                                  100       (299)       (564)       53     (710)
Capital improvements                                            575         35          38        43      691
Total assets                                                 54,286      1,781       5,188     9,197   70,452

1999:
Commissions on wagering                                     $13,563  $   1,079   $     237   $ 2,430  $17,309
Total revenues                                               14,213      1,551         709     2,513   18,986
Financial expenses                                            1,857         16          63       138    2,074
Depreciation and amortization                                   572        101          66       137      876
Earnings (Loss) before income
   taxes and minority interest                                1,060        (62)       (200)       60      858
Capital improvements                                          1,695         10         623       131    2,459
Total assets                                                 53,766      2,020       5,916     8,726   70,428

     Effective January 1, 1998 EEC, which is based in Puerto Rico, provides management services to the foreign countries in connection with the operation of the racetracks and the off-track betting system. Fees for these services represent an intersegment revenue. For the three months ended March 31, 2000 Puerto Rico recognized revenue of $36,875 attributable to Dominican Republic and $78,891 attributable to Panama.

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

          The following discussion compares the results of operations of the Company for the three months ended March 31, 2000 with the results for the three months ended March 31, 1999.

THE  COMPANY'S  RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  MARCH  31,  2000  COMPARED  TO  MARCH  31,  1999
----------------------------------------------------------------------

REVENUES

     Consolidated Revenues decreased in the first quarter of 2000 by $1,363,000, or 7.2%, compared to the same quarter in 1999. This reduction was primarily attributed to temporary interruptions in simulcast of live races from Puerto Rico to Dominican Republic and agency operations.

     COMMISSIONS  ON  WAGERING

     Commissions on wagering decreased by $793,000 (4.6%) for the three months ended March 31, 2000 to $16,516,000 as compared to $17,309,000 for the three months ended March 31, 1999. The decrease in commissions was attributable to the following operations: El Comandante ($433,000), Galapagos ($294,000) and Panama ($194,000). However, the Colombia operations reflect an increase of $128,000.

     In January 2000, the Puerto Rico horseowners unilaterally decided to cancel the approval of simulcast of live races from Puerto Rico to the Dominican Republic in order to put pressure on recent contract negotiations. It was not until the middle of February that this action was reversed by the Racing Board. This suspension had an adverse economic impact in the commissions on wagering for the Dominican Republic and Puerto Rico. This resulted in a reduction in commissions on wagering of approximately $300,000.

     PUERTO RICO. Commissions on wagering at El Comandante decreased $433,000 from $13,563,000 for the three months ended March 31, 1999 to $13,130,000 for the three months ended March 31, 2000. The decrease in commissions was attributable to interruptions in simulcast of races to Dominican Republic and agency operations.

     PANAMA. Commissions on wagering at Presidente Remon decreased by $194, 000 from $2,430,000 for the three months ended March 31, 1999 to $2,236,000 for the three months ended March 31, 2000. An improved simulcast racing program and expansion of the OTB agency network will correct this temporary reduction in future quarters.

     DOMINICAN REPUBLIC. Commissions on wagering at V Centenario decreased by $294,000 from
$ 1, 079, 000 for the three months ended March 31, 1999 to $785,000 for the three months ended March 31, 2000. This decrease was primarily attributable to a temporary interruption of the simulcast races from Puerto Rico and its impact on the racing program in the Dominican Republic.

     NET  REVENUES  FROM  LOTTERY  SERVICES

     For the three months ended March 31, 2000 net revenues from lottery services by Galapagos in the Dominican Republic decreased by $34,000 as compared to the same period in 1999. The decrease in revenues was due to a reduction in the amount billed to the lottery operator as reimbursement for telephone line costs, pursuant to an amendment to the contract effective in late 1998.

     OTHER  REVENUES

     For the three months ended March 31, 2000 other revenues decreased by $535,000 as compared to the same period in 1999. This shortfall is net of increases from Puerto Rico and Panama of $94,000 and $19,000, respectively. Colombia experienced a reduction of $424,000 and Dominican Republic a reduction of $224,000. The decrease for Colombia is primarily attributable to a reclassification of Other Revenues - Barn Rental to a recovery against the expense reported as Payments to Horseowners. The decrease for Dominican Republic is primarily attributable to a reduction in tax relief revenues derived from the simulcast races, which were interrupted during the first two months of the quarter ended March 31, 2000.

EXPENSES

     Expenses increased in the first quarter of 2000 by $205,000 (1%) when compared to the same period for 1999.

     PAYMENTS  TO  HORSEOWNERS

     Payments of purses to horseowners decreased $423,000 (5%) in the first quarter of 2000 when compared to the same period in 1999.

     El Comandante contract with horseowners expired in April 1998. However, the Puerto Rico Racing Board has extended the contract as an interim measure until the Company and the horseowners reach a new agreement. The Company is currently negotiating a new contract with the horseowners.

     FINANCIAL  EXPENSES

     Financial expenses increased by $372,000 (18%) in the first quarter of 2000 when compared to the same period in 1999. This increase is primarily attributable to line of credit facilities.

     DEPRECIATION  AND  AMORTIZATION

      Depreciation and Amortization increase in the first quarter of 2000 by $79,000 (9%) as compared to the same period in 1999 due to additions in capital improvements to the facilities during 1999.

     OTHER  EXPENSES

     Other expenses increased by $177,000 on a consolidated basis for the first quarter of 2000 as compared to the same period in 1999. This increase is primarily attributable to new operations, including a cost reduction and restructuring plan implemented by management during the first quarter of 2000.

                                     OTHER EXPENSES BY COUNTRY
                     INCREASE (DECREASE) WHEN COMPARED TO FIRST QUARTER OF 1999

                 Salaries, wages    Operating     General and      Marketing , TV   Net (decrease)
Country           and benefits      expenses     administrative    and satellite       increase
--------------  -----------------  -----------  ----------------  ----------------  ---------------
Puerto Rico     $       (342,000)  $  543,000   $       262,000   $       251,000   $      714,000
Dominican Rep.           (48,000)     (70,000)          (45,000)          (70,000)        (233,000)
Panama                   (38,000)    (161,000)           15,000           (30,000)        (214,000)
Colombia                 (36,000)     (92,000)           (9,000)           47,000          (90,000)

                $       (464,000)  $  220,000   $       223,000   $       198,000   $      177,000
                =================  ===========  ================  ================  ===============

OPERATING AND SATELLITE EXPENSES - The increase in operating expenses and marketing/satellite expenses for the first quarter of 2000 as compared to the same period in 1999 primarily relate to the additional expenses for the planning, engineering and startup expenses on the wagering system and leased satellite time. The Company was not able to recover these additional operating expenses since the new equipment is not yet in service and the fixed monthly lease cost for the satellite time has not been utilized and recovered in revenues.


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


MINORITY  INTEREST

     The Company's minority interest is attributed to the income and losses allocable to the minority partners of HDA, Galapagos, Equus-Panama and Equus-Comuneros. Because accumulated losses of Galapagos allocable to minority partners had exceeded their investment, during 2000 and 1999, the Company did not recognize minority interest in losses of Galapagos of $134,437 and $27,870, respectively. During 2000: (i) if and while Galapagos continues generating losses, no minority interest in Galapagos' net losses will be recognized by the Company, and (ii) if Galapagos generates profits, no minority interest in Galapagos' net income will be recognized by the Company up to $1,221,504.

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

     The following is a discussion of the liquidity and capital resources of the Company, including HDA and its consolidated subsidiaries, ECMC, Agency Betting Network, Inc. ("ABN"), and Satellites Services International, Inc. ("SSI").
The net cash flows from the other foreign subsidiaries of the Company (Equus Comuneros, S.A., Equus Entertainment de Panama, S.A. and Galapagos, S.A) did not materially affect the consolidated cash flows of the Company for the three months ended March 31, 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES  OF  THE  COMPANY  (AND  ITS  CONSOLIDATED
SUBSIDIARIES)

     Cash and cash equivalents of the Company and its consolidated subsidiaries decreased by approximately $1 million during the first quarter of 2000. The Company has historically met its liquidity requirements principally from cash flow generated by (i) the operations of El Comandante Race Track in Puerto Rico and (ii) short-term loans and capital leases for acquisition of new equipment.

     During the first quarter of 2000 the principal uses of cash of the Company and its consolidated subsidiaries for its financing and investing activities were as follows:

(i) Capital improvements and acquisition of equipment for El Comandante for approximately $574,000, for the Dominican Republic for $35,000, for Panama and Colombia for $44,000 and $38,000, respectively.

(ii)  Payments on capital leases for equipment used in El Comandante operations.

(iii) The Company continues to invest in Colombia through ABN, wholly-owned subsidiary of HDA. For the three months ended March 31, 2000 the Company has invested $781,583.

In addition to cash available to the Company at the beginning of the year and cash flows from operations during 2000, the Company obtained additional funds for its financing and investing transactions (as described above) principally from the following sources:

(i)   $500,000  in  advances  taken  under  a  line  of  credit.

(ii) Capital leases to purchase equipment for El Comandante operations and certain equipment for the operations of SSI, consisting of an up-link earth station located in Panama, necessary to carry races via satellite in simulcast operations.

For the remainder of the year 2000 the projected principal uses of cash of the Company's activities, other than operating activities of El Comandante, are:

(i) Capital improvements to El Comandante race track and principal payments on existing capital leases.

(ii) Principal payments amounting to $1,875,000 million on the $5.5 million term loan.

(iii) Additional investments in ABN for its Colombian operations and reduction of certain financial obligations assumed from Equus-Comuneros of approximately $1.2 million.

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

     As a result, the Company is in the process of securing credit facilities with a financial institution to (1) finance the acquisition and installation of high-technology video and data transmission system (VSAT) with a communications center or HUB that will be cheaper, more efficient and reliable than conventional phone lines and television air time, and (2) to finance the purchase of outstanding notes (over $54 million) in order to allow the Company to make the necessary capital investments to increase the level of wagering through a combination of increase in the number of off-track betting agencies and improved racing program, including simulcast of live races from many jurisdictions to our network.

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

     As a result of these capital investments in high-technology and extensive high-tech distribution network, improved cash flow from better financing, and market expansion efforts, the Company plans to increase consolidated wagering commissions during 2000 and future years.

     LONG-TERM COMMITMENTS. In addition to capital leases, long-term cash commitments of the Company (excluding foreign subsidiaries) are a $5.5 million term loan and the First Mortgage Notes.

     In December 1999 HDA obtained a $5.5 million term loan, considered Refinancing Indebtedness under the terms of the indenture. The loan is secured by the First Mortgage Notes purchased by the Company in the open market. Interest is payable monthly at a rate equivalent to one point over prime rate. Principal is payable in quarterly installments commencing on March 31, 2000 until maturity on December 15, 2001. A principal payment of $625,000 on this term loan was made on March 31, 2000. The remaining maturity dates of this term loan are as follows (in thousands):

                        YEAR  ENDING
                        DECEMBER  31,        AMOUNT
                       --------------       -------
                            2000            $1,875
                            2001             3,000
                                         ---------
                                            $4,875
                                         =========

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

                      YEAR  ENDING           NET  AMOUNT
                      DECEMBER  31,         (FACE  VALUE)
                     --------------         -------------

                           2001                $  3,454
                           2002                  10,200
                           2003                  40,800
                                             ----------
                                               $ 54,454
                                             ==========

     To the extent First Mortgage Notes are not acquired in the open market or redeemed, Management expects to refinance this obligation not later than December 2002.

     As of March 31, 2000, HDA has advanced to Equus approximately $1.4 million against its allowable future distributions of profits, which technically is not in conformity with the terms of the Indenture.

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

FORWARD-LOOKING  STATEMENT


     Certain matters discussed and statements made within this Form 10-Q are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Company's filing within the Securities and Exchange Commission or other public statements.

PART  II  -  OTHER  INFORMATION

ITEMS  1  -  6  NONE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 /b  Equus  Gaming  Cpmany  L.P.
                                                --------------------------------
                                                            (Registrant)


                                                By:  Equus  Management  Company
                                                Managing  General  Partner


May  11,  2000                                        b\  Thomas  Wilson
--------------                                        ------------------
                                                   Co-Chairman,  President,
                                        Chief  Executive  Officer  and  Director


May  11,  2000                                        b\  Hernan  G.  Welch
--------------                                        ----   --------------
                                               Executive  Vice  President  and
                                                   Chief  Financial