Form 10-Q
period 2000-06-30
EQUUS GAMING CO LP
filed 2000-08-11
CIK 928423

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          (Mark  One)

           /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE 30,  2000,  OR

           / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM  __________TO___________

                        Commission file number 000-25306

                            EQUUS GAMING COMPANY L.P.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Virginia                              54-1719877
          ------------------------------                ---------------
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)              Identification No.)

                             650 Munoz Rivera Avenue
                            Doral Building, 7th Floor
                               Hato Rey, PR  00918
             -----------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

                                 (787) 753-0676
             -----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
             -----------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  /X/     No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 31, 2000).9,300,381 Class A Units

                            EQUUS GAMING COMPANY L.P.
                                    FORM 10 Q
                                      INDEX

                                                                          PAGE
                                                                          NUMBER
PART  I - FINANCIAL  INFORMATION


Item  1.  Consolidated  Financial  Statements

          Consolidated Statements of Operations for the Six Months and
          Three Months  ended  June  30,  2000  and  1999  (Unaudited)       3

          Consolidated Statements of Comprehensive Income (Loss)
          for  the Six  months and  Three  Months  Ended
          June  30,  2000  and  1999  (Unaudited)                            5

          Consolidated Balance Sheets at June 30, 2000 (Unaudited)
          and  December  31,  1999  (Audited)                                6

          Consolidated Statement of Changes in  Partners'  Deficit
          for  the Six Months  Ended  June  30,  2000  (Unaudited)           8

          Consolidated  Statements  of  Cash  Flows  for  the  Six
          Months  Ended  June  30,  2000  and  1999  (Unaudited)             9

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

                            EQUUS GAMING COMPANY L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                   (UNAUDITED)

                                                      2000          1999
                                                  ------------  ------------
 REVENUES:
   Commissions on wagering                        $32,428,432   $33,355,001
   Net revenues from lottery services                 170,348       265,538
   Other revenues                                   2,103,768     2,056,264
   Gain on sales of assets                            179,500             -
                                                  ------------  ------------
                                                   34,882,048    35,676,803
                                                  ------------  ------------
 EXPENSES:
   Payments to horseowners                         15,632,350    16,425,853
   Salaries, wages and employee benefits            5,010,090     5,473,900
   Operating expenses                               5,134,524     3,953,395
   General and administrative                       1,983,008     1,774,659
   Marketing, television and satellite costs        2,500,104     2,212,498
   Financial expenses                               5,346,511     4,147,602
   Depreciation and amortization                    1,915,688     1,722,287
                                                  ------------  ------------
                                                   37,522,275    35,710,194
                                                  ------------  ------------

 (LOSSES) EARNINGS BEFORE INCOME TAXES, MINORITY   (2,640,227)      (33,391)
 INTERST AND EXTRAORDINARY ITEMS
 PROVISION FOR INCOME TAXES                           157,803       329,914
                                                  ------------  ------------


 (LOSSES) EARNINGS BEFORE MINORITY INTEREST AND    (2,798,030)     (363,305)
 EXTRAODINARY ITEMS

 MINORITY INTEREST IN (LOSSES) EARNINGS              (588,343)     (430,705)
                                                  ------------  ------------


 (LOSSES) EARNINGS BEFORE EXTRAORDINARY ITEMS      (2,209,688)       67,400
 EXTRAORDINARY ITEMS - DISCOUNT ON EARLY
   REDEMPTION OF FIRST MORTGAGE NOTES                       -        22,680
                                                  ------------  ------------

NET (LOSSES) EARNINGS                             $(2,209,688)  $    90,080
                                                  ============  ============

 ALLOCATION OF NET (LOSSES) EARNINGS:
   General partners                               $   (22,097)  $       901
   Limited partners                                (2,187,591)       89,179
                                                  ------------  ------------
                                                  $(2,209,688)  $    90,080
                                                  ------------  ------------
 BASIC AND DILUTED PER UNIT AMOUNTS:              $     (0.26)  $      0.01
                                                  ============  ============
 WEIGHTED AVERAGE UNITS OUTSTANDING                 8,389,824     7,141,891
                                                  ============  ============

  The accompanying notes are an integral part of these consolidated statements.

                            EQUUS GAMING COMPANY L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,

                                   (UNAUDITED)

                                                      2000          1999
                                                  ------------  ------------
 REVENUES:
   Commissions on wagering                        $15,912,221   $16,045,600
   Net revenues from lottery services                  62,461       123,045
   Other revenues                                   1,105,121       522,472
   Gain on sale of assets                             179,500             -
                                                  ------------  ------------
                                                   17,259,303    16,691,117
                                                  ------------  ------------
 EXPENSES:
   Payments to horseowners                          7,662,483     8,032,784
   Salaries, wages and employee benefits            2,561,563     2,561,110
   Operating expenses                               2,751,661     1,789,963
   General and administrative                         981,233       996,186
   Marketing, television and satellite costs        1,371,419     1,282,458
   Financial expenses                               2,900,677     2,073,647
   Depreciation and amortization                      960,605       846,343
                                                  ------------  ------------
                                                   19,189,641    17,582,491
                                                  ------------  ------------

 (LOSSES) EARNINGS BEFORE INCOME TAXES, MINORITY   (1,930,338)     (891,374)
 INTEREST AND EXTRAORDINARY ITEMS
 PROVISION FOR INCOME TAXES                             2,114        (8,573)
                                                  ------------  ------------


 (LOSSES) EARNINGS BEFORE MINORITY INTEREST AND    (1,932,452)     (882,801)
 EXTRAODINARY ITEMS

 MINORITY INTEREST IN (LOSSES) EARNINGS              (330,049)     (370,243)
                                                  ------------  ------------


 (LOSSES) EARNINGS BEFORE EXTRAORDINARY ITEMS      (1,602,404)     (512,558)
 EXTRAORDINARY ITEMS - DISCOUNT ON EARLY
    REDEMPTION OF FIRST MORTAGE NOTES                       -        22,680
                                                  ------------  ------------

NET (LOSSES) EARNINGS                             $(1,602,404)  $  (489,878)
                                                  ============  ============

 ALLOCATION OF NET (LOSSES) EARNINGS:
   General partners                               $   (16,024)  $    (4,899)
   Limited partners                                (1,586,379)     (484,979)
                                                  ------------  ------------
                                                  $(1,602,404)  $  (489,878)
                                                  ------------  ------------
 BASIC AND DILUTED PER UNIT AMOUNTS:              $     (0.19)  $      0.06
                                                  ============  ============
 WEIGHTED AVERAGE UNITS OUTSTANDING                 8,389,824     8,401,143
                                                  ------------  ------------

  The accompanying notes are an integral part of these consolidated statements.

                            EQUUS GAMING COMPANY L.P.
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                   FOR THE SIX AND THREE MONTHS ENDED JUNE 30,

                                   (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30,

                                           2000         1999
                                       ------------  ----------
 NET (LOSSES) EARNINGS                 $(2,209,688)  $  90,080

 OTHER COMPREHENSIVE (LOSSES) INCOME:

  Currency translation adjustments       1,660,830     130,761
                                       ------------  ----------
COMPREHENSIVE (LOSSES) INCOME          $  (548,858)  $ 220,841
                                       ------------  ----------


FOR THE THREEE MONTHS ENDED JUNE 30,

                                           2000         1999
                                       ------------  ----------

 NET (LOSSES) EARNINGS                 $(1,602,404)  $(489,878)

 OTHER COMPREHENSIVE (LOSSES) INCOME:

  Currency translation adjustments       1,776,792      65,239
                                       ------------  ----------
COMPREHENSIVE (LOSSES) INCOME          $   174,388   $(424,639)
                                       ------------  ----------


  The accompanying notes are an integral part of these consolidated statements.

                            EQUUS GAMING COMPANY L.P.
                           CONSOLIDATED BALANCE SHEETS

                  ASSETS


                                   JUNE 30,      DECEMBER  31,
                                     2000            1999
                                 -------------  ---------------
                                  (UNAUDITED)      (AUDITED)
CASH AND CASH EQUIVALENTS:
  Unrestricted                   $  1,725,446   $    1,888,995
  Restricted                          157,164          418,938
                                 -------------  ---------------
                                    1,882,610        2,307,933
                                 -------------  ---------------

PROPERTY AND EQUIPMENT:
  Land                              7,705,446        7,786,980
  Building and improvements        58,642,529       56,512,072
  Equipment                        14,701,793       13,967,887
                                 -------------  ---------------
                                   81,049,768       78,266,939
  Accumulated depreciation        (20,185,014)     (18,409,886)
                                 -------------  ---------------
                                   60,864,754       59,857,053
                                 -------------  ---------------

DEFERRED COSTS, NET:
  Financing                         2,356,054        2,510,487
  Costs of Panama contract          1,925,000        1,980,000
  Other                               856,254          501,505
                                 -------------  ---------------
                                    5,137,308        4,991,992
                                 -------------  ---------------

OTHER ASSETS:
  Accounts receivable, net          2,029,808        1,577,634
  Notes receivable                  2,109,931        1,506,599
  Prepayments and other assets      1,561,780          701,362
                                 -------------  ---------------
                                    5,701,519        3,785,595
                                 -------------  ---------------

                                 $ 73,586,191   $   70,942,573
                                 =============  ===============


  The accompanying notes are an integral part of these consolidated statements.

                               EQUUS GAMING COMPANY L.P.
                              CONSOLIDATED BALANCE SHEETS

                                      (continued)

                           LIABILITIES AND PARTNERS' DEFICIT


                                                         JUNE 30      DECEMBER 31
                                                          2000           1999
                                                      -------------  -------------
                                                       (UNAUDITED)     (AUDITED)
  FIRST MORTGAGE NOTES:
    Principal, net of note discount of
      $736,611 and $885,446                           $ 53,717,389   $ 53,568,554
    Accrued interest                                       265,900        265,900
                                                      -------------  -------------
                                                        53,983,289     53,834,454
                                                      -------------  -------------

  OTHER LIABILITIES:
    Accounts payable and accrued liabilities            15,551,111     11,660,824
    Outstanding winning tickets and refunds                984,642      1,130,389
    Notes payable                                        6,032,781      6,226,082
    Bonds payable                                        4,000,000      4,000,000
    Capital lease obligations                            2,746,394      3,235,507
                                                      -------------  -------------
                                                        29,314,928     26,252,802
                                                      -------------  -------------

  DEFERRED INCOME TAXES                                  3,524,597      3,165,800
                                                      -------------  -------------

  MINORITY INTEREST                                      2,097,528      2,474,810
                                                      -------------  -------------

  COMMITMENTS AND CONTINGENCIES, SEE NOTE 2

  PARTNERS' DEFICIT
    General Partner                                       (787,368)      (781,879)
    Limited Partners - 10,383,617 units authorized:
      8,389,824 units issued and outstanding in
      2000 and 1999, respectively                      (14,546,783)   (14,003,414)
                                                      -------------  -------------
                                                       (15,334,151)   (14,785,293)
                                                      -------------  -------------

                                                      $ 73,586,191   $ 70,942,573
                                                      =============  =============


  The accompanying notes are an integral part of these consolidated statements.

                              EQUUS GAMING COMPANY L.P.
                CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                   (UNAUDITED)


                                       GENERAL       LIMITED
                                       PARTNERS     PARTNERS         TOTAL
                                      ----------  -------------  -------------
  BALANCES, DECEMBER 31, 1999         $(781,879)  $(14,003,414)  $(14,785,293)

    Net losses for the period           (22,097)    (2,187,591)    (2,209,688)

    Currency translation adjustments     16,608      1,644,222      1,660,830

                                      ----------  -------------  -------------
  BALANCES, JUNE 30, 2000             $(787,368)  $(14,546,783)  $(15,334,151)
                                      ==========  =============  =============


  The accompanying notes are an integral part of these consolidated statements.

                               EQUUS GAMING COMPANY L.P.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED JUNE 30,
                                      (UNAUDITED)


                                                           2000          1999
                                                       ------------  ------------
  CASH FLOWS FROM OPERATING ACTIVITIES:

    Net (losses) earnings                              $(2,209,688)  $    90,080
                                                       ------------  ------------
    Adjustments to reconcile net (losses) earnings to
      net cash provided by operating activities-
        Depreciation and amortization                    2,373,958     2,064,747
        Deferred income tax provision                      157,803       277,772
        Currency translation adjustments                 1,660,830        66,243
        Minority interest                                 (377,282)       (6,961)
        Extraordinary item                                       -        22,680
    Decrease (increase) in assets-
        Accounts receivable                               (452,174)     (403,609)
        Prepayments and other assets                      (860,418)      478,482
       Deferred costs                                     (550,970)     (148,862)
    Increase (decrease) in liabilities-
        Accrued interest on first mortgage notes                 -       (51,106)
        Accounts payable and accrued liabilities         4,091,280    (1,876,911)
        Outstanding winning tickets and refunds           (145,747)      540,463
                                                       ------------  ------------
         Total adjustments                               5,897,280       962,938
                                                       ------------  ------------

  Net cash provided by operating activities              3,687,592     1,053,018
                                                       ------------  ------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                (2,591,806)   (6,123,358)
    Deferred costs                                               -             -
    (Increase) decrease  in notes receivable, net         (603,332)      386,042
                                                       ------------  ------------
  Net cash used in investing activities                 (3,195,138)   (5,737,316)
                                                       ------------  ------------

  The accompanying notes are an integral part of these consolidated statements.

                                EQUUS GAMING COMPANY L.P.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE SIX MONTHS ENDED JUNE 30,
                                      (UNAUDITED)
                                      (continued)


                                                               2000          1999
                                                           ------------  ------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Redemption of First Mortgage Notes                     $         -   $(3,048,320)
    Contribution by minority stockholders                       40,158
    Payments to affiliates                                           -      (200,000)
    Loan proceeds from financial institutions                  720,000     1,075,000
    Payments on notes payable and capital
      lease obligations                                     (1,482,776)     (934,578)
   Increase in defered costs                                  (155,001)       (7,499)
    Issuance of units                                                -     3,051,600
    Cash distributions to minority partners of HDA                   -       (18,106)
                                                           ------------  ------------
  Net cash used in  financing activities                      (917,777)      (41,745)
                                                           ------------  ------------

  NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                           (425,323)   (4,726,043)

  CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               2,307,933     6,637,267
                                                           ------------  ------------
  CASH AND CASH EQUIVALENTS, END OF YEAR                   $ 1,882,610   $ 1,911,224
                                                           ============  ============

  SUPPLEMENTAL INFORMATION:
    Interest paid                                          $ 4,378,620   $ 4,057,925
    Income taxes paid                                                -             -

  NON-CASH TRANSACTIONS:
    Equipment acquired through capital leases                   80,362       395,038
    Contribution of non-cash assets,  net of liabilities
      by Los Comuneros S.A. (see Note 1)                             -     1,959,842


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

     CONSOLIDATION  AND  PRESENTATION

     The consolidated financial statements as of June 30, 2000 and for the six months ended June 30, 2000 and 1999 are unaudited but include all adjustments (consisting of normal recurring adjustments) which management considers necessary for a fair presentation of the results of operations of the interim periods. The operating results for the six months ended June 30, 2000 are not necessary indicative of the results that may be expected for the year. Net earnings (losses) per unit are calculated based on weighted average of Units outstanding. Outstanding warrants to purchase Units do not have a material dilative effect on the calculation of earnings per Unit.

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

     The Company has minority partners in HDA, Galapagos, Equus-Panama and Equus-Comuneros. Therefore, the Company recorded minority interest based on the earnings and (losses) of these consolidated subsidiaries that are attributable to the minority partners, as follows:

                         FOR THE SIX MONTHS     FOR THE THREE MONTHS
                            ENDED JUNE 30,          ENDED JUNE 30,
                       ----------------------  ----------------------
                          2000        1999        2000        1999
                       ----------  ----------  ----------  ----------
  SUBSIDIARY:
      HDA              $ (12,090)  $  22,110   $ (13,586)  $  11,760
      Galapagos                -           -           -           -
      Equus-Panama       113,750     (49,923)     88,003     (79,073)
      Equus-Comuneros   (690,003)   (402,892)   (404,467)   (302,930)
                       ----------  ----------  ----------  ----------
                       $(588,343)  $(430,705)  $(330,050)  $(370,243)
                       ----------  ----------  ----------  ----------

      In general, the minority interest is calculated based on the ownership interest of the minority partners. HDA has a minority partner owning a 1% interest. Galapagos' minority partners own a 45% interest. However, during the six months ended June 30, 2000 and 1999 the Company did not recognize minority interest in Galapagos' losses amounting to $188,054 and $181,094 respectively, because the minority partners have no legal obligation to fund such losses in excess of their investment. As of June 30, 2000 the accumulated losses not allocated to the minority partners amounts to $1,275124. Equus-Panama minority partners own a 49% interest. Equus-Comuneros minority partners own a 50% interest.

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

     For the six months ended June 30, 2000 and 1999, net exchange losses resulting from re - measurement of accounts, together with losses from foreign currency transactions, amounted to $67,745 and $91,126, respectively, which amounts are included as operating expenses. Accumulated net gain from changes in exchange rates due to the translation of assets and liabilities of the foreign subsidiaries are included in partners' deficit and at June 30, 2000 and December 31, 1999 amounted to $1,004,329 and $27,406 respectively.

     The current exchange rates in Dominican Republic as of June 30, 2000 and December 31, 1999 were US$1.00 to FC$16.35 and US$1.00 to FC$16.00, respectively. The average exchange rates in Dominican Republic prevailing during the six months ended June 30, 2000 and 1999, were US$1.00 to FC$16.27, US$1.00 to FC$16.00, respectively. The current exchange rate in Colombia as of June 30, 2000 and 1999 were US$1.00 to FC$2,139 and $US1.00 to FC$1,500. The average exchange rate in Colombia prevailing during the six months ended in June 30, 2000 and 1999 were US$1.00 to FC$2,016 and US$1.00 to FC$1,500. The Company
also consolidates its accounts with Equus-Panama whose functional currencies are the Panama Balboas and the US$. Because these currencies are of equivalent value, there is no effect attributed to foreign currency transactions of Equus-Panama.

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

     The new Puerto Rico 10-year contract expires on December 31, 2010. It provides for : (1) distribution of "Take" or commissions on wagering on a 50/50 basis between Horseowners and El Comandante Management Company (no change from prior contract) ; (2) a one-time payment made on July 31, 2000 of $1 million to Horseowners for Autotote fees charged in prior years ; (3) and a cost sharing agreement (generally on a 50/50 basis) to defray operating expenses totaling $2.7 million, of which El Comandante will be responsible for $1.4 million, over the next 10 years.

     WAGERING  SERVICES  AGREEMENTS

     The Company has separate agreements with Autotote Systems, Inc. ("Autotote") for providing wagering services, software and equipment to each racetrack, necessary for the operation of the off-track betting system. Payments under these contracts are summarized as follows:

                          EL COMANDANTE    V CENTENARIO           REMON         LOS COMUNEROS
                         ---------------  ------------------  ---------------   -------------
Expiration date              March 2005      March 2005       January 2008         (d)
Cost of services, as a
 percentage of wagering            0.65%           0.65% (a)          1.00%       1.20%
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

(c) Based on a minimum monthly payment of $27,500 for 2000, increased each subsequent year, up to $36,000 in 2007. For the year 1999 the minimum annual payment was $300,000. During 2000, management expects to renegotiate for a fixed fee over the handle instead of a guaranteed minimum payment.

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

3.  FIRST  MORTGAGE  NOTES:

     On December 15, 1993, pursuant to a private offering, (i) El Comandante Capital Corp. ("ECCC"), a single-purpose wholly owned subsidiary of HDA, issued first mortgage notes in the aggregate principal amount of $68 million (the "First Mortgage Notes") under an indenture (the "Indenture") between ECCC, HDA and Banco Popular de Puerto Rico, as trustee (the "Trustee"), and (ii) Housing Development Associates Management Company ("HDAMC") issued Warrants to purchase 68,000 shares of Class A Common Stock of HDAMC. In March 1995, the Warrants automatically became exercisable to purchase an aggregate of 1,205,232 units of the Company from HDAMC. Upon issuance of the Warrants, HDA recorded note discount of $2,040,000 equal to the fair value of the Warrants. Such note discount is being amortized using the interest method over the term of the First Mortgage Notes.

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

     During the past three years HDA has made early redemptions of First Mortgage Notes in connection with certain transactions. The Company has also purchased in the open market First Mortgage Notes which the Company intends to hold until maturity in cancellation of required partial redemptions in 2000 and 2001, as explained below. Following is a summary of these transactions:

                                                            HELD BY THE
                                                  FACE      COMPANY AT    (PREMIUM)
  TYPE OF TRANSACTION                DATE         VALUE     30-JUN-2000   DISCOUNT
--------------------------------  -----------  -----------  -----------  ---------------
  Redemption                      Mar-1997     $   737,000  $        -   $        -
  Redemption                      Sep-1997       2,500,000           -     (250,000)
  Purchase in open market         Dec-1998       7,500,000   7,500,000    1,000,000
  Redemption, reduced by amount
    of notes held by the Company  Jan-1999       2,620,000    (380,000)    (262,000) (a)
  Purchase in open market         May-1999         189,000     189,000       22,680
                                               -----------  -----------
                                               $13,546,000  $7,309,000
                                               -----------  -----------

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

     ECCC is required to partially redeem First Mortgage Notes commencing on December 15, 2000. The stated maturities of the First Mortgage Notes, reduced by prior redemptions, are as follows (in thousands):

   DUE DURING THE YEAR       GROSS    PURCHASED IN     NET
    ENDING DECEMBER 31,     AMOUNT   OPEN MARKET     AMOUNT
--------------------------  -------  --------------  --------

         2000               $   563   $      563     $     -
         2001                10,200        6,746       3,454
         2002                10,200            -      10,200
         2003                40,800            -      40,800
                            -------  --------------  --------
                             61,763        7,309      54,454
      Less - discount          (827)          91        (736)
                            -------  --------------  --------
                            $60,936   $    7,400     $53,718
                            -------  --------------  --------

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

     The Indenture contains certain covenants, one of which restricts the amount of distributions by HDA to its partners, including the Company. Permitted distributions are limited to approximately 48% of HDA's consolidated net earnings. In connection with certain approval required from noteholders , HDA agreed to temporarily reduce these distributions by 17%. HDA is permitted to make additional cash distributions to partners and other Restricted Payments, as defined under the Indenture, equal to 44.25% of the excess of HDA's cumulative consolidated net income after December 31, 1993 over the cumulative amount of the 48% Distributions, provided that HDA meets a certain minimum debt coverage ratio. HDA has not met this debt coverage ratio. For the six months ended June 30, 2000 HDA advanced to the Company approximately $750,000 against its allowable future distributions of profits, which, technically, is not in conformity with the terms of the Indenture. HDA intends to cure this default with the declaration of future permitted distributions.

4.  BONDS  AND  NOTES  PAYABLE  AND  CAPITAL  LEASES:

     The  Company's  outstanding  notes  payable  consist  of  the  following:

                                                                   BALANCE AT
                                        MATURITY   INTEREST   JUNE 30,    DECEMBER 31,
  BORROWER          DESCRIPTION           DATE       RATE       2000        1999
-----------------  --------------       ---------  --------  -----------  -----------
  HDA/ECMC         Note payable    (a)  15-Dec-01   P+1.00%   $4,875,000  $5,500,000
  HDA              Line of credit  (b)  15-Dec-01   P+1.00%      500,000           -
  Equus-Panama     Term loan       (c)  25-Apr-20    10.75%            -      56,364
  Equus-Panama     Line of credit  (d)  various      10.75%      293,725     204,955
  Equus-Comuneros  Term loans      (e)  various    variable      364,056     464,763
                                                             -----------  -----------
                                                              $6,032,781  $6,226,082
                                                             -----------  -----------

     At June 30, 2000 and December 31, 1999, the prime rate (P) was 9.50% and 8.50%, respectively.

(a) Considered Refinancing Indebtedness under the terms of the Indenture. Secured by First Mortgage Notes purchased in the open market (see Note 3). Payable in quarterly installments commencing on March 31, 2000.

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

(d) Available to finance loans to Panama horseowners for the acquisition of horses. Payable in equal monthly installments, principal and interest, with various maturity dates from April 25, 2000 to December 26, 2000.

(e) Secured by a certificate of deposit for $140,000, which is included in the accompanying balance sheet as of December 31, 1999 as restricted cash. Management is in the process of renegotiating the terms of these financial obligations. Interest rates range from 7% to 14.01% over Colombia's Fixed Term Deposit (FTD) rate. FTD at June 30, 2000 was 10.98%.

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

     The following table summarizes future minimum payments on capital leases, notes payable and bonds of the Company and its consolidated subsidiaries:

DUE DURING THE TWELVE      CAPITAL       NOTES       BONDS
MONTHS ENDING JUNE 30,     LEASES       PAYABLE     PAYABLE
-----------------------  -----------  -----------  ----------
         2001            $1,330,987   $2,626,683   $       -
         2002               801,240    3,554,947     600,000
         2003               617,903       42,096   1,000,000
         2004               484,150       34,454   1,200,000
         2005                95,703        3,648   1,200,000
                         -----------  -----------  ----------
                          3,329,983    6,261,828   4,000,000
Imputed interest           (583,589)    (229,047)          -
                         -----------  -----------  ----------
                          2,746,394   $6,032,781  $4,000,000
                         -----------  -----------  ----------

5.   RELATED  PARTY  TRANSACTIONS:

     SERVICES  AMONG  RELATED  PARTIES

     The following represents a summary of amounts accrued for services rendered by or from certain related parties, namely, EMC, American Community Properties Trust ("ACPT") and Interstate General Company L.P. ("IGC") during the six and three months ended June 30, 2000 and 1999:

                                  SIX  MONTHS       THREE MONTHS
                                 ENDED JUNE 30      ENDED JUNE 30
  NATURE OF SERVICE              2000      1999     2000     1999
-----------------------------  --------  --------  -------  -------

  Support agreement            $ 16,200  $ 16,200  $ 8,100  $ 8,100
  Rent office space              21,000    21,000   10,500   10,500
  Director fees                  43,500    43,500   18,000   20,750
  Services of James J. Wilson    67,500    67,500   33,750   33,750
                               --------  --------  -------  -------
                               $148,200  $148,200  $70,350  $73,100
                               ========  ========  =======  =======

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

7.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS:

     As of June 30, 2000 the fair value of the First Mortgage Notes was approximately $47,920,000 (as compared with its carrying value of $53,717,389 ) based on the market price quoted by a brokerage firm that trades the First Mortgage Notes. The carrying value of notes payable, capital leases and notes receivable approximates fair value because these obligations bear interest at variable rates. The carrying value of accounts receivable and accounts payable approximates fair value due to the short-term maturity thereof.

8.  SEGMENT  INFORMATION:

     The Company has identified four reportable segments, based on geographical considerations: Puerto Rico, Dominican Republic, Colombia and Panama. The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on profit or loss before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses. The following presents the segment information for the six and three months ended June 30, 2000 and 1999 (in thousands):

                                      PUERTO    DOMINICAN
2000 - SIX MONTHS                      RICO     REPUBLIC     COLOMBIA    PANAMA    TOTAL
                                     --------  -----------  ----------  --------  --------
Commissions on wagering              $25,616   $    1,618   $     730   $ 4,464   $32,428
Total revenues                        27,203        2,042         839     4,799    34,883
Financial expenses                     4,866           15         160       306     5,347
Depreciation and amortization          1,326          172         109       309     1,916
Earnings (Loss) before income
  taxes and minority interest         (1,295)        (418)     (1,160)      232    (2,641)
Capital improvements                   1,289           45       1,086       173     2,593
Total assets                          55,198        1,865       6,957     9,566    73,586

1999 - SIX MONTHS
Commissions on wagering              $26,285   $    1,982   $     662   $ 4,426   $33,355
Total revenues                        27,549        2,678         875     4,574    35,676
Financial expenses                     3,733           28         105       281     4,147
Depreciation and amortization          1,154          165         126       277     1,722
Earnings (Loss) before income
  taxes and minority interest          1,268         (402)       (797)     (102)      (33)
Capital improvements                   4,911           16         866       330     6,123
Total assets                          51,243        1,569       6,195     8,864    67,871

2000 - QUARTER
Commissions on wagering              $12,487   $      833   $     365   $ 2,228   $15,913
Total revenues                        13,306        1,043         426     2,484    17,259
Financial expenses                     2,661            7          79       154     2,901
Depreciation and amortization            665           92          48       155       960
Earnings (Loss) before income
  taxes and minority interest         (1,395)        (119)       (596)      180    (1,930)
Capital improvements                     714           10       1,048       129     1,901

1999 - QUARTER
Commissions on wagering              $12,722   $      903   $     425   $ 1,996   $16,046
Total revenues                        13,336        1,127         166     2,061    16,690
Financial expenses                     1,876           12          42       143     2,073
Depreciation and amortization            582           64          60       140       846
Earnings (Loss) before income
   taxes and minority interest           208         (340)       (597)     (162)     (891)
Capital improvements                   3,216            6         243       199     3,664

     Effective January 1, 1998 EEC, which is based in Puerto Rico, provides management services to the foreign countries in connection with the operation of the racetracks and the off-track betting system. Fees for these services represent intersegment revenue. For the six months ended June 30, 2000 Puerto Rico recognized revenue of approximately $80,000 attributable to Dominican Republic, and $154,000 attributable to Panama.

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

          The following discussion compares the results of operations of the Company for the three months and six months ended June 30, 2000 with the results for the three months and six months ended June 30, 1999.

                       THE COMPANY'S RESULTS OF OPERATIONS

   QUARTER AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO QUARTER AND SIX MONTHS
   -----------------------------------------------------------------------------
                               ENDED JUNE 30, 1999
                               -------------------

REVENUES

     Consolidated Revenues increased in the second quarter ended June 30, 2000 by $568,000, or 3.4%, as compared to the same quarter in 1999. During the six months ended June 30, 2000, revenues decreased $795,000 (2.2%) from the same period in 1999. This decrease was primarily attributable to temporary interruptions in simulcast of live races from Puerto Rico to Dominican Republic and agency operations during the first quarter.

     COMMISSIONS  ON  WAGERING

     Commissions on wagering decreased by $134,000, (0.8%), to $ 15,912,000 for the second quarter ended June 30, 2000 as compared to $16,046,000 in the second quarter of 1999During the six months ended June 30, 2000, commissions on wagering decreased $927,000, (2.8%), to $32,428,000 from $33,355,000 in the same period for 1999. The decrease in commissions was attributable to the following operations: El Comandante ($669,000) and Galapagos ($364,000). However, Panama and Colombia operations reflect an increase of $38,000 and $68,000, respectively.

     In January 2000, the Puerto Rico horseowners unilaterally decided to cancel the approval of simulcast of live races from Puerto Rico to the Dominican Republic in order to put pressure on recent contract negotiations. It was not until the middle of February that this action was reversed by the Racing Board. This suspension had an adverse economic impact on commissions on wagering for the Dominican Republic and Puerto Rico. This resulted in a reduction in commissions on wagering of approximately $300,000 in the first quarter of the year. However, in July of 2000 the Puerto Rico Horseowners' Association reached an agreement with El Comandante Management Company and a new 10-year contract was signed by both parties.

     PUERTO RICO. Commissions on wagering at El Comandante decreased $235,000, (1.8%), to $12,487,000 in the second quarter of 2000 as compared to $12,722,000 in the second quarter of 1999. During the six months ended June 30, 2000, commissions on wagering decreased $669,000, (2.5%), to $25,616,000 as compared to $26,285,000 for the six months ended June 30, 1999. The decrease in commissions was attributable to interruptions in simulcast of races to Dominican Republic and agency operations.

     PANAMA. Commissions on wagering at Presidente Remon increased by $232,000 (11.6%) to $2,228,000 in the second quarter of 2000 as compared to $1,996,000 in the second quarter of 1999. During the six months ended June 30, 2000, commissions on wagering increased $38,000, (0.9%), to $4,464,000 as compared to $4,426,000 for the six months ended June 30, 1999. The increase is attributable to improved racing programs and greater number of simulcast of live races from the United States.

     DOMINICAN REPUBLIC. Commissions on wagering at V Centenario ("Galapagos") decreased by $70,000 (7.8%) to $833,000 in the second quarter of 2000 as compared to $903,000 in the second quarter of 1999. During the six months ended June 30, 2000, commissions on wagering decreased $364,000, (18.4%), to $1,618,000 as compared to $1,982,000 for the six months ended June 30, 1999. This decrease was primarily attributable to a temporary interruption of the simulcast races from Puerto Rico and its impact on the racing program in the Dominican Republic, as well as lower number of agencies in operation due to transmission and telecommunications interruptions.

     NET  REVENUES  FROM  LOTTERY  SERVICES

     Net revenues from lottery services by Galapagos in the Dominican Republic during the three and the six months ended June 30, 2000 decreased by $61,000 and $95,000, respectively, as compared to the same periods in 1999. The decrease in revenues was due to a reduction in the amount billed to the lottery operator as reimbursement for telephone line costs, pursuant to an amendment to the contract.

     OTHER  REVENUES

     Other revenues during the three and the six months ended June 30, 2000 increased by $583,000, and $48,000, respectively, as compared to the same period in 1999.

     GAIN  ON  SALE  OF  ASSETS

     The gain of $179,500 is attributable to operations in Panama from the sale of television license for UHF channel no longer needed for agency operations.

EXPENSES

     Total expenses during the three and the six months ended June 30, 2000 increased by $1,608,000 and $1,812,000, respectively, as compared to the same periods in 1999.

     PAYMENTS  TO  HORSEOWNERS

     Payments of purses to horseowners during the three and the six months ended June 30, 2000 decreased by $371,000 (4.6%) and $794,000 (4.8%), respectively, as  compared  to  the  same  period  in  1999.

     El Comandante contract with horseowners expired in April 1998. However, the Puerto Rico Racing Board extended the contract as an interim measure until the Company and the horseowners reach a new agreement. In July of 2000, the horseowners reached and signed a new 10-year contract with El Comandante Management Company.

     FINANCIAL  EXPENSES

     Financial expenses during the three and the six months ended June 30, 2000 increased by $827,000 (40%) and $1,199,000 (29%), respectively, as compared to the same periods in 1999. This increase is primarily attributable to use of line of credit facilities for development of agency operations, including additional agencies and improvements in simulcast and transmission of races.

     DEPRECIATION  AND  AMORTIZATION

      Depreciation and Amortization during the three and the six months ended June 30, 2000 increased by $115,000 (14%) and $193,000 (11%), respectively, as compared to the same period in 1999 primarily due to additions in capital improvements to the facilities at El Comandante during 1999.

     OTHER  EXPENSES

     Other expenses during the three and the six months ended June 30, 2000 increased by $1,036,000 and $1,212,000, respectively, as compared to the same period in 1999. This increase is primarily attributable to new operations, including a cost reduction and restructuring plan implemented by management during the first quarter of 2000.

                                     OTHER EXPENSES BY COUNTRY
          INCREASE (DECREASE) IN SECOND QUARTER ENDED JUNE 30, 2000 WHEN COMPARED WITH 1999

                 Salaries, wages    Operating     General and      Marketing , TV   Net (decrease)
Country           and benefits      expenses     administrative    and satellite       increase
--------------  -----------------  -----------  ----------------  ----------------  ---------------
Puerto Rico     $         26,000   $  603,000   $       125,000   $        80,000   $      834,000
Dominican Rep.          (111,000)     (71,000)          (37,000)          (67,000)        (286,000)
Panama                    22,000      320,000           (48,000)           35,000          329,000
Colombia                  64,000      110,000           (56,000)           41,000          159,000
                -----------------  -----------  ----------------  ----------------  ---------------
                $          1,000   $  962,000   $       (16,000)  $        89,000   $    1,036,000
                =================  ===========  ================  ================  ===============

                                     OTHER EXPENSES BY COUNTRY
           INCREASE (DECREASE) FOR SIX MONTHS ENDED JUNE 30, 2000 WHEN COMPARED WITH 1999

                 Salaries, wages    Operating     General and      Marketing , TV   Net (decrease)
Country           and benefits      expenses     administrative    and satellite       increase
--------------  -----------------  -----------  ----------------  ----------------  ---------------
Puerto Rico     $       (373,000)  $  972,000   $       296,000   $       339,000   $    1,234,000
Dominican Rep.          (180,000)     (92,000)            8,000          (140,000)        (404,000)
Panama                    60,000      239,000           (32,000)            6,000          273,000
Colombia                  28,000       62,000           (64,000)           83,000          109,000
                -----------------  -----------  ----------------  ----------------  ---------------
                $       (465,000)  $1,181,000   $       208,000   $       288,000   $    1,212,000
                =================  ===========  ================  ================  ===============


OPERATING AND SATELLITE EXPENSES - The increase in operating expenses and marketing/satellite expenses for the three and six months ended June 30, 2000, as compared to the same periods in 1999, primarily relate to the additional expenses for the planning, engineering and startup expenses on the wagering system and leased satellite time. The Company was not able to recover these additional operating expenses since the new equipment is not yet in service and the fixed monthly lease cost for the satellite time has not been utilized and recovered in revenues.


PROVISION  FOR  INCOME  TAXES

     The provision for income tax is primarily related to deferred Puerto Rico income taxes on the Company's income and losses related to its interest in El Comandante, without taking into account results of operations of Galapagos, Equus-Panama or Equus-Comuneros. Due to accumulated losses, none of these foreign subsidiaries requires a provision for income taxes.

MINORITY  INTEREST

     The Company's minority interest is attributed to the income and losses allocable to the minority partners of HDA, Galapagos, Equus-Panama and Equus-Comuneros. Since the accumulated losses of Galapagos allocable to minority partners had exceeded their investment, for the six months ended June 30, 2000 and 1999, the Company did not recognize minority interest in losses of Galapagos of $188,054 and $181,094, respectively. During 2000: (i) if and while Galapagos continues generating losses, no minority interest in Galapagos' net losses will be recognized by the Company, and (ii) if Galapagos generates profits, no minority interest in Galapagos' net income will be recognized by the Company up to $1,275,121.

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

     The following is a discussion of the liquidity and capital resources of the Company, including HDA and its consolidated subsidiaries, ECMC, Agency Betting Network, Inc. ("ABN"), and Satellites Services International, Inc. ("SSI").
The net cash flows from the other foreign subsidiaries of the Company (Equus Comuneros, S.A., Equus Entertainment de Panama, S.A. and Galapagos, S.A) did not materially affect the consolidated cash flows of the Company for the three and six months ended June 30, 2000

LIQUIDITY  AND  CAPITAL  RESOURCES  OF  THE  COMPANY  (AND  ITS  CONSOLIDATED
SUBSIDIARIES)

     Cash and cash equivalents of the Company and its consolidated subsidiaries increased by APPROXIMATELY $600,000 DURING the second quarter of 2000. The Company has historically met its liquidity requirements principally from cash flow generated by (i) the operations of El Comandante Race Track in Puerto Rico and (ii) short-term loans and capital leases for acquisition of new equipment.

      During the three and six months ended June 30, 2000 the principal uses of cash of the Company and its consolidated subsidiaries for its financing and investing activities were as follows:

(i) Capital improvements and acquisition of equipment for El Comandante for approximately $1,289,000, for the Dominican Republic $45,000, for Panama and Colombia $173,000 and $1,086,000, respectively.

(ii) Payments on capital leases for equipment used in El Comandante operations.

(iii)The Company continues to invest in Colombia through ABN, wholly-owned subsidiary of HDA. For the six months ended June 30, 2000 the Company has invested $1.6 million.

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

(iii)Additional  investments  in ABN for its Colombian  operations and reduction
     of  certain  financial   obligations   assumed  from   Equus-Comuneros   of
     approximately $1 million.

(iv) Additional investments in SSI, principally for the acquisition of the VSAT equipment and system for the agencies within the Company's OTB system and the payment of satellite time contracted from a third party.

     In addition to cash flow from operating activities of El Comandante, the Company expects to obtain funds for its other transactions from credit facilities with certain financial institutions. Also, the Company is currently negotiating a $2 million credit facility with a financial institution so that HDA and the Company are able to properly fund the development and operations of the off-track betting for ABN in Colombia and meet the expected level of increased wagering from this operation.

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

            YEAR  ENDING
            DECEMBER  31,       AMOUNT
           --------------     ---------
                2000            $1,875
                2001             3,000
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

           YEAR  ENDING        NET AMOUNT
           DECEMBER  31,      (FACE VALUE)
           --------------     -----------
                2001          $   3,454
                2002             10,200
                2003             40,800
                              -----------
                              $  54,454
                              ===========

     To the extent First Mortgage Notes are not acquired in the open market or redeemed, Management expects to refinance this obligation not later than December 2002.

     For the six months ended June 30, 2000, HDA advanced to Equus approximately $750,000 against its allowable future distributions of profits, which technically is not in conformity with the terms of the Indenture.

     NEW  HORSEOWNERS'  CONTRACT  IN PUERTO RICO.  The new contract is effective
July 1, 2000 and expires on December 31, 2010. El Comandante and the Horseowners settled their dispute regarding the Autotote fees allocated and charged to Horseowners from April 1998 to December 1999. El Comandante paid the Horseowners $1,037,403 million on July 31 to settle the allocation of Autotote fees to Horseowners. In return, the Horseowners agreed to increase the racing program by adding three imported races per live racing day, increasing the number of races per day from 7 to 8, and guaranteeing a minimum of at least 8 horses in each race. Additionally, the Horseowners agreed to complement the live racing program in Puerto Rico with simulcast of races from other racetracks to Puerto Rico. El Comandante Race Track will receive three simulcast races per racing day from tracks located in the United States and other jurisdictions.


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


                                   /S/  Equus  Gaming  Company  L.P.
                                   -----------------------------------------
                                               (Registrant)


                                   By:  Equus  Management  Company
                                        Managing  General  Partner





August  14  2000                        /S/  Thomas  Wilson
----------------                        ------------------------------------
                                        Co-Chairman,  President,
                                        Chief Executive Officer and Director




August  14,  2000                       /S/  Hernan  G.  Welch
-----------------                       ------------------------------------
                                        Executive  Vice  President  and
                                        Chief  Financial  Officer