Form 10-Q/A
period 2000-06-30
EQUUS GAMING CO LP
filed 2000-09-21
CIK 928423

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                   AMENDMENT 1
                                   (Mark One)


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

                        Commission file number 000-25306

                            EQUUS GAMING COMPANY L.P.
             ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Virginia                                54-1719877
          ------------------------------             --------------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.)

                             650 Munoz Rivera Avenue
                            Doral Building, 7th Floor
                               Hato Rey, PR  00918
             ---------------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

                                 (787) 753-0676
             ---------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
             ---------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  /X/     No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 31, 2000). 9,300,381 Class A Units

                            EQUUS GAMING COMPANY L.P.
                                    FORM 10 Q
                                      INDEX

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

        Consolidated Statement of Changes in Partners' Deficit for the
        Six  Months  Ended  June  30,  2000  (Unaudited)                       8

        Consolidated  Statements  of  Cash  Flows  for  the  Six
        Months  Ended  June  30,  2000  and  1999  (Unaudited)                 9

        Notes  to  Consolidated  Financial  Statements                        11

Item 2. Management's Discussion and Analysis of Financial Condition
          and  Results  of  Operations
        Results  of  Operations                                               22
        Liquidity  and  Capital  Resources                                    26



PART II  -  OTHER  INFORMATION

Item 1. Legal  Proceedings                                                    29
Item 2. Material Modifications of Rights of Registrant's Securities           29
Item 3. Default  upon  Senior  Securities                                     29
Item 4. Submission  of  Matters  to  a  Vote  of  Security Holders            29
Item 5. Other  Information                                                    29
Item 6. Exhibits  and  Reports  on  Form  8-K                                 29

Signatures                                                                    80

                            EQUUS GAMING COMPANY L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                   (UNAUDITED)

                                                       2000          1999
                                                   ------------  ------------
                                                   (AS RESTATED)
 REVENUES:
   Commissions on wagering                         $32,428,432   $33,355,001
   Net revenues from lottery services                  170,348       265,538
   Other revenues                                    1,659,429     2,056,264
   Gain on sale of assets                              179,500             -
                                                   ------------  ------------
                                                    34,437,709    35,676,803
                                                   ------------  ------------
 EXPENSES:
   Payments to horseowners                          15,632,350    16,425,853
   Salaries, wages and employee benefits             5,010,090     5,473,900
   Operating expenses                                5,370,370     3,953,395
   General and administrative                        1,915,263     1,774,659
   Marketing, television and satellite costs         2,500,104     2,212,498
   Financial expenses                                4,902,172     4,147,602
   Depreciation and amortization                     1,915,688     1,722,287
                                                   ------------  ------------
                                                    37,246,037    35,710,194
                                                   ------------  ------------

 (LOSSES) EARNINGS BEFORE INCOME TAXES, MINORITY    (2,808,328)      (33,391)
 INTERST AND EXTRAORDINARY ITEMS
 PROVISION FOR INCOME TAXES                            198,071       329,914
                                                   ------------  ------------


 (LOSSES) EARNINGS BEFORE MINORITY INTEREST AND     (3,006,399)     (363,305)
 EXTRAODINARY ITEMS

 MINORITY INTEREST IN (LOSSES) EARNINGS               (193,450)     (430,705)
                                                   ------------  ------------


 (LOSSES) EARNINGS BEFORE EXTRAORDINARY ITEMS       (2,812,949)       67,400
 EXTRAORDINARY ITEMS - DISCOUNT ON EARLY
   REDEMPTION OF FIRST MORTGAGE NOTES                        -        22,680
                                                   ------------  ------------

NET (LOSSES) EARNINGS                              $(2,812,949)  $    90,080
                                                   ============  ============

 ALLOCATION OF NET (LOSSES) EARNINGS:
   General partners                                $   (28,129)  $       901
   Limited partners                                 (2,784,820)       89,179
                                                   ------------  ------------
                                                   $(2,812,949)  $    90,080
                                                   ------------  ------------
 BASIC AND DILUTED PER UNIT AMOUNTS:               $     (0.34)  $      0.01
                                                   ============  ============
 WEIGHTED AVERAGE UNITS OUTSTANDING                  8,364,824     7,141,891
                                                   ============  ============


  The accompanying notes are an integral part of these consolidated statements

                            EQUUS GAMING COMPANY L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,

                                   (UNAUDITED)

                                                       2000          1999
                                                   ------------  ------------
                                                   (AS RESTATED)
 REVENUES:
   Commissions on wagering                         $15,912,221   $16,045,600
   Net revenues from lottery services                   62,461       123,045
   Other revenues                                      660,782       522,472
   Gain on sale of assets                              179,500             -
                                                   ------------  ------------
                                                    16,814,964    16,691,117
                                                   ------------  ------------
 EXPENSES:
   Payments to horseowners                           7,662,483     8,032,784
   Salaries, wages and employee benefits             2,561,563     2,561,110
   Operating expenses                                2,911,628     1,789,963
   General and administrative                          989,367       996,186
   Marketing, television and satellite costs         1,371,419     1,282,458
   Financial expenses                                2,456,338     2,073,647
   Depreciation and amortization                       960,605       846,343
                                                   ------------  ------------
                                                    18,913,403    17,582,491
                                                   ------------  ------------

 (LOSSES) EARNINGS BEFORE INCOME TAXES, MINORITY    (2,098,439)     (891,374)
 INTEREST AND EXTRAORDINARY ITEMS
 PROVISION (BENEFIT) FOR INCOME TAXES                   42,382        (8,573)
                                                   ------------  ------------


 (LOSSES) EARNINGS BEFORE MINORITY INTEREST AND     (2,140,821)     (882,801)
 EXTRAODINARY ITEMS

 MINORITY INTEREST IN (LOSSES) EARNINGS                 64,844      (370,243)
                                                   ------------  ------------


 (LOSSES) EARNINGS BEFORE EXTRAORDINARY ITEMS       (2,205,665)     (512,558)
 EXTRAORDINARY ITEMS - DISCOUNT ON EARLY
    REDEMPTION OF FIRST MORTAGE NOTES                        -        22,680
                                                   ------------  ------------

NET (LOSSES) EARNINGS                              $(2,205,665)  $  (489,878)
                                                   ============  ============

 ALLOCATION OF NET (LOSSES) EARNINGS:
   General partners                                $   (22,057)  $    (4,899)
   Limited partners                                 (2,183,608)     (484,979)
                                                   ------------  ------------
                                                   $(2,205,665)  $  (489,878)
                                                   ------------  ------------
 BASIC AND DILUTED PER UNIT AMOUNTS:               $     (0.26)  $     (0.06)
                                                   ============  ============
 WEIGHTED AVERAGE UNITS OUTSTANDING                  8,364,824     8,401,143
                                                   ============  ============

  The accompanying notes are an integral part of these consolidated statements

                            EQUUS GAMING COMPANY L.P.
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                   FOR THE SIX AND THREE MONTHS ENDED JUNE 30,

                                   (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30,
                                            2000         1999
                                        ------------  ----------
                                       (AS RESTATED)
 NET (LOSSES) EARNINGS                  $(2,812,949)  $  90,080

 OTHER COMPREHENSIVE (LOSSES) INCOME:

  Currency translation adjustments          221,071     130,761

                                        ------------  ----------
COMPREHENSIVE (LOSSES) INCOME           $(2,591,878)  $ 220,841
                                        ------------  ----------


FOR THE THREE MONTHS ENDED JUNE 30,

                                            2000        1999
                                        ------------  ----------
                                       (AS RESTATED)
 NET (LOSSES) EARNINGS                  $(2,205,665)  $(489,878)

 OTHER COMPREHENSIVE (LOSSES) INCOME:

  Currency translation adjustments          337,033      65,239

                                        ------------  ----------
COMPREHENSIVE (LOSSES) INCOME           $(1,868,632)  $(424,639)
                                        ------------  ----------

  The accompanying notes are an integral part of these consolidated statements

                              EQUUS GAMING COMPANY L.P.
                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS


                                  JUNE 30,      DECEMBER  31,
                                    2000            1999
                                -------------  ---------------
                                 (UNAUDITED)     (AUDITED)
                                (AS RESTATED)
  CASH AND CASH EQUIVALENTS:
    Unrestricted                $  1,725,446   $    1,888,995
    Restricted                       157,164          418,938
                                -------------  ---------------
                                   1,882,610        2,307,933
                                -------------  ---------------

  PROPERTY AND EQUIPMENT:
    Land                           7,705,446        7,786,980
    Building and improvements     56,910,950       56,512,072
    Equipment                     14,612,758       13,967,887
                                -------------  ---------------
                                  79,229,154       78,266,939
    Accumulated depreciation     (20,198,079)     (18,409,886)
                                -------------  ---------------
                                  59,031,075       59,857,053
                                -------------  ---------------

  DEFERRED COSTS, NET:
    Financing                      2,356,054        2,510,487
    Costs of Panama contract       1,925,000        1,980,000
    Other                            739,943          501,505
                                -------------  ---------------
                                   5,020,997        4,991,992
                                -------------  ---------------

  OTHER ASSETS:
    Accounts receivable, net       1,866,900        1,577,634
    Notes receivable               2,109,931        1,506,599
    Other assets                   1,420,131          701,362
                                -------------  ---------------
                                   5,396,962        3,785,595
                                -------------  ---------------

                                $ 71,331,644   $   70,942,573
                                =============  ===============

  The accompanying notes are an integral part of these consolidated statements

                                 EQUUS GAMING COMPANY L.P.
                                CONSOLIDATED BALANCE SHEETS

                                        (continued)

                             LIABILITIES AND PARTNERS' DEFICIT


                                                           JUNE 30       DECEMBER 31
                                                             2000           1999
                                                        --------------  -------------
                                                         (UNAUDITED)      (AUDITED)
  FIRST MORTGAGE NOTES:                                  (AS RESTATED)
    Principal, net of note discount of
      $736,611 and $885,446                             $  53,717,389   $ 53,568,554
    Accrued interest                                          265,900        265,900
                                                        --------------  -------------
                                                           53,983,289     53,834,454
                                                        --------------  -------------

  OTHER LIABILITIES:
    Accounts payable and accrued liabilities               15,581,853     11,660,824
    Outstanding winning tickets and refunds                   984,642      1,130,389
    Notes payable                                           6,032,781      6,226,082
    Bonds payable                                           4,000,000      4,000,000
    Capital lease obligations                               2,746,394      3,235,507
                                                        --------------  -------------
                                                           29,345,670     26,252,802
                                                        --------------  -------------

  DEFERRED INCOME TAXES                                     3,564,866      3,165,800
                                                        --------------  -------------

  MINORITY INTEREST                                         1,814,990      2,474,810
                                                        --------------  -------------

  COMMITMENTS AND CONTINGENCIES, SEE NOTE 2

  PARTNERS' DEFICIT
    General Partner                                          (807,797)      (781,879)
    Limited Partners - 10,383,617 units authorized:
     (9,300,381 units issued and outstanding of which
      935,557 are in treasury stock in 2000 and 1999)     (16,569,374)   (14,003,414)
                                                        --------------  -------------
                                                          (17,377,171)   (14,785,293)
                                                        --------------  -------------

                                                        $  71,331,644   $ 70,942,573
                                                        ==============  =============

  The accompanying notes are an integral part of these consolidated statements

                                    EQUUS GAMING COMPANY L.P.
                      CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                              FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                         (UNAUDITED)

                                                     GENERAL      LIMITED
                                                     PARTNERS     PARTNERS         TOTAL
                                                    ----------  -------------  -------------
  BALANCES, DECEMBER 31, 1999                       $(781,879)  $(14,003,414)  $(14,785,293)

    Net losses for the period (As restated)           (28,129)    (2,784,820)    (2,812,949)

    Currency translation adjustments (As restated)      2,211        218,860        221,071

                                                    ----------  -------------  -------------
  BALANCES, JUNE 30, 2000 (AS RESTATED)             $(807,797)  $(16,569,374)  $(17,377,171)
                                                    ==========  =============  =============

  The accompanying notes are an integral part of these consolidated statements

                               EQUUS GAMING COMPANY L.P.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED JUNE 30,
                                      (UNAUDITED)


                                                            2000          1999
                                                        ------------  ------------
                                                        (AS RESTATED)

  CASH FLOWS FROM OPERATING ACTIVITIES:

    Net (losses) earnings                               $(2,812,949)  $    90,080
                                                        ------------  ------------
    Adjustments to reconcile net (losses) earnings to
      net cash provided by operating activities-
        Depreciation and amortization                     2,373,958     2,064,747
        Deferred income tax provision                       198,071       277,772
        Currency translation adjustments                   (245,299)       66,243
        Minority interest                                  (193,450)       (6,961)
        Extraordinary item                                        -        22,680
    Decrease (increase) in assets-
        Accounts receivable                                (289,267)     (403,609)
        Prepayments and other assets                       (718,769)      478,482
       Deferred costs                                      (434,659)     (148,862)
    Increase (decrease) in liabilities-
        Accrued interest on first mortgage notes                  -       (51,106)
        Accounts payable and accrued liabilities          4,122,024    (1,876,911)
        Outstanding winning tickets and refunds            (145,747)      540,463

                                                        ------------  ------------
         Total adjustments                                4,666,862       962,938
                                                        ------------  ------------

  Net cash provided by operating activities               1,853,913     1,053,018
                                                        ------------  ------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                   (758,127)   (6,123,358)
    (Increase) decrease  in notes receivable, net          (603,332)      386,042
                                                        ------------  ------------
  Net cash used in investing activities                  (1,361,459)   (5,737,316)
                                                        ------------  ------------

  The accompanying notes are an integral part of these consolidated statements

                                 EQUUS GAMING COMPANY L.P.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE SIX MONTHS ENDED JUNE 30,
                                       (UNAUDITED)
                                       (continued)


                                                               2000          1999
                                                           ------------  ------------
                                                          (AS RESTATED)
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Redemption of First Mortgage Notes                     $         -   $(3,048,320)
    Contribution by minority stockholders                            -        40,158
    Payments to affiliates                                           -      (200,000)
    Loan proceeds from financial institutions                  720,000     1,075,000
    Payments on notes payable and capital
      lease obligations                                     (1,482,776)     (934,578)
    Increase in defered costs                                 (155,001)       (7,499)
    Issuance of units                                                -     3,051,600
    Cash distributions to minority partners of HDA                   -       (18,106)
                                                           ------------  ------------
  Net cash used in  financing activities                      (917,777)      (41,745)
                                                           ------------  ------------

  NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                           (425,323)   (4,726,043)

  CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               2,307,933     6,637,267
                                                           ------------  ------------
  CASH AND CASH EQUIVALENTS, END OF YEAR                   $ 1,882,610   $ 1,911,224
                                                           ============  ============

  SUPPLEMENTAL INFORMATION:
    Interest paid                                          $ 4,497,528   $ 4,057,925
    Income taxes paid                                                -             -

  NON-CASH TRANSACTIONS:
    Equipment acquired through capital leases                   80,362       395,038
    Contribution of non-cash assets,  net of liabilities
      by Los Comuneros S.A. (see Note 1)                             -     1,959,842

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

     In this amended 10Q, the Company restated the financial statements to correct certain information primarily related to: (1) reclassification of interest income from other revenues to be netted with interest expense; (2) recomputation of the currency translation adjustment for Colombia based on revised information. This adjustment was made to operating expenses in the statement of operations and also to the comprehensive statement of income
(loss), to correct information not properly computed in prior quarters; (3) recomputation of cumulative adjustments for minority interest which was not calculated properly in this and prior quarters; (4) increase in the federal income tax provision by approximately $40,000.

     Although the Company had the option under Regulation S-K (requiring at fiscal year end appropriate reconciliation and description of any adjustments to quarterly reports previously reported in a Form 10Q for any quarter (17 CFR
229.302 (a) )) to report the effect of the above corrections at the end of the fiscal year, the Company decided to make the adjustments for this and prior quarters in the amended 10Q of June 30, 2000.

The  above  adjustments  (2)  ,(3)  and  (4)  resulted  in  the  following:

                                        SIX MONTHS                 THREE MONTHS
                                       JUNE 30, 2000               JUNE 30, 2000

                               As Previously        As        As Previously        As
                                 Reported        Restated       Reported        Restated
                              ---------------  ------------  ---------------  ------------
  Revenues                    $   34,882,048   $34,437,709   $   17,259,303   $16,814,964
  Expenses                        37,522,275    37,246,037       19,189,641    18,913,403
                              ---------------  ------------  ---------------  ------------
                                  (2,640,227)   (2,808,328)      (1,930,338)   (2,098,439)
  Provision for income taxes         157,803       198,071            2,114        42,382
                              ---------------  ------------  ---------------  ------------
                                  (2,798,030)   (3,006,399)      (1,932,452)   (2,140,821)
  Minority interest                 (588,343)     (193,450)        (330,049)        64844
                              ---------------  ------------  ---------------  ------------
  Net loss                    $   (2,209,687)  $(2,812,949)  $   (1,602,403)  $(2,205,665)
                              ===============  ============  ===============  ============

  Basic and diluted net
    loss per unit             $        (0.26)  $     (0.34)  $        (0.19)  $     (0.26)


     The preparation of financial statements in conformity with accounting principles generally accepted in the United States ('GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     The Company has minority partners in HDA, Galapagos, Equus-Panama and Equus-Comuneros. Therefore, the Company recorded minority interest based on the earnings and (losses) of these consolidated subsidiaries that are attributable to the minority partners, as follows:

                         FOR THE SIX MONTHS,    FOR THE THREE MONTHS
                           ENDED JUNE 30           ENDED JUNE 30,
                       ----------------------------------------------
                          2000        1999       2000        1999
                       ----------  ----------  ---------  ----------
  SUBSIDIARY:
      HDA              $ (12,090)  $  22,110   $(13,586)  $  11,760
      Galapagos                -           -          -           -
      Equus-Panama       113,750     (49,923)    88,003     (79,073)
      Equus-Comuneros   (295,110)   (402,892)    (9,573)   (302,930)
                       ----------  ----------  ---------  ----------
                       $(193,450)  $(430,705)  $ 64,844   $(370,243)
                       ----------  ----------  ---------  ----------


     In general, the minority interest is calculated based on the ownership interest of the minority partners. HDA has a minority partner owning a 1% interest. Galapagos' minority partners own a 45% interest. However, during the six months ended June 30, 2000 and 1999 the Company did not recognize minority interest in Galapagos' losses amounting to $188,054 and $181,094 respectively, because the minority partners have no legal obligation to fund such losses in excess of their investment. As of June 30, 2000 the accumulated losses not allocated to the minority partners amounts to $1,275,124. Equus-Panama minority partners own a 49% interest. Equus-Comuneros minority partners own a 50% interest.


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

     For the six months ended June 30, 2000 and 1999, net exchange losses resulting from re - measurement of accounts, together with losses from foreign currency transactions, amounted to $235,846 and $91,126, respectively, which amounts are included as operating expenses. Accumulated net loss from changes in exchange rates due to the translation of assets and liabilities of the foreign subsidiaries are included in partners' deficit and at June 30, 2000 and December 31, 1999 amounted to $435,430 and $656,501, respectively.

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


     The new Puerto Rico 10-year contract expires on December 31, 2010. It provides for : (1) distribution of "Take" or commissions on wagering on a 50/50 basis between Horseowners and El Comandante Management Company (no change from prior contract) ; (2) a one-time payment made on July 31, 2000 of $1 million to Horseowners for Autotote fees charged in prior years ; (3) and a cost sharing agreement (generally on a 50/50 basis) to defray operating expenses totaling $2.7 million, of which El Comandante will be responsible for $1.4 million, over the next 10 years. (copy of agreement included in Part II - Other Information)


     WAGERING  SERVICES  AGREEMENTS

     The Company has separate agreements with Autotote Systems, Inc. ("Autotote") for providing wagering services, software and equipment to each racetrack, necessary for the operation of the off-track betting system. Payments under these contracts are summarized as follows:

                          EL COMANDANTE    V CENTENARIO      REMON       LOS COMUNEROS
                         ---------------  --------------  -------------  -------------
Expiration date            March 2005       March 2005    January 2008        (d)
Cost of services, as a
 percentage of wagering            0.65%       0.65% (a)          1.00%          1.20%
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

(d) On August 10, 2000, the Colombia operations communicated the termination of its contract with Autotote for failure to provide required equipment and services under the existing contract. The resolution of this termination is being contested at the present time.

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

     During the past three years HDA has made early redemptions of First Mortgage Notes in connection with certain transactions. The Company has also purchased in the open market First Mortgage Notes which the Company intends to hold until maturity in cancellation of required partial redemptions in 2000 and 2001, as explained below. Following is a summary of these transactions:


                                                         HELD BY THE
                                               FACE      COMPANY AT   (PREMIUM)
  TYPE OF TRANSACTION               DATE       VALUE     30-JUN-2000   DISCOUNT
--------------------------------  --------  -----------  ------------  --------
  Redemption                      Mar-1997  $   737,000  $        -   $        -
  Redemption                      Sep-1997    2,500,000           -     (250,000)
  Purchase in open market         Dec-1998    7,500,000   7,500,000    1,000,000
  Redemption, reduced by amount
    of notes held by the Company  Jan-1999    2,620,000    (380,000)    (262,000) (a)
  Purchase in open market         May-1999      189,000     189,000       22,680
                                            -----------  -----------
                                            $13,546,000  $7,309,000
                                            -----------  -----------

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

     ECCC is required to partially redeem First Mortgage Notes commencing on December 15, 2000. The stated maturities of the First Mortgage Notes, reduced by prior redemptions, are as follows (in thousands):

 DUE DURING THE YEAR    GROSS     PURCHASED IN    NET
 ENDING DECEMBER 31,    AMOUNT    OPEN MARKET    AMOUNT
---------------------  --------  --------------  -------
     2000              $    563   $      563    $     -
     2001                10,200        6,746      3,454
     2002                10,200            -     10,200
     2003                40,800            -     40,800
                       --------  --------------  -------
                         61,763        7,309     54,454
  Less - discount          (826)         (90)      (736)
                       --------  --------------  -------
                       $ 60,937   $    7,219    $53,718
                       --------  --------------  -------

      HDA may also redeem First Mortgage Notes at the following redemption prices (expressed as percentages of principal amount), in each case together with accrued and unpaid interest:


     DURING THE 12 MONTH PERIOD
     BEGINNING ON DECEMBER  15,
     --------------------------
                2000                    101.50%
                2001                    100.00%

     HDA is required to purchase First Mortgage Notes, at face value, to the extent that HDA has accumulated excess cash flow, asset sales with net proceeds in excess of $5 million (to the extent these proceeds are not invested in HDA's racing business within a year), or a total taking or casualty, or in the event of a change of control of HDA.

     The Indenture contains certain covenants, one of which restricts the amount of distributions by HDA to its partners, including the Company. Permitted distributions are limited to approximately 48% of HDA's consolidated net earnings. In connection with certain approval required from noteholders, HDA agreed to temporarily reduce these distributions by 17%. HDA is permitted to make additional cash distributions to partners and other Restricted Payments, as defined under the Indenture, equal to 44.25% of the excess of HDA's cumulative consolidated net income after December 31, 1993 over the cumulative amount of the 48% Distributions, provided that HDA meets a certain minimum debt coverage ratio. HDA has not met this debt coverage ratio. For the six months ended June 30, 2000 HDA advanced to the Company approximately $750,000 against its allowable future distributions of profits, which, technically, is not in conformity with the terms of the Indenture. HDA intends to cure this default with the declaration of future permitted distributions.


4.  BONDS  AND  NOTES  PAYABLE  AND  CAPITAL  LEASES:

     The Company's outstanding notes payable consist of the following:

                                                                          BALANCE AT
                                          MATURITY     INTEREST      JUNE 30,    DECEMBER 31,
  BORROWER          DESCRIPTION             DATE         RATE          2000          1999
-----------------  --------------       ------------  -----------  -------------  ----------
  HDA/ECMC         Note payable     (a)  15-Dec-01     P+1.00%      $  4,875,000  $5,500,000
  HDA              Line of credit   (b)  15-Dec-01     P+1.00%           500,000           -
  Equus-Panama     Term loan        (c)  25-Apr-2000   10.75%                  -      56,364
  Equus-Panama     Line of credit   (d)  various       10.75%            293,725     204,955
  Equus-Comuneros  Term loans       (e)  various       variable          364,056     464,763
                                                                    ------------  ----------
                                                                    $  6,032,781  $6,226,082
                                                                    ------------  ----------

     At June 30, 2000 and December 31, 1999, the prime rate (P) was 9.50% and 8.50%, respectively.


(a) Considered Refinancing Indebtedness under the terms of the Indenture. Secured by First Mortgage Notes purchased in the open market
     (see Note 3). Payable in quarterly installments commencing on March 31, 2000. The principal payment due on June 30, 2000 of $625,000 was extended by the bank and paid on August 24, 2000. All interest payments have been paid on their due dates.

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

     The following table summarizes future minimum payments on capital leases, notes payable and bonds of the Company and its consolidated subsidiaries:



DUE DURING THE TWELVE     CAPITAL       NOTES       BONDS
MONTHS ENDING JUNE 30,    LEASES       PAYABLE     PAYABLE
----------------------  -----------  -----------  ----------
2001                    $1,330,987   $2,626,683   $        -
2002                       801,240    3,554,947      600,000
2003                       617,903       42,096    1,000,000
2004                       484,150       34,454    1,200,000
2005                        95,703        3,648    1,200,000
                        -----------  -----------  ----------
                         3,329,983    6,261,828    4,000,000
  Imputed interest        (583,589)    (229,047)           -
                        -----------  -----------  ----------
                        $2,746,394   $6,032,781   $4,000,000
                        -----------  -----------  ----------


5.  RELATED  PARTY  TRANSACTIONS:


     The following represents a summary of amounts accrued for services rendered by or from certain related parties, namely, EMC, American Community Properties Trust ("ACPT") and Interstate General Company L.P. ("IGC") during the six and three months ended June 30, 2000 and 1999:

                                SIX  MONTHS       THREE MONTHS
                                ENDED JUNE 30     ENDED JUNE 30
NATURE OF SERVICE              2000      1999     2000     1999
---------------------------  --------  --------  -------  -------
Support agreement            $ 16,200  $ 16,200  $ 8,100  $ 8,100
Rent office space              21,000    21,000   10,500   10,500
Director fees                  43,500    43,500   18,000   20,750
Services of James J. Wilson    67,500    67,500   33,750   33,750
                             --------  --------  -------  -------
                             $148,200  $148,200  $70,350  $73,100
                             ========  ========  =======  =======


     On June 13, 2000 the Company received a cash advance from Interstate Business Corporation (IBC) of $400,000. This advance was not a loan and carried no interest. The advance was repaid by the Company to IBC prior to June 30, 2000.


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

7.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS:

     As of June 30, 2000 the fair value of the First Mortgage Notes was approximately $47,920,000 (as compared with its carrying value of $53,717,389) based on the market price quoted by a brokerage firm that trades the First Mortgage Notes. The carrying value of notes payable, capital leases and notes receivable approximates fair value because these obligations bear interest at variable rates. The carrying value of accounts receivable and accounts payable approximates fair value due to the short-term maturity thereof.


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

                                    PUERTO   DOMINICAN
2000  -  SIX  MONTHS                 RICO     REPUBLIC    COLOMBIA    PANAMA    TOTAL
                                   --------  ----------  ----------  --------  --------
Commissions on wagering            $25,616   $   1,618   $     730   $ 4,464   $32,428
Total revenues                      26,758       2,042         839     4,799    34,438
Financial expenses                   4,421          15         160       306     4,902
Depreciation and amortization        1,326         172         109       309     1,916
Earnings (Loss) before income
  taxes and minority interest       (1,295)       (418)     (1,328)      232    (2,809)
Capital improvements                 1,289          45        (748)      173       759
Total assets                        54,332       1,865       5,568     9,566    71,331

1999 - SIX MONTHS
Commissions on wagering            $26,285   $   1,982   $     662   $ 4,426   $33,355
Total revenues                      27,549       2,678         875     4,574    35,676
Financial expenses                   3,733          28         105       281     4,147
Depreciation and amortization        1,154         165         126       277     1,722
Earnings (Loss) before income
  taxes and minority interest        1,268        (402)       (797)     (102)      (33)
Capital improvements                 4,911          16         866       330     6,123
Total assets                        51,243       1,569       6,195     8,864    67,871

2000 - QUARTER
Commissions on wagering            $12,487   $     833   $     365   $ 2,228   $15,913
Total revenues                      12,862       1,043         426     2,484    16,815
Financial expenses                   2,217           7          79       154     2,457
Depreciation and amortization          665          92          48       155       960
Earnings (Loss) before income
  taxes and minority interest       (1,395)       (119)       (764)      180    (2,098)
Capital improvements                   714          10        (786)      129        67

1999 - QUARTER
Commissions on wagering            $12,722   $     903   $     425   $ 1,996   $16,046
Total revenues                      13,336       1,127         166     2,061    16,690
Financial expenses                   1,876          12          42       143     2,073
Depreciation and amortization          582          64          60       140       846
Earnings (Loss) before income
  taxes and minority interest          208        (340)       (597)     (162)     (891)
Capital improvements                 3,216           6         243       199     3,664

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


                       THE COMPANY'S RESULTS OF OPERATIONS

   QUARTER AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO QUARTER AND SIX MONTHS
   -----------------------------------------------------------------------------
                               ENDED JUNE 30, 1999
                               -------------------

REVENUES


     Consolidated Revenues increased in the second quarter ended June 30, 2000 by $124,000, or 0.7%, as compared to the same quarter in 1999. During the six months ended June 30, 2000, revenues decreased $1,239,000, (3.5%), from the same period in 1999. This decrease was primarily attributable to temporary interruptions in simulcast of live races from Puerto Rico to Dominican Republic and agency operations during the first quarter.


     COMMISSIONS  ON  WAGERING

     Commissions on wagering decreased by $134,000, (0.8%), to $15,912,000 for the second quarter ended June 30, 2000 as compared to $16,046,000 in the second quarter of 1999. During the six months ended June 30, 2000, commissions on wagering decreased $927,000, (2.8%), to $32,428,000 from $33,355,000 in the same period for 1999. The decrease in commissions was attributable to the following operations: El Comandante ($669,000) and Galapagos ($364,000). However, Panama and Colombia operations reflect an increase of $38,000 and $68,000, respectively.

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


     On June 30, 2000 Autotote breached Galapagos' service agreement to the Lottery Operations [Dominican International Electronic Lottery, Inc. (LEIDSA)] by providing directly the same services and refusing to pay to Galapagos its service fees under the service contract. During the months of July and August 2000, Galapagos did not receive any payments for the service fees under its service agreement. In late August 2000, the Company started the process of preparing for legal action for breach of contract to recover its service fees under the service agreement.

     OTHER  REVENUES

     Other revenues during the three and the six months ended June 30, 2000 increased by $139,000, and decreased by $397,000, respectively, as compared to the same period in 1999.

     In June 30, 2000 restated 10Q, there was also an adjustment reclassifying approximately $445,000 from other revenues, to be netted with interest expense in consolidated statement of operations.


     GAIN  ON  SALE  OF  ASSETS

     The gain of $179,500 is attributable to operations in Panama from the sale of television license for UHF channel no longer needed for agency operations.

EXPENSES


     Total expenses during the three and the six months ended June 30, 2000 increased by $1,331,000 and $1,536,000, respectively, as compared to the same periods in 1999.


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

     FINANCIAL  EXPENSES


     Financial expenses during the three and the six months ended June 30, 2000 increased by $382,000 (18%) and $755,000 (18%), respectively, as compared to the same periods in 1999. This increase is primarily attributable to use of line of credit facilities for development of agency operations, including additional agencies and improvements in simulcast and transmission of races.


     DEPRECIATION  AND  AMORTIZATION

      Depreciation and Amortization during the three and the six months ended June 30, 2000 increased by $115,000 (14%) and $193,000 (11%), respectively, as compared to the same period in 1999 primarily due to additions in capital improvements to the facilities at El Comandante during 1999.

     OTHER  EXPENSES


     Other expenses during the three and the six months ended June 30, 2000 increased by $1,204,000 and $1,380,000, respectively, as compared to the same period in 1999. This increase is primarily attributable to new operations, including a cost reduction and restructuring plan implemented by management during the first quarter of 2000.


                                 OTHER EXPENSES BY COUNTRY
     INCREASE (DECREASE) IN SECOND QUARTER ENDED JUNE 30, 2000 WHEN COMPARED WITH 1999

                Salaries, wages  Operating    General and     Marketing , TV  Net (decrease)
Country          and benefits    expenses    administrative    and satellite    increase
--------------  --------------  ----------  ----------------  ---------------  -----------
Puerto Rico     $      26,000   $ 603,000   $       125,000   $       80,000   $  834,000
Dominican Rep.       (111,000)    (71,000)          (37,000)         (67,000)    (286,000)
Panama                 22,000     320,000           (48,000)          35,000      329,000
Colombia               64,000     110,000           112,000           41,000      327,000
                --------------  ----------  ----------------  ---------------  -----------
                $       1,000   $ 962,000   $       152,000   $       89,000   $1,204,000
                ==============  ==========  ================  ===============  ===========

                                 OTHER EXPENSES BY COUNTRY
       INCREASE (DECREASE) FOR SIX MONTHS ENDED JUNE 30, 2000 WHEN COMPARED WITH 1999

                Salaries, wages  Operating     General and     Marketing , TV  Net (decrease)
Country          and benefits    expenses     administrative    and satellite    increase
--------------  --------------  -----------  ----------------  ---------------  -----------
Puerto Rico     $    (373,000)  $  972,000   $       296,000   $      339,000   $1,234,000
Dominican Rep.       (180,000)     (92,000)            8,000         (140,000)    (404,000)
Panama                 60,000      239,000           (32,000)           6,000      273,000
Colombia               28,000       62,000           104,000           83,000      277,000
                --------------  ----------  ----------------  ---------------  -----------
                $    (465,000)  $1,181,000   $       376,000   $      288,000   $1,380,000
                ==============  ===========  ================  ===============  ===========


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


MINORITY  INTEREST


     The Company's minority interest is attributed to the income and losses allocable to the minority partners of HDA, Galapagos, Equus-Panama and Equus-Comuneros. Since the accumulated losses of Galapagos allocable to minority partners had exceeded their investment, for the six months ended June 30, 2000 and 1999, the Company did not recognize minority interest in losses of Galapagos of $188,054 and $181,094, respectively. During 2000: (i) if and while Galapagos continues generating losses, no minority interest in Galapagos' net losses will be recognized by the Company, and (ii) if Galapagos generates profits, no minority interest in Galapagos' net income will be recognized by the Company up to $1,275,124.

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

      During the three and six months ended June 30, 2000 the principal uses of cash of the Company and its consolidated subsidiaries for its financing and investing activities were as follows:


(i) Capital improvements and acquisition of equipment for El Comandante for approximately $1,289,000, for the Dominican Republic $45,000, and for Panama $173,000.

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

(ii) Principal payments amounting to $1,250,000 on the $5.5 million term loan.

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

     In December 1999 HDA obtained a $5.5 million term loan, considered Refinancing Indebtedness under the terms of the indenture. The loan is secured by the First Mortgage Notes purchased by the Company in the open market. Interest is payable monthly at a rate equivalent to one point over prime rate. Principal is payable in quarterly installments commencing on March 31, 2000 until maturity on December 15, 2001. Two principal payments of $625,000 on this term loan were made on March 31, 2000 and August 24, 2000. The remaining maturity dates of this term loan are as follows (in thousands):

      YEAR  ENDING
      DECEMBER  31,      AMOUNT
     --------------     --------
          2000          $  1,250
          2001             3,000
                        --------
                        $  4,250
                        ========


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

      YEAR  ENDING       NET AMOUNT
      DECEMBER  31,     (FACE VALUE)
     --------------     ------------
         2001            $     3,454
         2002                 10,200
         2003                 40,800
                        ------------
                         $    54,454
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


     NEW  HORSEOWNERS'  CONTRACT  IN PUERTO RICO.  The new contract is effective
July 1, 2000 and expires on December 31, 2010. El Comandante and the Horseowners settled their dispute regarding the Autotote fees allocated and charged to Horseowners from April 1998 to December 1999. El Comandante paid the Horseowners $1,037,403 on July 31, 2000 to settle the allocation of Autotote fees to Horseowners. In return, the Horseowners agreed to increase the racing program by adding three imported races per live racing day, increasing the number of races per day from 7 to 8, and guaranteeing a minimum of at least 8 horses in each race. Additionally, the Horseowners agreed to complement the live racing program in Puerto Rico with simulcast of races from other racetracks to Puerto Rico. El Comandante Race Track will receive three simulcast races per racing day from tracks located in the United States and other jurisdictions.

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


PART  II  -  OTHER  INFORMATION


ITEMS  1  EXHIBIT  A  -  PUERTO  RICO  HORSEOWNERS' AGREEMENT DATED JULY 1, 2000

                                     CONTRACT
                                    ---------


     In  San  Juan,  Puerto  Rico,  this  1st.  day  of  July,  2000.


                                     APPEAR
                                     ------


     As Party of the First Part: CONFEDERACION H PICA DE PUERTO RICO INC., a non
     --------------------------
for profit corporation organized and operating under the laws of the Commonwealth of Puerto Rico, represented in this act by its president Mr. Rub n Valdez, of legal age, married, engineer and resident of Guaynabo, Puerto Rico, hereinafter referred to as CONFEDERACION or THE CONFEDERACION.

     As  Party  of  the Second Part:   EL COMANDANTE MANAGEMENT COMPANY, LLC., a
     ------------------------------
limited liability company, established under the laws of the State of Delaware and legally registered to do business in the Commonwealth of Puerto Rico, represented in this act by its President Mr. Gerald Wiemann, of legal age, businessman, married and resident of San Juan, Puerto Rico, hereinafter referred to as ECMC.

     Both parties have the legal capacity to enter into the present contract and thus freely

                                      STATE


ONE:   The  owner  of  the license to operate El Comandante Racetrack is Housing
---
Development Associates, S. E. (HDA) which in turn is possessed in 99% by Equus Entertainment Corporation (Equus) and in 1% by Interstate Business Corporation
(IBC). These three entities will also execute this contract to agree, signify and represent that they will, jointly with ECMC , be obliged under this contract and will jointly be responsible of executing and complying with all and any obligations that emerge from the present contract, and further will execute this contract to comply with the order of the Racing Board entered on the 5th of May 1998 on case No. JH-97-50 ("Reorganizacion de las Operaciones y Gerencia del Hipodromo El Nuevo Comandante").

     HDA is a special partnership established under the laws of the state of Virginia and duly authorized to do business in the Commonwealth of Puerto Rico
(ELA) represented in this act by Richard C. Voories, who has been duly authorized by the partnership to appear in this act and execute this contract.

     IBC is a corporation established under the laws of the State of Delaware and duly authorized to do business in the ELA, represented in this act by Richard C. Voories, who has been duly authorized by the corporation to appear in this act and execute this contract.

     EQUUS is a corporation established and operating under the laws of the ELA represented in this act by Richard C. Voories, who has been duly authorized by the Board of Directors of the corporation to appear in this act and execute this contract.

     The corresponding documents and certifications empowering the persons that will sign this contract representing the entities named in this numeral will be made available to all other parties at the moment of signing and executing this contract.

TWO:       DEFINITIONS.  In addition to the words and terms elsewhere defined in
----       -----------
this Agreement, the following words and terms hereinbefore and hereinafter used shall have the following meanings:

     ACT.     Law  No.  83  of  the Legislature of Puerto Rico, approved July 2,
     ---
1987, as amended, and all future acts supplemental hereto or amendatory thereof.

     BASE YEAR BUDGET.  Is defined as the budget which is based upon actual past
     -----------------
experience and agreed to by the parties as a means to provide a level of understanding and guidance for the parties on which to base future annual budgets. The "Base Year Budget" is not to be considered by the parties as either a minimum budget or a maximum budget (unless stated otherwise in this contract). It is understood that anywhere in this contract that a base year budget is established that funding for these budgets will be made in equal amounts on a monthly basis (unless stated otherwise in this contract) by both parties into a separate trust account for said budget. Payments from said Trust account will require signatures and/or authorization of both parties. The Base Year Budget will be considered the Annual Budget for the First Year of the Contract.

     CONFEDERATION.  Collectively  or  individually,  as  the  case  may  be,
     --------------
Confederacion Hipica de Puerto Rico, Inc., each of its present members and each of the persons becoming members of the Confederacion Hipica de Puerto Rico, Inc. during the Term.

     EL  COMANDANTE  RACE  TRACK.  The  race  track owned by Housing Development
     ---------------------------
Associates,  S.E.  and  operated  by  ECMC  located  in  Canovanas, Puerto Rico.

     HANDLE.  The  total  amount  of moneys wagered on races less any/all voids,
     -------
cancellations  and/or  refunds.

     HORSE  OWNER.  An  individual,  a  partnership  or  a  corporation and/or a
     -------------
syndicate, owner of any race horse or race horses, duly licensed as such owner by the appropriate Puerto Rico Governmental Body.

     LICENSE.  The  license  issued  by  the  Puerto  Rico  Racing Commission to
     --------
operate  the  El  Comandante  Race  Track.

     ORDER.  Any award, decision, injunction, judgment, order, ruling, subpoena,
     ------
or verdict entered, issued, made, or rendered by any Governmental Body or by any arbitrator.

     PROGRAM  PURSES.  The  purses  established  from time to time by the Puerto
     ----------------
Rico Racing Commission to be awarded on each particular race which is run in El Comandante Race Track.

     PUERTO  RICO.  The  Commonwealth  of  Puerto  Rico.
     ------------

     PURSES.  Collectively,  the  Program  Purses  and  the Supplemental Purses,
     -------
including the Horse Owners' revenue from Simulcasting, Impresos and Entertainment Center.

     RACING DAY.  Any day or night during which a full racing program shall have
     ----------
been  run.

     RACING  YEAR.  The  calendar  year.
     -------------

     SIMULCAST/SIMULCASTING.  Is  the  live  audio  and visual transmission of a
     -----------------------
race or races to and/or from another location for para-mutuel wagering purposes.

     SUPPLEMENTAL  PURSES  (RETROACTIVE/RETROACTIVO  PURSES). The balance of the
     --------------------------------------------------------
Horse Owners share of the Take as defined in this Agreement, after the deduction for the regular authorized purses (commonly known as "program purses") and any other deductions authorized as part of this contract.

     TAKE.  The  aggregate  dollar  amount  to be deducted, pursuant to the Act,
     -----
from the Handle to be divided between ECMC and the Horse Owners in accordance with this Agreement.

     TERM.  As  defined  in  Paragraph  Five  (5).
     -----

     TRI-PARTY  COMMITTEE.  A  three party committee composed of Horse Owner(s),
     --------------------
the track management and the Racing Administrator's representative(s). The primary objective of which is to plan, schedule and prepare the Daily Racing Program, Conditions Book and the Racing Plan.

THREE:  ECMC,  HDA,  IBC  and Equus are the owners and operators "El Comandante"
-----
race track located in Canovanas, Puerto Rico. From here on they shall be referred to, in group as ECMC".

FOUR:  THE  CONFEDERACION  states  that  it appears as the representative of not
-----
less than Two Thirds (2/3) of all of the owners of race horses in Puerto Rico presently licensed as such, which race at El Comandante, and that it enters into this Contract on its own behalf and on behalf of each of said individual horse owners. ECMC agrees, that so long as this contract shall be in force, and THE CONFEDERACION continues to represent no less than two thirds (2/3) of all horseowners, it will recognize CONFEDERACION as the exclusive agent and representative of said horse owners for the negotiation of any problems common to all or a majority of the horse owners at "EL COMANDANTE".

FIVE:   Terms  of the Contract: The Contract will commence on July 1st, 2000 and
-----   ----------------------
expire  on  December  31,  2010.

     a. If the Racing License now held by ECMC and/or its affiliates, subsidiaries or parent companies is not renewed, then this contract will expire on December 31, 2004.

SIX:   Distribution  of  Take:  The  "take"  as  defined  by  the Racing Law and
---   -----------------------
Regulations will be divided in a proportion of 50% for THE CONFEDERACION and 50% for ECMC. It is specifically understood and agreed that the obligation of ECMC to pay the purse moneys referred to in this paragraph and to make the payments to THE CONFEDERACION referred to in paragraph ten (10), shall be expressly subject to and conditioned upon each and every one of the following conditions:

     a) That the present license of ECMC to operate a race track granted by Resolution of the Racing Board of Puerto Rico is maintained throughout the term of this contract or renewed by appropriate resolution of the Racing Board for the extended term of this contract, if any. Said licence to include the terms providing for the right to operate a racetrack in the San Juan Region of Puerto Rico and the right to conduct all types of authorized betting, both at the track and off track, anywhere in the Commonwealth of Puerto Rico, based on races held at El Comandante, and the number of racing days at El Comandante as authorized by the Racing Board.

     b) El Comandante shall not have any option to terminate this Contract under paragraph 6(a) above in the event the renewal of its license is granted on a non-exclusive basis, as long as no other racetrack is authorized in the San Juan Region during the term of this Contract.

     c) The obligation of ECMC to make the payments to THE CONFEDERACION referred to above shall also be expressly subject to and conditioned to THE CONFEDERACION continuing to have as members 2/3 of all licensed horse owners. If at any time during the term of this Contract THE CONFEDERACION ceases to have as its members 2/3 of the licensed horse owners, the obligation of ECMC to make the payments referred to in this paragraph hereof shall cease and terminate at the option of ECMC. THE CONFEDERACION agrees to provide ECMC, at its request, from time to time, with an up-to-date listing of the membership of THE CONFEDERACION.

SEVEN:  Additional  Guarantees:  EL  COMANDANTE MANAGEMENT COMPANY,  (ECMC) will
-----   ----------------------
guarantee to THE CONFEDERACION and/or Horse Owners an amount for purses of up to an added one million dollars for the years 2000 and 2001 under the following terms:

     a) Adopt 1999 as the base year for calculation of the guarantee. During that year, ECMC distributed to THE CONFEDERACION $25,032.256.75 (including the Horse Owners share of simulcasting fees) as their share of the Take.

     b) In the event that THE CONFEDERACION'S /Horse Owners' share of the Take for each of the years 2000 and 2001 is equal to or below that of 1999, ECMC will contribute to the Horse Owners/CONFEDERACION the amount of ONE MILLION DOLLARS ($1,000,000) for purses.

     c) In the event, that THE CONFEDERACION/Horse Owners share of the Take for the years 2000 and 2001 is higher than the amount distributed to them in 1999, the added one million dollar guarantee will be reduced on a dollar for dollar basis accordingly.

EIGHT:  PAYMENT  AND  DISTRIBUTION OF PURSES: The take and/or purse monies to be
-----
distributed by ECMC during any contract year of this Contract, as provided herein, shall be allocated as between the various classes and categories of horses and the various races run each racing day during the racing year and as between the horses participating in each race in accordance with the Horse Racing Law and its Regulations, the Regulations of the Racing Board of Puerto Rico and the Racing Plan (Plan de Carreras) issued in connection therewith.

     Except as may be otherwise required or requested by the Racing Board of Puerto Rico or other appropriate governmental authority, the aforesaid purse monies allocated as aforesaid, less deductions therefrom which may be required by law (such as the excise tax on purses) and less other required or authorized deductions, shall be paid as follows:

          (1) The excise taxes on purses deducted by ECMC from any of the said monies shall be paid by it to the Secretary of the Treasury of Puerto Rico.

          (2) Pay to THE CONFEDERACION the dues payable by every member of THE CONFEDERACION, the deduction of which is hereby authorized by THE CONFEDERACION and by all the members of THE CONFEDERACION. THE CONFEDERACION will inform ECMC the name of every new member of THE CONFEDERACION so that the deduction of the dues may be done promptly by ECMC. THE CONFEDERACION will hold ECMC harmless with respect to any claims made as a result of any such deduction of dues and payment of the same to THE CONFEDERACION.

          (3) The balance of the regular authorized purses (commonly known as "program purses") remaining after the deductions aforesaid and any other deductions which may be required or authorized, shall be made available by ECMC to be paid directly to the horse owners within forty eight (48) hours of the time they are earned, or at such later time in accordance with the regulations of the Racing Administration, as the net regular purses to the individual horse owners entitled thereto.

          (4) Additional purses (retroactivo) -calculated so that the regular purses and the additional purses total fifty per cent (50%) of the "take" as provided herein- less the aforesaid deductions and any other deductions which may be required or authorized, including payments duly authorized by owners on horse financing loans, shall be paid by ECMC to THE CONFEDERACION and to the members of THE CONFEDERACION on or before the first five (5) business days of the month following the month in which the applicable racing days were held, provided further that ECMC will make three weekly advances of 25% of the amount of the additional purses paid for the previous month, to be adjusted at the final payment for the month, and subject to increase or reduction of the advance payments if an increase or reduction in the current month's payment is reasonably anticipated by ECMC, with excise taxes and other required or authorized payments deducted therefrom, towards payment of said additional purses.

          (5) There shall be a recapitulation at the end of each contract year of all purse monies paid by ECMC during such year.

               A. In the event that the aggregate of all such payments shall have exceeded the percentage of ECMC's "take" during such year, such excess shall be repaid to ECMC by THE CONFEDERACION (to the extent the overpayment has been made to THE CONFEDERACION as opposed to horse owners who were not members of THE CONFEDERACION) within ten (10) business days after the end of such racing year. In the Alternative, ECMC may, at its option, on notice to THE CONFEDERACION, reimburse itself for such excess from any monies which may be or thereafter become payable to THE CONFEDERACION (or its members) under this contract.

               B. In the event that the aggregate of all such payments shall have been less than the percentage of ECMC's "take" during such year then ECMC will pay such difference to THE CONFEDERACION within the first ten (10) business days after the end of such contract year.

NINE:   Veterinary Clinic: THE CONFEDERACION / Horse Owners and ECMC  will share
----    -----------------
(half and half) the payment of the debt, including interests, incurred by THE CONFEDERACION with Banco Popular de Puerto Rico for capital Improvements of the veterinary clinic, amounting to the principal amount remaining of the original loan amount of $591,006.23. As of June 30, 2000 the balance of principal is $526,006.23 and the accrued interests amount to $56,308.12 or the amount currently certified by Banco Popular de Puerto Rico). ECMC will also share 50% of the cost of any new equipment purchased for the Veterinary Clinic since the date in which the Clinic was remodelled, but only to the extent of the equipment that was paid in total from CONFEDERACION funds, as evidenced by Exhibit "C" which amounts to $134,493.77. The cost of this equipment must be supported by actual invoices, documented payments (cancelled checks) by THE CONFEDERACION and an actual physical inventory on premises.

     This operation will maintain a standard schedule of charges to be assessed to any/all veterinarians for use of this facility.

     ECMC will be solely responsible for the maintenance and repair of the physical structure (building, roof) as well as the surrounding grounds.

     THE CONFEDERACION will be solely responsible for the operation and management of the Clinic, including repairs and maintenance of the equipment and the interior of said veterinary clinic facilities. Said facility must be maintained in a first class operating condition.

     THE CONFEDERACION and ECMC agree to fund the annual budget for the operation, maintenance and repair of the veterinary clinic on a 50 / 50 basis for the duration of this contract. THE CONFEDERACION and ECMC herein establish the amount of $457,156.00 as the "Base Year Budget" detailed in Exhibit A. This amount will serve as a minimum for the parties to establish future annual budgets throughout the life of this contract. The "Base Year Budget" and each future annual budget for the veterinary clinic, will include but not be limited to, such cost as; labor cost, purchase and repair of equipment, repairs and maintenance of said veterinary clinic. However, the budget will not include any
                                                                ----
drugs, medicine, food, bandages, wraps and/or any other horse or animal related material / supplies. The annual budget for the subsequent calendar years must be prepared by THE CONFEDERACION, with complete documentation and details, and submitted to ECMC for review and approval no later than September 30th of each year. Once the annual budget has been finalized and approved, ECMC will have no liability to make up any budget deficit in the operation and management of said facilities. In order to maintain accountability, THE CONFEDERACION will provide to ECMC, twice a year, a Profit and Loss Statement of the Veterinary Clinic. The statement will also include a comparison of to the approved annual budget and will be certified by an Officer of THE CONFEDERACION as to it being a true and actual representation of the financial position of the Veterinary Clinic.

TEN:  Administrative  Expenses:  ECMC  will contribute to THE CONFEDERACION each
      ------------------------
year during the term of this contract an amount of $90,000 for their administrative expenses. ECMC will have the right to request supporting documentation for the use of this money anytime it is considered necessary. ECMC will pay these monies in equal monthly instalments.

ELEVEN:   Other  Contributions to Horse Owners: For the duration of the contract
          ------------------------------------
ECMC and THE CONFEDERACION agree to fund on a 50/50 basis the monies necessary to pay:

          A. The premium of the health plan for the Jockeys (medical plan, life insurance and accident insurance) and Trainers (medical plan only). Note: the Jockeys may substitute, on a dollar for dollar basis, the cost of valets in lieu of the cost of the Life Insurance.

          B.  The  State  Insurance  Fund  policy  for  the  Jockeys.

          THE CONFEDERACION and ECMC herein establish as "Base Year Budgets" for item "A" the following amounts $251,000.00 for the jockeys' health plan and $272,000.00 for the trainers' health plan. The future Annual budgets for "A" will be considered maximum budgets and any cost over runs will be the responsibility of the respective Trainers or Jockey Associations.

          The amounts to be paid in "A" will be based upon a jointly (ECMC and CONFEDERACION) approved annual budget. When requested to do so by THE CONFEDERACION, ECMC will remit its 50% share of the amount due in "B" above, directly to THE CONFEDERACION for payment by THE CONFEDERACION. Actual payment for the amounts due, in "A" will only be made upon submittal of actual invoices by the Jockeys Association and Trainers Association. THE CONFEDERACION agrees that its 50% share of all amounts due in ""A" above, will be remitted by ECMC directly to the Jockeys Association or Trainers Association respectively. If requested, ECMC will provide evidence to THE CONFEDERACION that supports actual payments made to the Jockeys Association or Trainers Association. ECMC and/or THE CONFEDERACION will have the right to audit the records of the Jockeys Association and Trainers Association to insure compliance with payment of the Health Insurance Plans by these Associations. ECMC will have the right to request documentation from THE CONFEDERACION to show proof of payment for the State Insurance Fund Policy for the Jockeys.

TWELVE:  CLASICO  DEL  CARIBE  -  HORSE RACING HALL OF FAME - CAMARERO. AWARDS -
         -----------------------------------------------------------------------
OTHER  ACTIVITIES
-----------------

     The cost for the Clasico del Caribe, Racing Hall of Fame, Camarero Awards and other special activities will be borne on a 50 -50 basis by both parties, based upon a jointly prepared and mutually agreed upon annual budget. It is agreed by both parties that the cost to finance the Clasico del Caribe will be borne by both parties in this way, both when Puerto Rico is the host country and when Puerto Rico is a visiting country.

     ECMC and THE CONFEDERACION agree to share these costs in the aforementioned way (50 - 50), after the deduction of any sponsorship income (cash and/or the value of any other form of sponsorship) related to same.

     THE CONFEDERACION and ECMC, as hereinafter detailed, establish the "Base Year Budgets" which will also be used as a level of understanding and guidelines by both parties to establish the future annual budgets for the items and/or events object of this section. The "Base Year Budgets", as detailed in Exhibits B(i), B(ii), B(iii) and B(iv), agreed to by the parties are the following: (i) Clasico del Caribe (Host Country) $500,000.00; (ii) Camarero Awards: $26,000.00;
(iii) Horse Racing Hall of Fame: $32,000.00;(iv) Clasico Del Caribe, (Visiting Country): $60,000.00.

     The Clasico del Caribe, when held outside of Puerto Rico will be simulcasted, and both ECMC and THE CONFEDERACION agree to jointly petition the Racing Board to approve said simulcasting, and to accept wagers for the same in Puerto Rico. This simulcast will include any other special races approved by The Confederacion del Caribe.

THIRTEEN:   Settlement  of Autotote Account: CONFEDERACION and ECMC will jointly
            -------------------------------
desist from the case now pending before the Supreme Court of Puerto Rico regarding the Autotote fees that were deducted from the purse account (Case no. CC-1999-0305). ECMC will comply with the Order of the Racing Board on the SEA HIPICO case (Case No. JH-98-48). El Comandante Management Company will pay THE CONFEDERACION the total of all the monies deducted to the aforementioned institution from April 1st, 1998 to present (without interests). From this date, ECMC will not deduct from the Horse Owners share of the Take any contribution for payment of the Autotote account. Payment of the Autotote fees which amounts to $1,037,403.27 will be made to THE CONFEDERACION on or before July 31, 2000.

FOURTEEN:  Racetrack  and Backstretch Investment: ECMC will invest an additional
--------   -------------------------------------
$3,000,000 in the racetrack including the backstretch and stable area during the period of the contract.

FIFTEEN:  Telephone  Betting:  THE CONFEDERACION and ECMC will together request,
-------   ------------------
from the Racing Board, the approval of Telephone Account Betting. The Telephone Account Betting system is to be established in order to attract new racing fans (women, business people, younger adults) and bettors whom currently will not or cannot go to the Sea-Hipico Agency or attend the race track. It is agreed that the current agency fee received by the Sea-Hipico Agencies will be retained by a separate entity that will own and operate the Telephone Account Betting system. This agency fee to the Telephone Account Betting entity will always be the same as the Sea-Hipico Agency fee.

SIXTEEN:  Tax  Incentives:  THE  CONFEDERACION and ECMC will promote and request
--------  ----------------
from the Central Government, the Legislature, the Racing Administration and the Racing Board, Tax Incentives for the racing industry including but not limited to:

          a.  Investment tax credits for the acquisition of Thoroughbred horses.

          b. Allow the horse owners to charge their losses in the operation of their stables against the income of other business or their personal income.

          c.  Eliminate  the  six  percent  (6%)  excise  tax  to  purses.

          d. Elimination or reduction of the Government share of the "Impresos" service charge. The amount of the reduction received, if any, to be split 50/50 between THE CONFEDERACION and ECMC.

SEVENTEEN:  Illegal  Horse  Betting:  THE  CONFEDERACION  and  ECMC will promote
----------  ------------------------
changes in the Penal Code to establish higher penalties for persons involved in illegal horse betting. ECMC and THE CONFEDERACION will also seek enforcement of such legislation.

EIGHTEEN:  Financing:  ECMC  will  increase,  to  $2,000,000  the  financing for
---------  ----------
eligible  Horse  Owners,  to  buy  imported  and  native  Thoroughbred  horses.

NINETEEN:  Impresos: Effective on the date of the signing of this contract, ECMC
---------  --------
agrees to share with THE CONFEDERACION, on a 50/50, basis the revenue and/or monies received from the "Impresos" service charge. THE CONFEDERACION / Horse Owners further agree that in exchange for these monies THE CONFEDERACION will;

          a) Immediately submit a request to the Racing Board and the Racing Administrator to schedule a minimum of forty (40) live races per race week (or 8 live races per race day) and,

          b) Guarantee to ECMC a minimum of at least eight (8) horses in each race, for a maximum of seven (7) of the eight (8) live races per race day. The guarantee will be subject to Acts of God, such as Hurricanes or horse flu epidemics. The guarantee will not apply when the races are officially cancelled due to acts of God or for any other reason, or when the cause for non-compliance is due to the fault of the Operating Company, or when the races cannot be celebrated because of a labor strike, war or any other justifiable emergency, that impedes the celebration of the races at El Comandante.

          c) To ensure this guarantee, THE CONFEDERACION agrees that for each race over the One (l) race allowed per race day that contains less than eight
(8) horses, ECMC will be permitted to reduce by four hundred dollars ($400.00) the amount of the "Impresos" service charge payable for that day to THE CONFEDERACION/Horse Owners, up to a maximum of $1,200.00 per each racing day. (There will be no deficit carryover from one racing day to the next.) This guarantee will end on June 30, 2004 and at that moment the deductions will cease. Stakes and Handicap races will be exempted from the guarantee.

TWENTY:  Simulcasting:  THE  CONFEDERACION  and  Horse Owners represented by THE
------   -------------
CONFEDERACION will consent to the Simulcasting of races held at El Comandante Racetrack to the jurisdiction accorded to with ECMC, under the following terms and conditions:

          a.  Non-commingled  Simulcast  Races  -  ECMC  will  distribute to THE
              --------------------------------
CONFEDERACION as purses from non-commingled simulcast a minimum of 50% of the simulcast fee negotiated with the receiving jurisdiction. The Racing Industry Standard in the United States for non-commingled simulcast races will be used as the guideline for negotiating the simulcast fee.

          b.  Commingled  Simulcast  Races(related party facilities where Equus,
              ----------------------------
ECMC or any related entity has an ownership interest): ECMC will distribute to THE CONFEDERACION as purses on Commingled Simulcast Races, an amount equal to 50% of the following, minimum simulcast fees, received from the receiving jurisdiction:

     Pick  6  and  Pick  3             8.0%

     Trifecta*,  Quiniela,  Exacta     6.0%

     Win/Place                         3.0%

     *  in  Panama                     8.0%

     c.  Commingled  Simulcast  Races  -  (non-related  party facilities wherein
         -------------------------------
Equus, ECMC or any related entity has no ownership interest): - ECMC will distribute to THE CONFEDERACION as purses from the commingled simulcast races to non-related party facilities a minimum of 50% of the simulcast fee negotiated with the receiving jurisdiction.

     If at a minimum, the above percentages in a, b and/or c above, are adhered to, then THE CONFEDERACION will not withhold its consent to the Simulcasting in question. Both parties know and understand that there are other factors that are of essence to Simulcasting.TWENTY-A: Receiving Simulcast Races From Other
                                 --------   ------------------------------------
Race  Tracks:
-------------

     a) THE CONFEDERACION and ECMC agree that El Comandante Race Track will receive three simulcast races from tracks located in the United States or any other previously accorded jurisdiction, only on official racing days as defined by The Horse Racing Law, its Regulation and the Racing Plan (Plan de Carreras).

     b) The three simulcast races will constitute part of the official race program and will form a part of and be published in the program in accordance with The Horse Racing Law and its Regulation and also in accordance with any disposition applicable in The Racing Plan (Plan de Carreras). The past performances for the horses running in said races should be made available to the public at the same time that the past performances for the local races.

     c) The Tri-Party Committee, as hereinafter defined, will determine the positioning of said three races in the official program but these races will not constitute part of any pick 3 or pick 6 unless previously approved in writing by both parties;

     d) ECMC will pay to THE CONFEDERACION/ Horse Owners, as purses, 50% of the "Take" after the negotiated Host Simulcast Fee (fee received by track where race was actually raced or the Host Track's Agent) has been deducted for the Host Track where the race was actually raced. No satellite cost will be in any way allocated to THE CONFEDERACION/HORSEOWNERS.

     e) ECMC and THE CONFEDERACION will jointly request the approval from the Racing Board to accept simulcasting of Triple Crown events in the United States as well as the Breeders' Cup program.

TWENTY  -  B:  Principles  Applicable  to  All  Simulcastings.
------------   ----------------------------------------------

     (i)  For all kinds of simulcasting, ECMC grants The Confederation the right
          -----------------------------
to audit the Totalisator system (at the sole cost of CONFEDERACION) in order to verify the total amounts wagered, and to verify any other information CONFEDERACION deems necessary and/or pertinent to protect its interests. The audits must be requested in writing during normal business operating hours and may not interfere with daily operations. This audit will be performed by THE CONFEDERACION CPA firm, at its own cost.

     (ii) ECMC will provide any and all detailed breakdown of the bets in any jurisdiction, and any and all detailed information deemed necessary and/or pertinent by CONFEDERACION to determine if the amounts paid to CONFEDERACION by ECMC are correct and in accordance with the corresponding Simulcast Agreement.

     (iii) THE CONFEDERACION will notify, in writing, to ECMC of any suspected violations/errors in simulcasting related to the total amount of reported wagers and/or payments due to THE CONFEDERACION relative to any simulcast agreement. ECMC will then have thirty (30) days from the date of receipt of notification to explain and/or correct any violation and/or errors. In the case of an actual violation of the simulcasting contract which is not corrected within the thirty
(30) days grace period, then THE CONFEDERACION will have the right to withdraw its approval to the actual simulcast contract in question, and ECMC agrees not to contend in any way THE CONFEDERACION'S withdrawal of approval, including but not limited to, actions before The Junta Hippie and State and Federal Courts of all levels.

     (iv) Each Simulcasting agreement will be separate from this contract and will contain a commencement and termination date, and a copy of the Contract between ECMC and the receiving or transmitting entity will be immediately delivered to THE CONFEDERACION.

     (v) Every Simulcasting Agreement will have a duration term of one (1) year and both parties now and here agree to perform said contracts for their entire period, unless both parties agree to an earlier termination.

     (vi) Each simulcasting agreement will be renewed automatically for similar one (1) year terms. For each individual contract, THE CONFEDERACION will have the right to inform and notify ECMC, in writing, its intention to withdraw its approval to the contract in question for just cause. Said notice should be given to ECMC in writing at least 180 before the termination of the simulcast contract in question.

     (vii) All simulcast fees will be calculated based on the total actual amount wagered (less voids, refunds and/or cancellations) in each receiving jurisdiction on races simulcasted from Puerto Rico including, but not limited to, the cost of service of the "impresos" and the "impresos" themselves, where ECMC or a related party is the recipient in whole or in part of said services or costs. When applicable, the calculations will be based on the daily currency exchange rate based on U.S. dollars according to the local Governmental Bank or Authority.

     (viii) ECMC agrees that it will cover all the expenses, including the use of any and all satellites, for the simulcasting of races in/out of Puerto Rico. No satellite cost will be in any way allocated to THE CONFEDERACION and/or Horse Owners.

     (ix) When commingled simulcast wagering and non-commingled simulcast wagering are conducted on Puerto Rico races at the same facility and at the same time, then the wagering format for the non-commingled simulcast wagers shall not be identical to the wagering format of the commingled simulcast wagers.

TWENTY  ONE: Creation of Syndicates: THE CONFEDERACION will support the creation
-----------  ----------------------
of syndicates to buy imported and native Thoroughbred horses. ECMC and THE CONFEDERACION will request from the Racing Administrator to license the syndicate as long as the General Manager of the syndicate fulfils all the requirements to be licensed and there are no adverse reports on the integrity of all the other syndicate members.

TWENTY  TWO:  Twilight  Racing: THE CONFEDERACION and ECMC together will request
-----------   -----------------
from  the  Racing  Administrator changes in post times to allow for at least one
(1) race day per week of twilight racing at El Comandante. The first race on a twilight race day will start between 4:00 P. M. and 6:00 P. M.

TWENTY  THREE:  Daily Racing Program: The Racing program at El Comandante is the
-------------   --------------------
basis for attracting and keeping fans. The fundamental objective of a race is to have as many horses of equal ability in each race. Therefore, the Racing Plan, Daily Racing Program and Condition Book should be prepared and approved by a tri-party committee composed by horsemen, the track management, and the racing administration office, with the primary objective of meeting the public's expectations. If the Racing Commission and/or Racing Administrator does not set up the aforementioned tri-party committee for scheduling and planning races (Conditions Book, Daily Racing Program, Racing Plan), THE CONFEDERACION/Horse Owners will support El Comandante in a petition to the Legislature for the development of a law which implements the tri-party approach for the development of the Racing Plan and Daily Racing Program.

TWENTY FOUR: Entertainment Center: THE CONFEDERACION will endorse ECMC's actions
-----------  --------------------
to transform the El Comandante site into an entertainment center, including but not limited to the approval of other types of gaming in the premises, such as, slots machines, bingo and/or Keno. If slot machines are approved for the Operating Company at the race track and the slot machine operation is operated by the Operating Company, then fifteen percent (15%) or the Racing Industry

Standard percentage, whichever is greater, of the "Gross Gaming Win" (total wagers less payback to winners and net of any government taxes on Win), or 50% of the commissions received by the Operating Company from a third party operator of said slot operations, will be distributed as purses to the Horse Owners. The balance of the "Gross Gaming Win" will be retained by the Operating Company (if slot machine operations are operated by the Operating Company) for the cost of the capital investment and the ongoing operating costs of the slot operations.

     THE CONFEDERACION agrees to approach positively any governmental agencies to support the establishment of an entertainment center at the El Comandante premises.

TWENTY  FIVE:  Auditing:  ECMC  will  permit  the  Accountant or CPA Firm of THE
------------   ---------
CONFEDERACION to review/audit any and all documents related directly to the amount of wagering, "Take" and their methods of calculation. The request to conduct such review / audit must be made at least fifteen (15) days in advance, be in writing, explain the purpose and / or intent of such review / audit, be conducted during normal business days and during normal hours of operation, state specifically the period in time ( the specific race days) and be for the current and / or most recent calendar year completed. Any such audits / reviews will be conducted at the premises and in the offices of El Comandante and in such a manner so as not to interfere with day-to-day operations. ECMC will cooperate with providing copies of any/all directly related documentation.
Originals  will  not  be  permitted  to  be  removed  from  the  premises.

TWENTY  SIX:  Incomplete  Racing  Programs:  If  for any reason less than a full
-----------   ----------------------------
racing program shall be run during any scheduled racing day, only the purse scheduled for each race which shall actually have been run shall be paid; and the purse for each race or races not actually run on such day shall be paid when such race or races (or substitute races thereof) are run on another race day, either as added races or as part of a separate race day; and when such suspended race or races (or race or races substituted) are so held, then the originally scheduled racing day shall be deemed to have been completed for the purposes of this contract.

TWENTY  SEVEN:  Stalls  and  Barns
-------------   ------------------

     (a) The occupancy of all stalls at "El Comandante", including the allotment, re-allotment, and use thereof, shall be controlled exclusively by ECMC under such rules as it may promulgate from time to time in its own exclusive discretion. ECMC agrees that in the event of a controversy with respect to allotment of any such stalls, no decision with respect thereto will be implemented by it without providing THE CONFEDERACION with prior notification concerning the same.

     (b) Any changes, additions, or improvements in the stalls hereof shall be made only with the written consent of ECMC and at the cost and expense of the horse owners occupying the same. It is acknowledged that the stalls and all improvements made or to be made thereto by anyone whatsoever are and shall be the property of ECMC.

     (c) All stalls at "El Comandante" and the interior of the barns shall be maintained by the horse owners and/or the person to whom it was assigned occupying the same in good and sanitary conditions at their cost and expense, except structural or major repairs whose cost shall be borne by ECMC, (unless made necessary by the fault or negligence of the horse owner), and every horse owner shall be responsible for the facilities contained in the barn area occupied by him.

TWENTY  EIGHT:  Racing  Strips:  ECMC shall continue to maintain the main racing
-------------   --------------
strip as well as the training track at "El Comandante" in the best possible condition.

     At least every two (2) years the parties will contract a track expert to evaluate and make recommendations concerning the conditions of the track, if any. The parties will agree on the course of action to be taken and El Comandante will correct any deficiencies, if any, at its own cost. The fees for the expert will be paid by both parties on a 50-50 basis.

TWENTY NINE: Office Space:  Office space presently utilized by THE CONFEDERACION
-----------  -------------
in the barn area at "El Comandante" shall continue to be made available, free of charge, during the term of this Contract. All interior partitions, furnishings, and all interior care and maintenance and the telephones shall be provided by THE CONFEDERACION at its cost and expense. Plumbing and electrical lines, toilet facilities, air conditioning, water and electric power shall continue to be provided by ECMC, free of cost to CONFEDERACION.

THIRTY:   HORSE  POOL  AND  AMBULANCE:  It  is  further  agreed  that ECMC shall
-------   ----------------------------
provide a horse pool and maintenance thereof; and will also provide a horse ambulance for use in case of injury to any horse.

THIRTY  ONE:  Owner's  Room:  ECMC shall continue to make available a room at El
------------  -------------
Comandante for the private use of the horse owners, which room shall be kept by THE CONFEDERACION in proper condition. Furnishing for said room shall be provided by THE CONFEDERACION, at its cost and expense, except T.V. monitor, internal telephone service, betting machine and security guard that shall be provided by ECMC to CONFEDERACION free of any charge.

THIRTY  TWO:  Additional  Consideration:  THE  CONFEDERACION  pledges  its  full
-----------   -------------------------
cooperation for itself and all of its members, and each of the individual horse owners who are or who may become parties to this contract, to assure adequate runners both as to number and quality in each race held at El Comandante".

THIRTY THREE:  Non-Discrimination Policy: THE CONFEDERACION expressly represents
------------   -------------------------
and agrees that all horse owners presently or hereafter licensed as such by appropriate governmental authority are and shall be eligible to be and to remain members in good standing of THE CONFEDERACION without discrimination by THE CONFEDERACION as between any such horse owners similarly situated; and that no discrimination of any kind will be exercised, practised, or directed by THE CONFEDERACION against any horse owner with respect to his or its present or future membership in THE CONFEDERACION.

THIRTY FOUR:  Agreement not to Stop Races: THE CONFEDERACION each and all of its
-----------   ---------------------------
members, jointly and severally, undertake and agree that neither THE CONFEDERACION nor any of its members will hereafter engage in, participate in, instigate, encourage, or tolerate any stoppage or interruption of racing, or business or activities of ECMC, for any cause or reason whatsoever, directly or indirectly, during the term of this Contract.

THIRTY  FIVE:  Authority to Execute Contract:  THE CONFEDERACION represents that
------------   -----------------------------
it is executing and delivering this Contract on behalf of itself and each of its members pursuant to authority duly granted by its Board of Directors and its members. ECMC represents that it is executing and delivering this Contract pursuant to authority duly granted by its Board of Directors and/or partners as may be the case.

THIRTY  SIX:  If  any  clause  in  this contract is declared or becomes invalid,
------------
null or unconstitutional for any reason, all the other clauses will remain in full force and be binding upon the parties.

THIRTY SEVEN:  Jurisdiction: ECMC and THE CONFEDERACION recognize and agree that
------------   ------------
their relationship and the terms of this contract are subject to the Interstate Horse Racing Act, specifically in matters related to simulcasting. It is also understood that they are subject to all other applicable Federal and/or State laws and regulations, and specifically subject to the Horse Racing Act (Ley Hipica) and its regulations.

THIRTY  EIGHT:  This  contract  and the provisions thereof shall be binding upon
-------------
and shall inure to the benefit of ECMC, its successors and assigns; and shall be binding upon and inure to the benefit of THE CONFEDERACION, its successors and assigns and each and all of its members and each of their respective heirs, successors and assigns.

     Upon the termination of this contract, if a new contract has not been agreed to and duly executed by the parties, then this contract will continue to be in full force and be binding to ECMC and THE CONFEDERACION until a new contract is negotiated, agreed to and executed.

     The failure of either party hereto to insist on strict compliance with any provision hereof by the other party, shall not be construed as a waiver of such provision.

     This contract may not be amended or modified, except by an instrument agreed to by both parties in writing. However, no further change in the economic provisions of this Contract or in any of the other provisions hereof will be sought or requested by THE CONFEDERACION or its members during the term of this Contract, to the end that the assurance and stability so essential for the effective operation of ECMC and so vital to the continuity and growth of the racing sport and the racing industry in Puerto Rico may be protected and promoted.

     THIRTY  NINE:  ARBITRATION.  Any  controversy, dispute or claim arising out
     -------------  -----------
of or relating to this Agreement, or the breach thereof, except those that are of the Jurisdiction of the Racing Board or Racing Administration shall be settled by arbitration in the City of San Juan, Puerto Rico, in accordance with the Commercial Rules of the American Arbitration Association (AAA), and judgment upon the award may be entered in any court having jurisdiction thereof. The "AAA" will not manage or administrate the proceedings.

     If the parties hereto are unable, after good faith negotiations, which each hereby covenants to undertake, to resolve any dispute in respect to this Agreement, any party may commence arbitration by sending a written demand for arbitration to the other party. Such demand shall set forth with particularity and supporting detail or documentation the dispute or matter to be resolved by arbitration.

     There shall be one arbitrator. If the parties shall fail to select a mutually acceptable arbitrator within fourteen (14) days after the demand for arbitration is mailed, the single arbitrator shall be appointed as in accordance with the rules of the American Arbitration Association, pursuant to the usual procedure of said Association in such cases. The fee payable to the arbitrator shall be based upon the time spent and the complexity of the matter in arbitration and shall be paid one half ( ) by each party hereto.

     Arbitration shall take place in San Juan, Puerto Rico, unless the parties otherwise agree. In arriving at his decision, the arbitrator shall restrict himself to the express language of this Agreement. Within fourteen (14) days after the arbitrator is appointed, or as soon thereafter as shall be reasonably possible and if necessary, a hearing with respect to the dispute or matter to be resolved shall be conducted by the arbitrator. Each party may make written submissions to the arbitrator as each party may deem appropriate, with copies to the other party and a reasonable procedure for rebuttal, subject to the fourteen
(14) day limit. As soon as reasonably possible, but not later than fourteen (14) days after the hearing is completed, the arbitrator shall arrive at a final decision, which shall be reduced to writing, signed by the arbitrator and mailed to each of the parties.

     All decisions of the arbitrator shall be final, binding and conclusive on all parties, and shall constitute the only method of resolving disputes or matters subject to arbitration pursuant to this Agreement, and judgment may be entered upon such decision in accordance with applicable law in any court having jurisdiction thereof.

     This arbitration clause should not be interpreted to deprive the Racing Board and/or the Racing Administrator of their jurisdiction.

FORTY:   NOTICES.  All  notices,  certificates,  requests,  consents,  demands,
------   -------
directions, agreements or other instruments or communications between THE CONFEDERACION and ECMC required to be given hereunder shall be given in writing given by (i) first class mail, registered or certified, return receipt requested, or (ii) private courier service, next day delivery, or (iii) telefax or other similar form of rapid transmission, or (iv) personally delivered to the receiving party of, if not an individual, to an officer of the receiving party. All such communications shall be mailed, sent or delivered addressed as follows:

     If  to  ECMC:            El Comandante Management Company
                              PO Box 1675
                              Route 3, Km. 15.3

Convenes,  PR  00729

                              Attention:  Mr. Gerald Wiemann
                                          President & COO
                              Telephone:  787/641-6060
                              Telefax:    787/876-5170

  If to THE CONFEDERACION:    Confederacion Hipica de
                              Puerto Rico, Inc.
                              PO Box 4460
                              Carolina, PR 00984

                              Attention:  President
                              Telephone:  787/876-3944
                              Telefax:    787-256-5700

FORTY  ONE:  AGREEMENT  SUPERSEDES  PRIOR AGREEMENTS.  This Agreement supersedes
----------   ----------------------------------------
any other prior agreements or understandings, written or oral, between the parties with respect to the subject matter hereof.

FORTY  TWO:  The approval on or before June 30, 2000 of P. of the S. 2587, P. de
-----------
la C. 3488 and/or any other similar legislation that affects the "Take" will invalidate this Agreement.

FORTY  THREE:  The present contract has been signed on the date herein stated by
------------
CONFEDERACION HIPICA DE PUERTO RICO, INC., EL COMANDANTE MANAGEMENT COMPANY, LLC, HOUSING DEVELOPMENT ASSOCIATES, S. E., EQUUS ENTERTAINMENT CORPORATION and INTERSTATE BUSINESS CORPORATION. Nevertheless, this contract as well as all transactions (the "Other Transactions") contemplated thereby or resulting as a consequence thereof (including but not limited to, motions to desist in the following cases: Civil No. KLRA 9900625 before the Commonwealth of Puerto Rico's Appeals Court, Region 1, San Juan, and Civil No. FDP-2000-0036 (402) before the Superior Court of Carolina, Commonwealth of Puerto Rico; and all releases, stipulations, etc., relative thereto) will never become valid, executable or oblige the parties in any way unless ratified and/or approved by a General Assembly of the members of CONFEDERACION HIPICA DE PUERTO RICO, INC. If the contract as herein signed is not approved by a General Assembly of the CONFEDERACION, it and the Other Transactions will be considered to have never existed and must be considered not to have been executed by the parties.

IN TESTIMONY WHEREOF, the parties affix their signature at Convenes, Puerto Rico, the day and year first above written.

CONFEDERACION HIPICA                   EQUUS ENTERTAINMENT
DE PUERTO RICO, INC.                   CORPORATION


_____________________________          _____________________________

  RUBEN VALDES                         RICHARD C. VOORIES
    PRESIDENT                            VICE PRESIDENT/DIRECTOR
                                            OF OPERATIONS

                            EL COMANDANTE MANAGEMENT

                                  COMPANY, LLC



                          _____________________________

                                 GERALD WIEMANN





INTERSTATE  BUSINESS                   HOUSING  DEVELOPMENT
CORPORATION                            ASSOCIATES,  S.  E.





_____________________________          _____________________________

                                       RICHARD C. VOORIES
                                         VICE PRESIDENT/DIRECTOR
                                           OF OPERATIONS



AFFIDAVIT  NO.  _________



     Sworn  and  subscribed  to  before  me  by:

1. Rub n Valdez, of legal age, married, resident of Guaynabo, Puerto Rico, as President of Confederacion H pica de Puerto Rico, Inc.

2. Richard C. Voories, of legal age, married, resident of the State of Florida, on behalf of Equus Entertainment Corporation, who has been duly authorized by the partnership to appear in this act and execute this contract.

3. Gerald Wiemann, of legal age, married, resident of the State of Pennsylvania, as President of El Comandante Management Company, LLC.

4. Richard C. Voories, of legal age, married, resident of the State of Florida, on behalf of Interstate Business Corporation, who has been duly authorized by the Board of Directors of the corporation to appear in this act and execute this contract.

5. Richard C. Voories, of legal age, married, resident of Florida, on behalf of Housing Development Associates, S. E., who has been duly authorized by the partnership to appear in this act and execute this contract.

Of the personal circumstances herein expressed, all of whom are personally known to me.

     In  San  Juan,  Puerto  Rico,  on  July  14,  2000.



                              ___________________________________

                                        NOTARY  PUBLIC


                                   EXHIBIT  A
                                BASE YEAR BUDGET
                                ----------------
                        FOR:  VETERINARY CLINIC EXPENSES



DESCRIPTION                                           AMOUNT ($)
----------------------------------------------------  -----------
Salaries: For 2 Veterinarians. . . . . . . . . . . .  $   177,538
  FICA . . . . . . . . . . . . . . . . . . . . . . .       13,582
  Disability . . . . . . . . . . . . . . . . . . . .        1,050
  State Unemployment . . . . . . . . . . . . . . . .        1,350
  Federal Unemployment . . . . . . . . . . . . . . .        1,420
  Vacation Expense . . . . . . . . . . . . . . . . .       11,096
  Sick Leave Expense . . . . . . . . . . . . . . . .        4,251
  X-Mas Bonus. . . . . . . . . . . . . . . . . . . .       14,795
  Medical Plan . . . . . . . . . . . . . . . . . . .        8,767
Professional Services - Other Veterinarians. . . . .        9,135
Insurance Expense - Liability, Malpractice, Property       28,437
Repairs and Maintenance. . . . . . . . . . . . . . .        2,801
Rental of Equipment. . . . . . . . . . . . . . . . .        1,403
Telephone. . . . . . . . . . . . . . . . . . . . . .        2,500
Interest Expense - Equipment Leasing . . . . . . . .        4,300
Administrative Expenses - Office Supplies/Employees.       60,000
Other Clinic Uses. . . . . . . . . . . . . . . . . .       12,509
Salaries - Lab Technicians . . . . . . . . . . . . .       23,328
  FICA . . . . . . . . . . . . . . . . . . . . . . .        2,052
  State Unemployment . . . . . . . . . . . . . . . .          159
  Federal Unemployment . . . . . . . . . . . . . . .           64
  Vacations. . . . . . . . . . . . . . . . . . . . .        1,750
  X-Mas Bonus. . . . . . . . . . . . . . . . . . . .        1,886
  Medical Plan . . . . . . . . . . . . . . . . . . .          442
Equipment Leasing/Rental . . . . . . . . . . . . . .       40,020
Lab References . . . . . . . . . . . . . . . . . . .        7,500
Lab Supplies . . . . . . . . . . . . . . . . . . . .        8,488
Seminars - Lab Technicians . . . . . . . . . . . . .          700
Vaccinations . . . . . . . . . . . . . . . . . . . .        9,027
All Other Items/Contingency. . . . . . . . . . . . .        6,806
                                                      -----------

        Total Base Year Budget Expenses. . . . . . .  $   457,156
                                                      ===========


NOTE: This is only the Expense Budget and does not include any offset from sponsorships and/or funding by third parties that may be received. Directly related sponsorships and/or any directly related funding by third parties would be used to offset these expenditures.

                                  EXHIBIT  B(I)
                                  -------------
                                BASE YEAR BUDGET
                                ----------------
                             FOR: CLASICO DEL CARIBE
                             -----------------------
                           (WHEN HELD IN PUERTO RICO)



DESCRIPTION                             AMOUNT ($)
--------------------------------------  -----------
Logos, paper and envelopes . . . . . .  $     1,500
Poster . . . . . . . . . . . . . . . .        1,000
Coordinator. . . . . . . . . . . . . .        6,000
Pennants . . . . . . . . . . . . . . .          400
Gifts (ladies, delegates). . . . . . .        1,700
Press Conference . . . . . . . . . . .        3,000
Autos/Buses. . . . . . . . . . . . . .        5,700
Trophies . . . . . . . . . . . . . . .        2,500
Saddle Clothing. . . . . . . . . . . .          850
ID Labor . . . . . . . . . . . . . . .          500
Invitations. . . . . . . . . . . . . .          500
Stewards/Jockey Club/Hotel . . . . . .        4,200
Laboratory . . . . . . . . . . . . . .        1,700
Banner . . . . . . . . . . . . . . . .          300
Horse Feed . . . . . . . . . . . . . .        2,500
Meals/Grooms . . . . . . . . . . . . .        4,000
Bed/Grooms . . . . . . . . . . . . . .        4,000
Tickets. . . . . . . . . . . . . . . .          200
Uniform/Pony Boys. . . . . . . . . . .          120
Security . . . . . . . . . . . . . . .          300
Translators. . . . . . . . . . . . . .        1,500
Master of Ceremony . . . . . . . . . .          500
Music. . . . . . . . . . . . . . . . .        2,000
Radio Calls (communication). . . . . .          200
Ladies Tour. . . . . . . . . . . . . .          600
Meals Delegates - Race Track . . . . .       12,000
Assembly . . . . . . . . . . . . . . .        3,000
Night Activity (Fri.-Sat.) . . . . . .        5,000
Closing Ceremony . . . . . . . . . . .        1,500
Quarantine/doctors . . . . . . . . . .       17,730
Classic Purses . . . . . . . . . . . .      330,000
All Other Items/Contingency. . . . . .       85,000
                                        -----------

      Total Base Year Budget Expenses.  $   500,000
                                        ===========

                                 EXHIBIT  B(II)
                                 --------------
                                BASE YEAR BUDGET
                                ----------------
                        FOR:  "CAMARERO AWARDS EXPENSES"
                        --------------------------------



DESCRIPTION                            AMOUNT ($)
-------------------------------------  -----------
Local Facility Rent . . . . . . . . .  $    10,192
Dinner - Selection of Valuables . . .          754
Television/Video. . . . . . . . . . .        8,000
Photographer. . . . . . . . . . . . .          275
Flower Arrangements . . . . . . . . .          385
Invitations . . . . . . . . . . . . .          250
Master of Ceremony. . . . . . . . . .          250
Sound Equipment . . . . . . . . . . .          300
Personnel for Handing Out Prizes. . .          100
Trophies. . . . . . . . . . . . . . .        4,725
All Other Items . . . . . . . . . . .          769
                                       -----------

      Total Base Year Budget Expenses  $    26,000
                                       ===========

NOTE: This is only the Expense Budget and does not include any offset from sponsorships and/or funding by third parties that may be received. Directly related sponsorships and/or any directly related funding by third parties would be used to offset these expenditures.

                                 EXHIBIT  B(III)
                                 ---------------
                                BASE YEAR BUDGET
                                ----------------
                   FOR:  "HORSE RACING HALL OF FAME EXPENSES"
                   ------------------------------------------




DESCRIPTION                            AMOUNT ($)
-------------------------------------  -----------
Organization of Activity. . . . . . .  $    17,640
Trophies. . . . . . . . . . . . . . .        4,622
Visual Segments . . . . . . . . . . .        7,500
TV Promotion. . . . . . . . . . . . .          500
All Other Items/Contingency . . . . .        2,238
                                       -----------

      Total Base Year Budget Expenses  $    32,000
                                       ===========


NOTE: This is only the Expense Budget and does not include any offset from sponsorships and/or funding by third parties that may be received. Directly related sponsorships and/or any directly related funding by third parties would be used to offset these expenditures.

                                 EXHIBIT  B(IV)
                                 --------------
                                BASE YEAR BUDGET
                                ----------------
                           FOR:  "CLASICO DEL CARIBE"
                           --------------------------
                  (WHEN RACES ARE HELD OUTSIDE OF PUERTO RICO)


DESCRIPTION     AMOUNT  ($)
-----------     -----------



Cost to cover airfare, meals and hotel expenses of all delegates from Puerto Rico, including the Confederacion Representative, Track Management Representative, Racing Board, Racing Administrator, Horse Owner of Puerto Rico Horse running in race(s) and their spouses.

Cost  of  Groom  to  attend  to  Horse

Cost  to  Ship  Horse  from/to  Puerto  Rico

Cost  to  Quarantine  Horse  from  Puerto  Rico


                              Total  All  Costs               $60,000
                                                              =======

                                    EXHIBIT C
                                    ---------
                           VETERINARY CLINIC EQUIPMENT
                           ---------------------------
                          PURCHASED FOR THE REMODELING
                          ----------------------------



                              DESCRIPTION   DATE PURCHASED   AMOUNT ($)
                              ------------  ---------------  ----------

Vault. . . . . . . . . . . .      08-20-97  $        209.00
Ultrasound Machine . . . . .      09-03-97        40,500.00
Arthroscopy Machine. . . . .      09-03-97        14,497.25
Electric Car . . . . . . . .      09-25-97         3,000.00
Fluoroscopy Machine. . . . .      10-14-97        43,500.00
X-Rays Cassette. . . . . . .      10-31-97         3,727.52
Refrigerator . . . . . . . .      10-31-97           584.98
Washing Machine. . . . . . .      10-31-97           515.98
Dryer. . . . . . . . . . . .      10-31-97           465.98
Coagulation Analyzer . . . .      10-31-97         1,980.00
Ultrasonic Cleaner . . . . .      10-31-97         1,795.00
Padding Operations Table . .      10-31-97           862.80
Driller and Orthopedic Parts      11-21-97        12,263.95
Battery Ultrasound Equipment      11-21-97         1,169.00
Analyzer System and Stat . .      11-25-97         5,295.00
Printer for Laboratory . . .      07-18-98           319.00
Monitor Operating Room . . .      04-09-98         1,958.31
Battery Laboratory Machine .      09-22-98         1,850.00
                                            ---------------

            TOTAL: . . . . .                   $ 134,493.77
                                               ============




ITEMS  2-  6  NONE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           /s/ Equus Gaming Company L.P.
                                           -------------------------------------
                                           (Registrant)


                                           By:  Equus Management Company
                                           Managing General Partner





September 20, 2000                         /s/  Thomas Wilson
-----------------------------------------  Co-Chairman, President,
                                           Chief Executive Officer and Director



September 20, 2000                         /s/ Hernan G. Welch
-----------------------------------------  Executive Vice President and
                                           Chief Financial Officer