Form 10-Q
period 2000-09-30
EQUUS GAMING CO LP
filed 2000-11-14
CIK 928423

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

         /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER 30,  2000,  OR

        / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM  __________TO___________

                        Commission file number 000-25306

                            EQUUS GAMING COMPANY L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Virginia                               54-1719877
--------------------------------------------------------------------------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.)

                             650 Munoz Rivera Avenue
                            Doral Building, 7th Floor
                               Hato Rey, PR  00918
              ----------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

                                 (787) 753-0676
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ----------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

                                                          PAGE
                                                         NUMBER

PART  I  -  FINANCIAL  INFORMATION


Item 1. Consolidated  Financial  Statements

        Consolidated Statements of Operations for the Nine Months and Three
        Months  ended  September  30,  2000  and  1999 (Unaudited)             3

        Consolidated Statements of Comprehensive Income (Loss) for the
        Nine  months  and  Three  Months  Ended
        September  30,  2000  and  1999  (Unaudited)                           5

        Consolidated Balance Sheets at September 30, 2000 (Unaudited)
        and  December 31,  1999  (Audited)                                     6

        Consolidated Statement of Changes in Partners' Deficit for the
        Nine  Months  Ended  September  30,  2000  (Unaudited)                 8

        Consolidated  Statements  of  Cash  Flows  for  the  Nine
        Months  Ended  September  30,  2000  and  1999 (Unaudited)             9

        Notes  to  Consolidated  Financial  Statements                        11

Item 2. Management's Discussion and Analysis of Financial Condition
        and  Results of  Operations
        Results  of  Operations                                               20

        Liquidity  and  Capital  Resources                                    24


PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings                                                  28
Item  2.  Material Modifications of Rights of Registrant's Securities         28
Item  3.  Default  upon  Senior  Securities                                   28
Item  4.  Submission  of  Matters  to  a  Vote  of  Security Holders          28
Item  5.  Other  Information                                                  28
Item  6.  Exhibits  and  Reports  on  Form  8-K                               28

Signatures                                                                    29

                            EQUUS GAMING COMPANY L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                   (UNAUDITED)

                                                      2000          1999
                                                  ------------  ------------
 REVENUES:
   Commissions on wagering                        $47,905,671   $49,594,091
   Net revenues from lottery services                 170,348       451,529
   Other revenues                                   2,630,702     2,889,234
   Gain on sale of assets                             179,500             -
                                                  ------------  ------------
                                                   50,886,221    52,934,854
                                                  ------------  ------------
 EXPENSES:
   Payments to horseowners                         23,156,398    24,366,335
   Salaries, wages and employee benefits            7,865,441     8,407,488
   Operating expenses                               8,318,209     6,296,327
   General and administrative                       3,164,131     2,660,922
   Marketing, television and satellite costs        4,101,756     3,208,836
   Financial expenses                               7,407,210     6,302,269
   Depreciation and amortization                    2,819,239     2,705,121
                                                  ------------  ------------
                                                   56,832,384    53,947,298
                                                  ------------  ------------

 (LOSSES) EARNINGS BEFORE INCOME TAXES, MINORITY   (5,946,163)   (1,012,444)
 INTEREST AND EXTRAORDINARY ITEMS
 PROVISION FOR INCOME TAXES                           243,933        53,872
                                                  ------------  ------------


 (LOSSES) EARNINGS BEFORE MINORITY INTEREST AND    (6,190,096)   (1,066,316)
 EXTRAORDINARY ITEMS

 MINORITY INTEREST IN (LOSSES) EARNINGS              (377,142)     (705,701)
                                                  ------------  ------------


 (LOSSES) EARNINGS BEFORE EXTRAORDINARY ITEMS      (5,812,954)     (360,615)
 EXTRAORDINARY ITEM - DISCOUNT ON EARLY
   REDEMPTION OF FIRST MORTGAGE NOTES                       -        22,680
                                                  ------------  ------------

NET (LOSSES) EARNINGS                             $(5,812,954)  $  (337,935)
                                                  ============  ============

 ALLOCATION OF NET (LOSSES) EARNINGS:
   General partners                               $   (58,130)  $    (3,379)
   Limited partners                                (5,754,824)     (334,556)
                                                  ------------  ------------
                                                  $(5,812,954)  $  (337,935)
                                                  ------------  ------------
 BASIC AND DILUTED PER UNIT AMOUNTS:              $     (0.69)  $     (0.04)
                                                  ============  ============
 WEIGHTED AVERAGE UNITS OUTSTANDING                 8,364,824     7,579,290
                                                  ============  ============

The accompanying notes are an integral part of these consolidated statements

                            EQUUS GAMING COMPANY L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                   (UNAUDITED)

                                                      2000          1999
                                                  ------------  ------------
 REVENUES:
   Commissions on wagering                        $15,477,239   $16,239,090
   Net revenues from lottery services                       -       185,991
   Other revenues                                     971,273       832,970
                                                  ------------  ------------
                                                   16,448,512    17,258,051
                                                  ------------  ------------
 EXPENSES:
   Payments to horseowners                          7,524,048     7,940,482
   Salaries, wages and employee benefits            2,855,351     2,933,588
   Operating expenses                               3,183,685     2,342,932
   General and administrative                       1,013,022       886,263
   Marketing, television and satellite costs        1,601,652       996,338
   Financial expenses                               2,505,038     2,154,667
   Depreciation and amortization                      903,551       982,834
                                                  ------------  ------------
                                                   19,586,347    18,237,104
                                                  ------------  ------------

 (LOSSES) EARNINGS BEFORE INCOME TAXES, MINORITY   (3,137,835)     (979,053)
 INTEREST AND EXTRAORDINARY ITEMS
 PROVISION (BENEFIT) FOR INCOME TAXES                  45,862      (276,042)
                                                  ------------  ------------


 (LOSSES) EARNINGS BEFORE MINORITY INTEREST AND    (3,183,697)     (703,011)
 EXTRAORDINARY ITEMS

 MINORITY INTEREST IN (LOSSES) EARNINGS              (183,692)     (274,996)
                                                  ------------  ------------


NET (LOSSES) EARNINGS                             $(3,000,005)  $  (428,015)
                                                  ============  ============

 ALLOCATION OF NET (LOSSES) EARNINGS:
   General partners                               $   (30,000)  $    (4,280)
   Limited partners                                (2,970,005)     (423,735)
                                                  ------------  ------------
                                                  $(3,000,005)  $  (428,015)
                                                  ------------  ------------
 BASIC AND DILUTED PER UNIT AMOUNTS:              $     (0.36)  $     (0.05)
                                                  ============  ============
 WEIGHTED AVERAGE UNITS OUTSTANDING                 8,364,824     8,439,824
                                                  ============  ============

The accompanying notes are an integral part of these consolidated statements

                            EQUUS GAMING COMPANY L.P.
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30,

                                   (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                              2000          1999
                                          ------------  ------------
 NET (LOSSES) EARNINGS                    $(5,812,954)  $  (337,935)

 OTHER COMPREHENSIVE (LOSSES) INCOME:

  Currency translation adjustments            252,814      (736,253)
                                          ------------  ------------
COMPREHENSIVE (LOSSES) INCOME             $(5,560,140)  $(1,074,188)
                                          ------------  ------------


FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                 2000          1999
                                          ------------  ------------

 NET (LOSSES) EARNINGS                    $(3,000,005)  $  (428,015)

 OTHER COMPREHENSIVE (LOSSES) INCOME:

  Currency translation adjustments             31,743      (867,014)
                                          ------------  ------------
COMPREHENSIVE (LOSSES) INCOME             $(2,968,262)  $(1,295,029)
                                          ------------  ------------

The accompanying notes are an integral part of these consolidated statements

                    EQUUS GAMING COMPANY L.P.
                   CONSOLIDATED BALANCE SHEETS

                            ASSETS


                               SEPTEMBER 30,    DECEMBER  31,
                                   2000             1999
                              ---------------  ---------------
                                (UNAUDITED)        (AUDITED)
CASH AND CASH EQUIVALENTS:
  Unrestricted                $      177,309   $    1,888,995
  Restricted                         414,575          418,938
                              ---------------  ---------------
                                     591,884        2,307,933
                              ---------------  ---------------

PROPERTY AND EQUIPMENT:
  Land                             7,686,417        7,786,980
  Building and improvements       57,067,422       56,512,072
  Equipment                       16,029,856       13,967,887
                              ---------------  ---------------
                                  80,783,695       78,266,939
  Accumulated depreciation       (21,019,088)     (18,409,886)
                              ---------------  ---------------
                                  59,764,607       59,857,053
                              ---------------  ---------------

DEFERRED COSTS, NET:
  Financing                        2,150,041        2,510,487
  Costs of Panama contract         1,897,500        1,980,000
  Other                              608,500          501,505
                              ---------------  ---------------
                                   4,656,041        4,991,992
                              ---------------  ---------------

OTHER ASSETS:
  Accounts receivable, net         2,555,796        1,577,634
  Notes receivable                 2,616,471        1,506,599
  Other assets                     1,499,365          701,362
                              ---------------  ---------------
                                   6,671,632        3,785,595
                              ---------------  ---------------

                              $   71,684,164   $   70,942,573
                              ===============  ===============

The accompanying notes are an integral part of these consolidated statements

                                 EQUUS GAMING COMPANY L.P.
                                CONSOLIDATED BALANCE SHEETS

                                        (continued)

                             LIABILITIES AND PARTNERS' DEFICIT


                                                         SEPTEMBER 30    DECEMBER 31
                                                             2000           1999
                                                        --------------  -------------
                                                          (UNAUDITED)     (AUDITED)
  FIRST MORTGAGE NOTES:
    Principal, net of note discount of
      $675,905 and $885,446                             $  53,778,095   $ 53,568,554
    Accrued interest                                        1,865,486        265,900
                                                        --------------  -------------
                                                           55,643,581     53,834,454
                                                        --------------  -------------

  OTHER LIABILITIES:
    Accounts payable and accrued liabilities               18,223,167     11,660,824
    Outstanding winning tickets and refunds                 1,064,882      1,130,389
    Notes payable                                           5,379,625      6,226,082
    Bonds payable                                           4,000,000      4,000,000
    Capital lease obligations                               2,458,872      3,235,507
                                                        --------------  -------------
                                                           31,126,546     26,252,802
                                                        --------------  -------------

  DEFERRED INCOME TAXES                                     3,608,943      3,165,800
                                                        --------------  -------------

  MINORITY INTEREST                                         1,650,526      2,474,810
                                                        --------------  -------------

  COMMITMENTS AND CONTINGENCIES, SEE NOTE 2

  PARTNERS' DEFICIT
    General Partner                                          (837,481)      (781,879)
    Limited Partners - 10,383,617 units authorized:
     (9,300,381 units issued and outstanding of which
      935,557 are in treasury stock in 2000 and 1999)     (19,507,952)   (14,003,414)
                                                        --------------  -------------
                                                          (20,345,433)   (14,785,293)
                                                        --------------  -------------

                                                        $  71,684,164   $ 70,942,573
                                                        ==============  =============

The accompanying notes are an integral part of these consolidated statements

                              EQUUS GAMING COMPANY L.P.
                CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                   (UNAUDITED)

                                       GENERAL      LIMITED
                                       PARTNERS     PARTNERS         TOTAL
                                      ----------  -------------  -------------
  BALANCES, DECEMBER 31, 1999         $(781,879)  $(14,003,414)  $(14,785,293)

    Net losses for the period           (58,130)    (5,754,824)    (5,812,954)

    Currency translation adjustments      2,528        250,286        252,814

                                      ----------  -------------  -------------
  BALANCES, SEPTEMBER 30, 2000        $(837,481)  $(19,507,952)  $(20,345,433)
                                      ==========  =============  =============

The accompanying notes are an integral part of these consolidated statements

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                      (UNAUDITED)


                                                            2000          1999
                                                        ------------  ------------
  CASH FLOWS FROM OPERATING ACTIVITIES:

    Net (losses) earnings                               $(5,812,954)  $  (337,935)
                                                        ------------  ------------
    Adjustments to reconcile net (losses) earnings to
      net cash provided by operating activities-
        Depreciation and amortization                     3,509,075     3,226,529
        Deferred income tax provision                       243,933        42,343
        Currency translation adjustments                   (194,328)      109,673
        Minority interest                                  (377,142)     (705,701)
        Extraordinary item                                        -        22,680
    Decrease (increase) in assets-
        Accounts receivable                                (978,163)      279,261
        Prepayments and other assets                       (798,003)      425,443
       Deferred costs                                      (324,054)     (378,082)
    Increase (decrease) in liabilities-
        Accrued interest on first mortgage notes          1,599,586     1,538,610
        Accounts payable and accrued liabilities          6,773,351      (822,891)
        Outstanding winning tickets and refunds             (65,507)    1,547,512

         Total adjustments                                9,388,749     5,285,377
                                                        ------------  ------------

  Net cash provided by operating activities               3,575,795     4,947,442
                                                        ------------  ------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures (net)                           (2,346,870)   (8,942,056)
    (Increase) decrease  in notes receivable, net        (1,109,872)      565,148
                                                        ------------  ------------
  Net cash used in investing activities                  (3,456,742)   (8,376,908)
                                                        ------------  ------------

The accompanying notes are an integral part of these consolidated statements

                                 EQUUS GAMING COMPANY L.P.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                     (UNAUDITED)
                                     (continued)


                                                               2000          1999
                                                           ------------  ------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Redemption of First Mortgage Notes                     $         -   $(3,048,320)
    Contribution by minority stockholders                            -        40,158
    Payments to affiliates                                           -      (200,000)
    Loan proceeds from financial institutions                  720,000       825,000
    Payments on notes payable and capital
      lease obligations                                     (2,423,454)   (1,352,206)
    Increase in defered costs                                 (119,848)       (7,500)
    Issuance of units                                                -     3,051,600
    Cash distributions to minority partners of HDA                   -       (20,368)
                                                           ------------  ------------
  Net cash used in  financing activities                    (1,823,302)     (711,636)
                                                           ------------  ------------

  NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                         (1,716,049)   (4,141,102)

  CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               2,307,933     6,637,267
                                                           ------------  ------------
  CASH AND CASH EQUIVALENTS, END OF YEAR                   $   591,884   $ 2,496,165
                                                           ============  ============

  SUPPLEMENTAL INFORMATION:
    Interest paid                                          $ 4,589,673   $ 4,527,479
    Income taxes paid                                                -             -

  NON-CASH TRANSACTIONS:
    Equipment acquired through capital leases                   80,362     1,462,127
    Contribution of non-cash assets,  net of liabilities
      by Los Comuneros S.A. (see Note 1)                             -     1,959,842

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

     CONSOLIDATION  AND  PRESENTATION

     The consolidated financial statements as of September 30, 2000 and for the nine months ended September 30, 2000 and 1999 are unaudited but include all adjustments (consisting of normal recurring adjustments) which management considers necessary for a fair presentation of the results of operations of the interim periods. The operating results for the nine months ended September 30, 2000 are not necessary indicative of the results that may be expected for the year. Net earnings (losses) per unit are calculated based on weighted average of Units outstanding. Outstanding warrants to purchase Units do not have a material dilutive effect on the calculation of earnings per Unit.

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

     The Company has minority partners in HDA, Galapagos, Equus-Panama and Equus-Comuneros. Therefore, the Company recorded minority interest based on the earnings (losses) of these consolidated subsidiaries that are attributable to the minority partners, as follows:

                         FOR THE NINE MONTHS    THE THREE MONTHS  FOR
                         ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                       ----------------------  ----------------------
                          2000        1999        2000        1999
                       ----------  ----------  ----------  ----------
  SUBSIDIARY:
      HDA              $ (33,940)  $  21,710   $ (21,848)  $    (400)
      Galapagos                -           -           -           -
      Equus-Panama        40,292     (99,604)    (73,460)    (49,681)
      Equus-Comuneros   (383,494)   (627,807)    (88,383)   (224,915)
                       ----------  ----------  ----------  ----------
                       $(377,142)  $(705,701)  $(183,691)  $(274,996)
                       ----------  ----------  ----------  ----------

     In general, the minority interest is calculated based on the ownership interest of the minority partners. HDA has a minority partner owning a 1% interest. Galapagos' minority partners own a 45% interest. However, during the nine months ended September 30, 2000 and 1999 the Company did not recognize minority interest in Galapagos' losses amounting to $309,058, and $275,758, respectively, because the minority partners have no legal obligation to fund such losses in excess of their investment. As of September 30, 2000 the accumulated losses not allocated to the minority partners amounts to $1,396,123. Equus-Panama minority partners own a 49% interest. Equus-Comuneros minority partners own a 50% interest.

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

     For the nine months ended September 30, 2000 and 1999, net exchange losses resulting from re - measurement of accounts, together with losses from foreign currency transactions, amounted to $150,915 and $50,011, respectively, which amounts are included as operating expenses. Accumulated net loss from changes in exchange rates due to the translation of assets and liabilities of the foreign subsidiaries are included in partners' deficit and at September 30, 2000 and December 31, 1999 amounted to $404,687 and $656,501, respectively.

     The current exchange rates in Dominican Republic as of September 30, 2000 and December 31, 1999 were US$1.00 to FC$16.40 and US$1.00 to FC$16.00, respectively. The average exchange rates in Dominican Republic prevailing during the nine months ended September 30, 2000 and 1999, were US$1.00 to FC$16.48, US$1.00 to FC$16.00, respectively. The current exchange rate in Colombia as of September 30, 2000 and 1999 were US$1.00 to FC$2,212 and $US1.00 to FC$1,500. The average exchange rate in Colombia prevailing during the nine months ended in September 30, 2000 and 1999 were US$1.00 to FC$2,060 and US$1.00 to FC$1,500. The Company also consolidates its accounts with Equus-Panama whose functional currencies are the Panama Balboas and the US$. Because these currencies are of equivalent value, there is no effect attributed to foreign currency transactions of Equus-Panama.


2.  COMMITMENTS  AND  CONTINGENCIES:

     HORSEOWNERS'  AGREEMENTS

     The Company has separate agreements with the horseowners association in each country. The agreements establish the amount payable to horseowners as purses. In general, payments to horseowners are based on a percentage of wagering.

     The agreement with the horseowners in Panama expires in December 2007. It provided for minimum guaranteed payments to horseowners in 1999 and 1998 of $4.1 million and $3.8 million, respectively (including loans of $200,000 each year). The Dominican Republic contract expires in December 2005. The Colombia contract expires on December 31, 2009. It provides for certain minimum guaranteed payments to horseowners during the first three years ($1.2 million in 2000, increased in 2001 and 2002 in accordance with an inflation factor).

     The new Puerto Rico 10-year contract expires on December 31, 2010. It provides for : (1) distribution of "Take" or commissions on wagering on a 50/50 basis between Horseowners and El Comandante Management Company (no change from prior contract) ; (2) a one-time payment made on July 31, 2000 of $1 million to Horseowners for Autotote fees charged in prior years ; (3) and a cost sharing agreement (generally on a 50/50 basis) to defray operating expenses totaling $2.7 million, of which El Comandante will be responsible for $1.4 million, over the next 10 years. (copy of agreement was included in Part II - Other
Information  filed  with  the  Amended  10Q  as  of  June  30,  2000)

     WAGERING  SERVICES  AGREEMENTS

     The Company has separate agreements with Autotote Systems, Inc. ("Autotote") for providing wagering services, software and equipment to each racetrack, necessary for the operation of the off-track betting system. The agreements for El Comandante and V Centenario have expired, refer to note 6 - legal proceedings. Payments under these contracts are summarized as follows:

                                                               PRESIDENTE
                          EL COMANDANTE    V CENTENARIO           REMON           LOS COMUNEROS
                         ---------------  --------------      --------------      --------------
Expiration date          Expired          Expired             January 2008             (c)
Cost of services, as a
 percentage of wagering            0.65%           0.65% (a)          1.00%             1.20%
Minimum amount per year  $      800,800   $     200,000       $    330,000  (b)    $       -

(a) Galapagos also receives services for the distribution system of the electronic lottery. Fees to Autotote are 2% of gross sales at lottery agencies and 1% of gross sales at OTB agencies.

(b) Based on a minimum monthly payment of $27,500 for 2000, increased each subsequent year, up to $36,000 in 2007. For the year 1999 the minimum annual payment was $300,000. During 2000, management expects to renegotiate for a fixed fee over the handle instead of a guaranteed minimum payment.

 (c) On August 10, 2000, Equus- Comuneros notified Autotote that is was canceling the existing contract due to Autotote's failure to provide required equipment and services. Autotote is contesting termination.

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

     During the past three years HDA has made early redemptions of First Mortgage Notes in connection with certain transactions. The Company has also purchased in the open market First Mortgage Notes which the Company intends to hold until maturity in cancellation of required partial redemptions in 2000 and 2001, as explained below. Following is a summary of these transactions:

                                                            HELD BY THE
                                                   FACE      COMPANY AT    (PREMIUM)
  TYPE OF TRANSACTION                DATE         VALUE     30-SEP-2000   DISCOUNT
--------------------------------  -----------  -----------  ------------  --------
  Redemption                      Mar-1997     $   737,000  $        -   $        -
  Redemption                      Sep-1997       2,500,000           -     (250,000)
  Purchase in open market         Dec-1998       7,500,000   7,500,000    1,000,000
  Redemption, reduced by amount
    of notes held by the Company  Jan-1999       2,620,000    (380,000)    (262,000)  (a)
  Purchase in open market         May-1999         189,000     189,000       22,680
                                               -----------  -----------
                                               $13,546,000  $7,309,000
                                               -----------  -----------

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

     ECCC is required to partially redeem First Mortgage Notes commencing on December 15, 2000. The stated maturities of the First Mortgage Notes, reduced by prior redemptions, are as follows (in thousands):


DUE DURING THE YEAR         GROSS           PURCHASED IN   NET
ENDING DECEMBER 31,        AMOUNT           OPEN MARKET   AMOUNT
------------------  --------------------  --------------  ------
2000                  $             563   $   563   $           -
2001                             10,200     6,746           3,454
2002                             10,200         -          10,200
2003                             40,800         -          40,800
                                 61,763     7,309          54,454
  Less - discount                  (766)      (90)           (676)
                                $60,997   $ 7,219         $53,778
                     -------------------  --------  --------------

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

     The Indenture contains certain covenants, one of which restricts the amount of distributions by HDA to its partners, including the Company. Permitted distributions are limited to approximately 48% of HDA's consolidated net earnings. In connection with certain approval required from noteholders, HDA agreed to temporarily reduce these distributions by 17%. HDA is permitted to make additional cash distributions to partners and other Restricted Payments, as defined under the Indenture, equal to 44.25% of the excess of HDA's cumulative consolidated net income after December 31, 1993 over the cumulative amount of the 48% Distributions, provided that HDA meets a certain minimum debt coverage ratio. HDA has not met this debt coverage ratio. For the nine months ended September 30, 2000 HDA advanced to the Company approximately $1,300,000 against its allowable future distributions of profits. The Company returned to HDA $650,000 in August of 2000. Therefore, as of September 30, 2000 the net amount of distributions which technically were not in conformity with the terms of the Indenture was $750,000. In October of 2000, the Company returned an additional amount of $300,000 to El Comandante Management Company, a wholly-owned subsidiary of HDA. As of November 13, 2000 the net amount of distributions from HDA to the Company amounted to $450,000. The trustee under the trust indenture has issued a notice requesting information regarding HDA's plans to cure this default. The Company intends to cure this default with future distributions to HDA.

4.  BONDS  AND  NOTES  PAYABLE  AND  CAPITAL  LEASES:

     The  Company's  outstanding  notes  payable  consist  of  the  following:

                                                                          BALANCE AT
                                         MATURITY     INTEREST    SEPTEMBER 30,  DECEMBER 31,
  BORROWER          DESCRIPTION            DATE         RATE         2000          1999
-----------------  --------------       -----------  ----------  -------------  ----------
  HDA/ECMC         Note payable    (a)  15-Dec-2001  P+1.00%        $4,250,000  $5,500,000
  HDA              Line of credit  (b)  15-Dec-2001  P+1.00%           500,000           -
  Equus-Panama     Term loan       (c)  25-Apr-2000   10.75%                 -      56,364
  Equus-Panama     Line of credit  (d)  various       10.75%           268,655     204,955
  Equus-Comuneros  Term loans      (e)  various      variable          360,970     464,763
                                                                  ------------  ----------
                                                                    $5,379,625  $6,226,082
                                                                  ------------  ----------

     At September 30, 2000 and December 31, 1999, the prime rate (P) was 9.50% and 8.50%, respectively.

 (a) Considered Refinancing Indebtedness under the terms of the Indenture. Secured by First Mortgage Notes purchased in the open market (see Note 3).
Payable in quarterly installments commencing on March 31, 2000. The principal payment due on September 30, 2000 of $625,000 was extended by the bank and paid on October 13, 2000. All interest payments have been paid on their due dates.

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

(e) Secured by a certificate of deposit for $140,000, which is included in the accompanying balance sheet as of December 31, 1999 as restricted cash. Management is in the process of renegotiating the terms of these financial obligations. Interest rates range from 7% to 14.01% over Colombia's Fixed Term Deposit (FTD) rate. FTD at September 30, 2000 was 7%.


     The Company has guaranteed a $250,000 loan to Equus-Panama by the operator of the restaurant at Presidente Remon. The proceeds of this loan were used to finance improvements to the restaurant.

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

     The following table summarizes future minimum payments on capital leases, notes payable and bonds of the Company and its consolidated subsidiaries:


DUE DURING THE TWELVE          CAPITAL       NOTES       BONDS
MONTHS ENDING SEPTEMBER 30,    LEASES       PAYABLE     PAYABLE
---------------------------  -----------  -----------  ----------
          2001               $1,117,191   $2,103,129   $        -
          2002                  755,119    3,543,001      600,000
          2003                  585,230       36,915    1,000,000
          2004                  430,597       27,179    1,200,000
          2005                   16,846            -    1,200,000
                             -----------  -----------  -----------
                              2,904,983    5,710,224    4,000,000
  Imputed interest             (446,111)    (330,599)           -
                             -----------  -----------  -----------
                             $2,458,872   $5,379,625   $4,000,000
                             -----------  -----------  -----------

5.  RELATED  PARTY  TRANSACTIONS:

     The following is a summary of amounts accrued for services rendered by or from certain related parties, namely, EMC, American Community Properties Trust ("ACPT") and Interstate General Company L.P. ("IGC") during the nine and three months ended September 30, 2000 and 1999:


                                NINE MONTHS        THREE MONTHS
                             ENDED SEPTEMBER 30  ENDED SEPTEMBER 30
     NATURE OF SERVICE         2000      1999     2000     1999
---------------------------  --------  --------  -------  -------
Support agreement            $ 24,300  $ 24,300  $ 8,100  $ 8,100
Rent office space              31,500    31,500   10,500   10,500
Directors' fees                82,150    64,250   38,650   20,750
Services of James J. Wilson   101,250   101,250   33,750   33,750
                             --------  --------  -------  -------
                             $239,200  $221,300  $91,000  $73,100
                             ========  ========  =======  =======

On October 19, 2000 subsidiaries of the Company received loans totaling $400,000 from Interstate Business Corporation (IBC). El Comandante Management Company
(ECMC) received $300,000, and Equus Entertainmnet of Panama received $100,000. The loans carry interest at the corporate prime rate (presently at 9.50%), plus 1%. The interest will accrue on a monthly basis on the principal amount outstanding. These short term loans are expected to be repaid in less than a year.

6.  LEGAL  PROCEEDINGS:

     The Company recently filed suit in Federal District Court in Puerto Rico for tort action against Autotote Inc., regarding breach of contract with respect to its wagering system and equipment contract in the Dominican Republic. All of the Autotote contracts with the Company's racetracks (Puerto Rico, Dominican Republic, Panama, and Colombia) have an arbitration provision. The Company has agreed to arbitrate any dispute with respect to lack of performance and required services. At the present time, the Company cannot predict the outcome of the arbitration proceedings or the pending tort action in Federal Court.

     Certain of the Company's subsidiaries are presently named as defendants in various lawsuits and might be subject to certain other claims arising out of its normal business operations. Management, based in part upon advice from legal counsel, believes that the results of such actions will not have a material adverse impact on the Company's financial position or results of operations.


7.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS:

     Based on the quoted market price, the fair value of the First Mortgage Notes as of September 30, 200 was approximately $47,920,000 (as compared with a carrying value of $53,778,095 ). The carrying value of notes payable, capital leases and notes receivable approximates fair value. These obligations provide for variable rate interest. The carrying value of accounts receivable and accounts payable approximates fair value due to their short maturities.

8.  SEGMENT  INFORMATION:

     The Company has identified four reportable segments, based on geographical considerations: Puerto Rico, Dominican Republic, Colombia and Panama. The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on profit or loss before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses. The following presents the segment information for the nine and three months ended September 30, 2000 and 1999 (in thousands).

                                   PUERTO  DOMINICAN
2000 - NINE MONTHS                 RICO *   REPUBLIC COLOMBIA  PANAMA    TOTAL
                                  --------  -------  --------  -------  --------
Commissions on wagering           $37,948   $2,445   $ 1,015   $6,497   $47,905
Total revenues                     39,717    3,083     1,179    6,908    50,887
Financial expenses                  6,687       22       236      463     7,408
Depreciation and amortization       1,935      262       155      466     2,818
Earnings (Loss) before income
  taxes and minority interest *    (3,501)    (687)   (1,840)      82    (5,946)
Capital improvements (net)          2,910      100      (886)     223     2,347
Total assets                       55,618    1,989     4,523    9,554    71,684

1999 - NINE MONTHS
Commissions on wagering           $38,796   $2,895   $ 1,048   $6,855   $49,594
Total revenues                     40,617    4,027     1,204    7,087    52,935
Financial expenses                  5,646       38       192      426     6,302
Depreciation and amortization       1,818      307       157      423     2,705
Earnings (Loss) before income
  taxes and minority interest       1,048     (613)   (1,244)    (203)   (1,012)
Capital improvements (net)          8,081       42       614      205     8,942
Total assets                       54,731    1,534     4,326    8,797    69,388

2000 - QUARTER
Commissions on wagering           $12,332   $  828   $   285   $2,033   $15,478
Total revenues                     12,958    1,042       340    2,109    16,449
Financial expenses                  2,265        7        76      157     2,505
Depreciation and amortization         609       91        46      157       903
Earnings (Loss) before income
  taxes and minority interest *    (2,207)    (269)     (512)    (150)   (3,138)
Capital improvements (net)          1,621       56      (139)      50     1,588

1999 - QUARTER
Commissions on wagering           $12,511   $  913   $   386   $2,429   $16,239
Total revenues                     13,068    1,349       329    2,513    17,259
Financial expenses                  1,913       10        87      145     2,155
Depreciation and amortization         664      142        31      146       983
Earnings (Loss) before income
  taxes and minority interest        (220)    (211)     (447)    (101)     (979)
Capital improvements (net)          3,170       26      (252)    (125)    2,819

* NON-RECURRING EXPENSE ITEMS (REFER TO EXPLANATION OF EXPENSES ON PAGES 22 AND 23):

$800,000 in expenses related to termination of financing negotiations; $400,000 to Horseowners under the new contract. The total non-recurring charges to expense are approximately $1.2 million.

          EEC, based in Puerto Rico, provides management services to its foreign affiliates in connection with the operation of their racetracks and off-track betting systems. Fees for these services are included in intersegment revenue. For the nine months ended September 30, 2000 EEC recognized service fee revenue of approximately $121,000 attributable to Dominican Republic, and $224,500 attributable to Panama.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's operations consist principally of its interests in thoroughbred horse race tracks in four countries, each of which is owned and/or operated by a subsidiary: (i) El Comandante in Puerto Rico, owned by Housing Development Associates S.E. ("HDA") and operated since January 1, 1998 by El Comandante Management Company, LLC ("ECMC"), (ii) V Centenario in the Dominican Republic, operated since April 1995 by Galapagos S.A., (iii) Presidente Remon in Panama, operated since January 1, 1998 by Equus Entertainment de Panama, S.A. ("Equus-Panama") and (iv) Los Comuneros in Medellin, Colombia, owned and operated since early 1999 by Equus Comuneros, S.A. ("Equus-Comuneros").

     The following discussion compares the results of operations of the Company for the three months and nine months ended September 30, 2000 with the results for the three months and nine months ended September 30, 1999.


                              RESULTS OF OPERATIONS

  QUARTER AND NINE MONTHS ENDED SEPTEMBER  30, 2000 COMPARED TO QUARTER AND NINE
  ------------------------------------------------------------------------------
                         MONTHS ENDED SEPTEMBER 30, 1999
                         -------------------------------

REVENUES

     Consolidated Revenues decreased in the third quarter ended September 30, 2000 by $809,000, or (4.7%), as compared to the same quarter in 1999. During the nine months ended September 30, 2000, revenues decreased $2,048,000, (3.9%), from the same period in 1999. This decrease was primarily attributable to temporary interruptions in simulcast of live races from Puerto Rico to Dominican Republic and agency operations during the first quarter.

     COMMISSIONS  ON  WAGERING

     Commissions on wagering decreased by $761,000, (4.7%), to $15,478,000 for the third quarter ended September 30, 2000 as compared to $16,239,000 in the third quarter of 1999. During the nine months ended September 30, 2000, commissions on wagering decreased $1,689,000, (3.4%), to $47,906,000 from $49,595,000 in the same period for 1999. The decrease in commissions was attributable to the following operations: El Comandante ($848,000), Galapagos ($450,000), Panama ($358,000) and Colombia ($33,000).

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

     PUERTO RICO. Commissions on wagering at El Comandante decreased $179,000, (1.4%), to $12,332,000 in the third quarter of 2000 as compared to $12,511,000 in the third quarter of 1999. During the nine months ended September 30, 2000, commissions on wagering decreased $848,000, (2.2%), to $37,948,000 as compared to $38,796,000 for the nine months ended September 30, 1999. The decrease in commissions was attributable to interruptions in simulcast of races to the Dominican Republic and agency operations, as well as to regulatory delays in the new simulcast racing program.

     PANAMA. Commissions on wagering at Presidente Remon decreased by $396,000 (16.3%) to $2,033,000 in the third quarter of 2000 as compared to $2,429,000 in the third quarter of 1999. During the nine months ended September 30, 2000, commissions on wagering decreased $358,000, (5.2%), to $6,497,000 as compared to $6,855,000 for the nine months ended September 30, 1999. The decrease was primarily attributable to lower levels of betting due to recessionary trends in the general economy coupled with delays in the installations of new antennas.


     DOMINICAN REPUBLIC. Commissions on wagering at V Centenario ("Galapagos") decreased by $85,000 (9.3%) to $828,000 in the third quarter of 2000 as compared to $913,000 in the third quarter of 1999. During the nine months ended September 30, 2000, commissions on wagering decreased $450,000, (15.5%), to $2,445,000 as compared to $2,895,000 for the nine months ended September 30, 1999. This decrease was primarily attributable to a temporary interruption of the simulcast races from Puerto Rico and its impact on the racing program in the Dominican Republic, as well as lower number of agencies in operation due to transmission and telecommunications interruptions.


     NET  REVENUES  FROM  LOTTERY  SERVICES

     Net revenues from lottery services by Galapagos in the Dominican Republic during the three and the nine months ended September 30, 2000 decreased by $187,000 and $281,000, respectively, as compared to the same periods in 1999. The decrease in revenues was due to a reduction in the amount billed to the lottery operator as reimbursement for telephone line costs, pursuant to an amendment to the contract.

     On June 30, 2000 Autotote breached Galapagos' service agreement to the Lottery Operations [Dominican International Electronic Lottery, Inc. (LEIDSA)] by providing directly the same services and refusing to pay to Galapagos its service fees under the service contract. During the months of July, August and September 2000, Galapagos did not receive any payments for the service fees under its service agreement. In late August 2000, the Company started the process of preparing for legal action for breach of contract to recover its service fees under the service agreement. The Company has recently filed suit in Federal Court in Puerto Rico against Autotote for tort action. The Company is also pursuing arbitration to settle the dispute under breach of contract (refer to Legal Proceedings Note 6 above).

     OTHER  REVENUES

     Other revenues during the three and the nine months ended September 30, 2000 increased by $138,000, and decreased by $259,000, respectively, as compared to the same period in 1999.


     GAIN  ON  SALE  OF  ASSETS

 .
     The gain of $179,500 is attributable to operations in Panama from the sale of television license for UHF channel no longer needed for agency operations.

EXPENSES

     For the reasons set forth below, total expenses during the three and the nine months ended September 30, 2000 increased by $1,350,000 and $2,885,000, respectively, as compared to the same periods in 1999. Some of these expenses were non-recurring in nature and are reported below under the appropriate categories such as payments to horseowners, other expenses, and financial expenses.

     PAYMENTS  TO  HORSEOWNERS

     Payments of purses to horseowners during the three and the nine months ended September 30, 2000 decreased by $416,000 (5.2%) and $1,210,000 (5.0%), respectively,  as  compared  to  the  same  period  in  1999.

     El Comandante contract with horseowners expired in April 1998. However, the Puerto Rico Racing Board extended the contract as an interim measure until the Company and the horseowners reached a new 10-year contract signed in July of 2000 (see Footnote 2, page 13 for summary of provisions under this new contract).

     This new contract with horseowners provides for a non-recurring one-time cash payment of approximately $1 million to reimburse them for Autotote fees paid by the horseowners during the period 1998 through 1999. Approximately
$600,000 had been reserved in 1999. Therefore, the difference of $400,000 of this non-recurring payment was charged to operating expenses in July of 2000 and reflected during the nine months period ended September 30, 2000 in operating expenses (see table below under Other Expenses).


     OTHER  EXPENSES

     Other expenses during the three and the nine months ended September 30, 2000 increased by $1,495,000 and $2,876,000, respectively, as compared to the same period in 1999. This increase is primarily attributable to new operations, including additional expenses relating to the SSI and the VSAT system, satellite related expenses which have not yet been recovered in revenues (see tables below).

                                       OTHER EXPENSES BY COUNTRY
          INCREASE (DECREASE) IN THIRD QUARTER ENDED SEPTEMBER 30, 2000 WHEN COMPARED WITH 1999


                    Salaries, wages    Operating      General and      Marketing , TV   Net (decrease)
Country              and benefits      expenses *    administrative    and satellite       increase
-----------------  -----------------  ------------  ----------------  ----------------  ---------------
Puerto Rico:
   El Comandante   $         55,000   $   340,000   $       152,000   $       100,000   $      647,000
   SSI and VSAT                   -       500,000                 -           500,000        1,000,000
                   -----------------  ------------  ----------------  ----------------  ---------------
Total Puerto Rico            55,000       840,000           152,000           600,000        1,647,000
Dominican Rep.             (118,000)     (108,000)          132,000           (50,000)        (144,000)
Panama                        2,000        27,000             3,000            19,000           51,000
Colombia                    (16,000)       81,000          (159,000)           36,000          (58,000)
                   -----------------  ------------  ----------------  ----------------  ---------------
                   $        (77,000)  $   840,000   $       128,000   $       605,000   $    1,496,000
                   =================  ============  ================  ================  ===============

                                       OTHER EXPENSES BY COUNTRY
          INCREASE (DECREASE) FOR NINE MONTHS ENDED SEPTEMBER 30, 2000 WHEN COMPARED WITH 1999


                    Salaries, wages    Operating      General and      Marketing , TV   Net (decrease)
Country              and benefits      expenses *    administrative    and satellite       increase
-----------------  -----------------  ------------  ----------------  ----------------  ---------------
Puerto Rico:
    El Comandante  $       (319,000)  $   512,000   $       448,000   $             -   $      641,000
    SSI and VSAT                  -     1,300,000                 -           939,000        2,239,000
                   -----------------  ------------  ----------------  ----------------  ---------------
Total Puerto Rico          (319,000)    1,812,000           448,000           939,000        2,880,000
Dominican Rep.             (298,000)     (200,000)          140,000          (189,000)        (547,000)
Panama                       62,000       266,000           (31,000)           25,000          322,000
Colombia                     12,000       144,000           (55,000)          119,000          220,000
-----------------  -----------------  ------------  ----------------  ----------------  ---------------
                   $       (543,000)  $ 2,022,000   $       502,000   $       894,000   $    2,875,000
                   =================  ============  ================  ================  ===============

* El Comandante operating expenses also include a one-time, non-recurring charge of approximately $400,000 for expenses related to horseowners' contract (see Payments to Horseowners on page 22).

      SSI  AND  VSAT  EXPENSES

      The increase in operating expenses and marketing/satellite expenses for the three and nine months ended September 30, 2000, as compared to the same periods in 1999, primarily relate to the additional expenses for the planning, engineering and startup expenses on the wagering system (VSAT) and leased satellite time. Additionally, the Company has not been able to recover these additional operating expenses since the new equipment is not yet in service and the fixed monthly lease cost for the satellite time has not been utilized and recovered in revenues.

FINANCIAL  EXPENSES

     Financial expenses during the three and the nine months ended September 30, 2000 increased by $350,000 (16.2%) and $1,105,000 (17.5%), respectively, as compared to the same periods in 1999. This increase is primarily attributable to use of line of credit facilities for development of agency operations, including additional agencies and improvements in simulcast and transmission of races, and a non-recurring charge to expense due to recent negotiations with a financial institution.

     The Company was negotiating with a financial institution during the past nine months for the financing of the VSAT equipment and the First Mortgage Notes. Recently, the Board of Directors decided to terminate negotiations with the financial institution due to severe restrictions on certain provisions and financial covenants. As a result of these negotiations, the Company incurred approximately $800,000 in non-recurring expenses relating to due diligence reviews, as well as legal and consulting fees, which were charged to expense during the quarter and nine months ended September 30, 2000.


DEPRECIATION  AND  AMORTIZATION

      Depreciation and Amortization during the three and the nine months ended September 30, 2000 decreased by $79,000 (8.0%) and increased by $114,000 (4.2%), respectively, as compared to the same period in 1999 primarily due to additions in capital improvements to the facilities at El Comandante during 1999.


PROVISION  FOR  INCOME  TAXES

     The provision for income tax is primarily related to deferred Puerto Rico income taxes on the Company's income and losses related to its interest in El Comandante, without taking into account results of operations of Galapagos, Equus-Panama or Equus-Comuneros. Due to accumulated losses, none of these foreign subsidiaries require a provision for income taxes.


MINORITY  INTEREST

     The Company's minority interest is attributed to the income and losses allocable to the minority partners of HDA, Galapagos, Equus-Panama and Equus-Comuneros. Since the accumulated losses of Galapagos allocable to minority partners had exceeded their investment, for the nine months ended September 30, 2000 and 1999, the Company did not recognize minority interest in losses of Galapagos of $309,058 and $275,758, respectively. During 2000: (i) if and while Galapagos continues generating losses, no minority interest in Galapagos' net losses will be recognized by the Company, and (ii) if Galapagos generates profits, no minority interest in Galapagos' net income will be recognized by the Company up to $1,396,123.

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

     The following is a discussion of the liquidity and capital resources of the Company, including HDA and its consolidated subsidiaries, ECMC, Agency Betting Network, Inc. ("ABN"), and Satellites Services International, Inc. ("SSI").
The net cash flows from the other foreign subsidiaries of the Company (Equus Comuneros, S.A., Equus Entertainment de Panama, S.A. and Galapagos, S.A) did not materially affect the consolidated cash flows of the Company for the three and nine months ended September 30, 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES  OF  THE  COMPANY  (AND  ITS  CONSOLIDATED
SUBSIDIARIES)

     Cash and cash equivalents of the Company and its consolidated subsidiaries decreased by APPROXIMATELY $1,291,000 DURING the third quarter of 2000. The Company has historically met its liquidity requirements principally from cash flow generated by (i) the operations of El Comandante Race Track in Puerto Rico and (ii) short-term loans and capital leases for acquisition of new equipment.

      During the three and nine months ended September 30, 2000 the principal uses of cash of the Company and its consolidated subsidiaries for its financing and investing activities were as follows:

(i) Capital improvements and acquisition of equipment for SSI and El Comandante for approximately $2.8 million, for the Dominican Republic $100,000, and for Panama $223,000.

(ii) Payments on capital leases for equipment used in El Comandante operations.

(iii) The Company continues to invest in Colombia through ABN, a wholly-owned subsidiary of HDA. For the nine months ended September 30, 2000 the Company has invested $1.9 million.

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

For the remainder of year 2000 projected uses of cash for Company's activities are:

(i) Interest Payment of $3.6 million on the First Mortgage Notes due on December 14, 2000

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

(v)     Redemption  of  First  Mortgage  Notes  of  $563,000.


COMPANY'S  ABILITY  TO  MAKE  INTEREST  PAYMENT  ON  FIRST  MORTGAGE  NOTES

     The ability of the Company to make the interest payment of $3.6 million on the First Mortgage Notes on December 14, 2000 is dependent on obtaining the required cash funds through a private placement offering and bank financing. The Company will not be able to generate all of the funds for interest payment on the First Mortgage Notes from its operations. Therefore, a private placement offering and bank financing for additional capital is necessary, as described below.


PRIVATE  PLACEMENT  OFFERING  FOR  EQUUS  GAMING  COMPANY  L.P.

     The Board of Directors of the Company approved on November 1, 2000 a private placement offering to raise a minimum of $4 million and a maximum of $6 million. This would be a private offering solely to "accredited investors" as defined in Regulation D of the Securities Act. A similar private offering was made in December of 1998. The Wilson family has indicated an interest in purchasing units. Pursuant to the Board of Directors' Resolution, the Company will make the same offer available to any interested "accredited investors". In order to make this private placement offering, the Board of Directors approved a resolution on November 1, 2000 to increase the authorized units from 10,383,617 to 20,000,000.

El Comandante Racetrack ( composed of El Comandante Management Company, El Comandante Capital Corporation, and Housing Development Associates) has set up SSI and ABN as wholly-owned subsidiaries and has so far advanced approximately $4.5 million to these subsidiaries to cover their operating expenses. El
Comandante needs those funds for the interest payment of $3.6 million and for working capital needs during the next quarter.

Therefore, the Board of Directors approved a resolution for a private placement offering for Equus Gaming so that SSI and ABN could be transferred as subsidiaries under Equus Gaming in consideration for the $4.5 million advanced by El Comandante Racetrack, so that 100% of all costs and expenses made by El Comandante Racetrack on behalf of SSI and ABN would be recovered pursuant to this transfer. In effect, new capital at Equus Gaming from the private placement offering will be the used to fund the capital used by El Comandante
Racetrack for SSI and ABN, thus providing the necessary cash funds and liquidity to make the interest payment on the First Mortgage Notes and for other working capital needs.

     Any remaining proceeds from the private placement offering would be used to finance development of agencies and expansion in Colombia, Uruguay and St. Thomas, US Virgins Islands.

BANK  FINANCING  FOR  EQUUS  GAMING,  SSI  AND  ABN,  AND  EL  COMANDANTE

     In addition to cash flow from operating activities of El Comandante, the Company expects to obtain funds for its other transactions from credit facilities with a financial institution. The Company is currently seeking a $14.2 million credit facility with a financial institution so that the Company can fund: (1) $9.2 million for the purchase of video and data communications equipment and systems (VSAT) for the agencies, (2) $3 million for the development and operations of the off-track betting for ABN in Colombia in order to meet the expected level of increased wagering from this operation, and
(3) a line of credit for El Comandante Racetrack so that it can be used by the horseowners to discount their promissory notes, collaterized by their purses, for the purchase of new horses.

     INVESTMENTS  IN  TELECOMMUNICATIONS  EQUIPMENT  AND  MARKET  EXPANSION

The Company's top management has developed and recently implemented strategic financial plans designed to improve capital resources, liquidity and capital investments in the Company's distribution network and core assets.

As a result, the Company is in the process of securing credit facilities with a financial institution to finance the acquisition and installation of high-technology video and data transmission system (VSAT) with a communications center or HUB that will be cheaper, more efficient and reliable than conventional phone lines and television air time in order to allow the Company to make the necessary capital investments to increase the level of wagering through a combination of increase in the number of off-track betting agencies and improved racing program, including simulcast of live races from many jurisdictions to our network.

The Company's operational plans call for the installation over the next 12 to 18 months of more than 2,000 VSAT (video and data communication) units for the OTB agencies in all of its operations, including Puerto Rico, Dominican Republic, Panama and Colombia with a communications up-link satellite control center (HUB) based in Puerto Rico. Satellite Services International, Inc. (SSI), a wholly-owned subsidiary of HDA and the Company, will be the service provider for all telecommunications and satellite usage time, and will charge each of its affiliated companies a fee for the equipment and satellite time usage for transmissions (simulcast) of races from several countries.

As a result of these capital investments in high-technology and extensive high-tech distribution network, improved cash flow from operations, and market expansion efforts, the Company plans to increase consolidated wagering commissions during 2000 and future years.

     LONG-TERM COMMITMENTS. In addition to capital leases, long-term cash commitments of the Company (excluding foreign subsidiaries) are a $5.5 million term loan and the First Mortgage Notes.

     In December 1999 HDA obtained a $5.5 million term loan, considered Refinancing Indebtedness under the terms of the indenture. The loan is secured by the First Mortgage Notes purchased by the Company in the open market. Interest is payable monthly at a rate equivalent to one point over prime rate. Principal is payable in quarterly installments commencing on March 31, 2000 until maturity on December 15, 2001. Three principal payments of $625,000 on this term loan have been made as of the date of this 10Q filing. The remaining maturity dates of this term loan are as follows (in thousands):

      YEAR ENDING
      DECEMBER  31,      AMOUNT
     --------------     ---------
          2000          $    625
          2001             3,000
                        ---------
                          $3,625
                        =========

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

      YEAR ENDING    NET AMOUNT
      DECEMBER 31,  (FACE VALUE)
     -------------   ----------
         2001          $  3,454
         2002            10,200
         2003            40,800
                     ----------
                        $54,454
                     ==========

     To the extent First Mortgage Notes are not acquired in the open market or redeemed, Management expects to refinance this obligation not later than December 2002.

     For the nine months ended September 30, 2000, HDA advanced to Equus approximately $1,300,000 against its allowable future distributions of profits. The Company returned to HDA $650,000 in August of 2000. Therefore, as of September 30, 2000 the net amount of distribution, which technically were not in conformity with the terms of the Indenture totaled $750,000. In October of 2000, the Company returned an additional distribution amount of $300,000 to HDA. As of November 13, 2000 the net amount of distributions from HDA to the Company amounted to $450,000. The Company plans to remedy this situation prior to year end.


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


     NEW  INVESTMENTS  IN  URUGUAY  AND  U.  S.  VIRGIN  ISLANDS.

     URUGUAY- The Company has been awarded by the Government of Uruguay the exclusive rights to operate the racetrack and off track betting agency system Uruguay. The Company is currently negotiating a contract with the government which is expected to be finalized prior to December 31, 2000. The Company expects to receive permission to run live races at least 3 days per week during the first three years, so as to reach 5 days of live racing a week during the fourth year of the contract. The live races will be complemented by simulcast of races from other foreign jurisdictions. The estimated capital investment to renovate the racetrack and develop the agency system is expected to be $12 million. The Company intends to bring in investors and form strategic alliance with a slot machine company to cover this capital investment. There is no firm commitment by the Company to undertake this venture until a definitive agreement is executed with the government of Uruguay.

     U.S. VIRGIN ISLANDS- The Company was recently awarded the rights to operate the race track in St. Thomas and the off-track betting agency systems in St. Thomas and St. John. The Company is currently negotiating a contract with the Racing Board for the exclusive rights to simulcast unlimited live races from the U.S. to the Virgin Islands. The total investment in the Virgin Islands is expected to be approximately $500,000.


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


                                    /S/   Equus  Gaming  Company L.P.
                                    ---------------------------------
                                    (Registrant)


                                    By:  Equus  Management  Company
                                         Managing  General  Partner





November 14, 2000                   /S/  Thomas  Wilson
-----------------                   ----------------------------------
                                    Co-Chairman,  President,
                                    Chief Executive Officer and Director



                                    /S/   Hernan  G.  Welch
                                    -----------------------------------
November 14, 2000                   Executive  Vice  President  and
-----------------                   Chief  Financial  Officer