Form 10-K
period 2000-12-31
EQUUS GAMING CO LP
filed 2001-05-01
CIK 928423

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  YEAR  ENDED DECEMBER 31, 2000         COMMISSION FILE NUMBER 000-25306

                            EQUUS GAMING COMPANY L.P.
                            -------------------------
             (Exact name of registrant as specified in its charter)

           Virginia                                        54-1719877
-------------------------------                          ---------------
(State or other jurisdiction of                          I.R.S. Employer
incorporation or organization)                         Identification No.)

                             650 Munoz Rivera Avenue
                            Doral Building, 7th Floor
                          Hato Rey, Puerto Rico  00918
              -----------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

Registrant's  telephone  number,  including  area  code:  (787)  753-0676

Securities  registered  pursuant  to  Section  12(b)  of the Act: Not applicable

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:

TITLE  OF EACH CLASS                    NAME OF EXCHANGE ON  WHICH  REGISTERED

Class A Units representing assignment   Nasdaq SmallCap Market System Beneficial
ownership  of  Class  A  limited        ("Nasdaq/SCMS")
partnership interest and evidenced by   In January 2001 the Company was delisted
beneficial assignment certificates      from the  Nasdaq  Stock  Market.
("Units")

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes   [X]   No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K.  [   ]

As of March 31, 2001, the aggregate market value of 3,082,892 Units held by non-affiliates of the registrant was $2,620,458.

Documents  Incorporated  By  Reference:  Not  Applicable

                            EQUUS GAMING COMPANY L.P.

                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----


                                     PART I

     Item  1.     Business                                                     1
     Item  2.     Properties                                                   6
     Item  3.     Legal  Proceedings                                           7
     Item  4.     Submission  of  Matters  to a Vote of Security Holders       9


                                     PART II

     Item  5.     Market  for  Registrant's Class A Units and Related
                       Unitholder Matters                                     10
     Item  6.     Selected  Financial  and  Operating  Data                   10
     Item  7.     Management's  Discussion  and  Analysis  of
                       Financial  Condition  and  Results  of  Operations     12
     Item  8.     Financial  Statements  and  Supplementary  Data             23
     Item  9.     Changes  in  and  Disagreements  with  Accountants
                       on  Accounting  and  Financial  Disclosure             54


                                    PART III

     Item  10.     Directors  and  Executive  Officers  of  the  Company
                       and EMC                                                54
     Item  11.     Executive  Compensation                                    56
     Item  12.     Security  Ownership  of  Certain  Unitholders  and
                       Management                                             58
     Item  13.     Certain  Relationships  and  Related  Transactions         59


                                     PART IV

     Item  14.     Exhibits,  Financial  Statement Schedules and Reports
                       on Form  8-K                                           59

                                     PART I

ITEM  1.  BUSINESS

GENERAL

     Equus Gaming Company L.P. (the "Company"), a Virginia limited partnership, is engaged in thoroughbred racing, wagering and other gaming businesses in the Caribbean, Central and South America. Through its subsidiaries, the Company operates four racetracks and manages an off-track betting (OTB) system in the various countries where the Company operates. Equus Management Company ("EMC") is the general partner of the Company.

     The  Company  has  a  99%  interest  in Housing Development Associates S.E.
("HDA"), the owner of El Comandante Racetrack ("El Comandante"), the only licensed thoroughbred racing facility in Puerto Rico. El Comandante has operated since January 1, 1998 as a wholly-owned subsidiary of HDA, El Comandante Management Company, LLC ("ECMC").

     The Company has a 55% interest in Galapagos, S.A. ("Galapagos"), the operator since April 1995 of the V Centenario Racetrack in the Dominican Republic ("V Centenario") and a 51% interest in Equus Entertainment de Panama, S.A. ("Equus-Panama"), the operator since January 1, 1998 of the Presidente Remon Race Track in the Republic of Panama ("Presidente Remon"). Both racetracks are government-owned and operated by the Company's subsidiaries under long-term license contracts. The Company also has since early 1999 a controlling 50% interest in Equus-Comuneros and in 2000 a controlling 100% interest in Equus-Uruguay, S.A.

     The company also has a controlling 100% interest in Satellite Service International, Inc. ("SSI") and Agency Betting Network, Inc. ("ABN"). SSI will provide up-link services, satellite time (contracted from a third party), and leasing of video and data telecommunication equipment, to transmit (or simulcast) live races from and to the Company's racetracks and OTB agencies, including live races from outside the Company's operational territories to the agency distribution network in order to increase the level of wagering revenues through the Company's OTB system. ABN is establishing and operating an OTB agency system in Colombia in conjunction with Los Comuneros Race Track in Medellin, Colombia ("Los Comuneros"), owned and operated by Equus Comuneros S.A. ("Equus-Comuneros"). The Colombia OTB system is expected to operate in Bogota, Medellin and other major cities.

          At the present time, the Company is expanding and implementing a high-technology satellite communication (video and data -VSAT system) eventually reaching all OTB agencies in its system. The consolidation of the Company's telecommunication needs via this system will ensure greater efficiency and reliability, both for local distribution within each jurisdiction and for integration of its wagering markets into a single network.


A.  PUERTO  RICO  OPERATIONS

     El Comandante is the leading racetrack in the Caribbean when measured in gross dollars wagered. Thoroughbred horse racing has been conducted continuously at El Comandante since 1976 and at a predecessor facility since 1957. Races are currently run 52 weeks per year, generally five days per week (Monday, Wednesday, Friday, Saturday and Sunday). Wagering is conducted through facilities at the racetrack and at independently-owned OTB agencies that are linked via on-line computers to El Comandante. During 2000, there were approximately 650 OTB agencies in operation. Management expects to open an additional 50 OTB agencies in the year 2001.

     Since commencing the on-line wagering system, all of El Comandante's races have been broadcast via commercial television in Puerto Rico. The contract for production of the televised program expired in December of 2000 and as of January of 2001 production was integrated with the racetrack's operations at a substantial saving. The telecast permits OTB patrons to monitor odds and handicapping information until post time and then to view the live race. Live races are currently broadcasted through an agreement with S&E Network, Inc. ("S&E"). The Company is implementing a high technology communication system (data and video-VSAT) with a satellite link (HUB) in Puerto Rico having the capacity to simulcast live races to other operations and to countries in the Caribbean and South America.

     ECMC has a new contract effective July 1, 2000 with the Puerto Rico horseowners confederation requiring that horseowners supply sufficient horses to conduct racing operations in accordance with the racing program approved by the Puerto Rico Racing Board, which stipulates a minimum of forty (40) races per week. The contract obligates ECMC to provide stables and related facilities. The contract, which establishes the amount to be paid to horseowners as purses and other economic terms and its amendment of March 16, 2001 expires on December 31, 2010.

     COMPETITION. El Comandante, the only licensed thoroughbred racetrack facility in Puerto Rico, is operated by ECMC under an operating license granted by the Puerto Rico Racing Board. The operating license provides ECMC with the exclusive right through December 14, 2004, to operate a race track in the San Juan Region (the largest of three regions in Puerto Rico) which includes the San Juan metropolitan area and over three-fourths of the northern half of the Island; the exclusive right to conduct all types of authorized betting throughout Puerto Rico, based on races held at El Comandante; and the right to hold a minimum of 180 day or night-race days per year. Until the expiration of the Operating License, no other thoroughbred racetrack license for the San Juan Region may be issued.

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

     ECMC could face competition if an application that has been filed with the Racing Board for a competing race track outside the San Juan Region in the south western part of the island is approved. Public hearings began in December, 2000. The competing application is requesting that racing days be split between ECMC and the proposed race track. If approved, and built, the proposed race track would compete for the already shortage of horses, OTB agencies and wagering dollars. This would materially impact the ability for ECMC to survive. Management is opposing the proposed race track on the basis that two (2) race tracks cannot operate in the Puerto Rico market.

     EMPLOYEES. ECMC had approximately 241 employees as of December 31, 2000. There were 70 employees working in the mutuel, print shop, racing closed circuit television and help desk departments covered by a collective bargaining agreement between ECMC and El Comandante Racetrack Employees Union, which expired August 23, 1998 and was renewed in January 15, 2001 for a three-year period; 100 employees performing building and premises maintenance services covered by a collective bargaining agreement between ECMC and the General Workers Union, which began March 1, 2000, for a three year period. There were 71 employees working in administrative positions. All the security guards positions were eliminated at the end of 1999 and an outsourcing agreement for security services was signed between ECMC and the Rangers American of Puerto Rico for a period of one year, with yearly renewable options, which have since been exercised, commencing in January 2000. In an effort to evaluate its personnel needs and requirements, ECMC implemented a computerized accounting and management information system that has resulted in a reduction in the number of employees from 241 to 180 as of March 15, 2001.

B.  DOMINICAN  REPUBLIC  OPERATIONS

     In 1995, Galapagos was selected by the Dominican Republic Racing Commission to operate the government-owned V Centenario racetrack in Santo Domingo pursuant to a ten-year agreement ending April 2005. The contract may be renewed for additional ten-year periods by mutual agreement of the parties. The contract also provides Galapagos with the right to develop off-track betting in the Dominican Republic and the exclusive right to simulcast live horse races from other countries into the Dominican Republic. During the year 2000, the Dominican Republic government authorized its National Racing Commission to initiate negotiations to extend the agreement for an additional ten-year period.

     At  December  31,  2000  there  were  approximately  265  installed and 202
operating  OTB  agencies  in  the  Dominican  Republic.   The  OTB system in the
Dominican Republic has been negatively impacted by the inability to obtain dependable broadcasting of live races by commercial television with broad island-wide penetration. During the year 2001, the Company expects to complete the installation of the video and data transmission system (VSAT) with a communications center that will be more efficient, reliable and economical than conventional telephone lines and television airtime.

     Currently, live racing is conducted three days per week with a six-race card. Full card wagering on simulcast races from El Comandante is offered five days a week. During the year 2001 Galapagos, S.A. will participate in an international pool bet (pick 3, 6, 9) on simulcast races from the United States which management believes will attract local racing fans because of potentially large pool prizes. During the first quarter of 2001, the Company presented to the Dominican Republic government a legislative proposal to reduce taxes by avoiding double taxation in the Dominican Republic and Puerto Rico on winning tickets. The proposed legislation also provides for economic and investment incentives to further improve the racing program and betting options, increase the pool of horses and upgrade video transmission.

     In 2001, Galapagos S.A. has applied to the Government for a sports book license. If approved, this would be an added source of revenue for the Company.

     LOTTERY. Galapagos has a five-year contract with a private operator (Autotote) to provide the wagering distribution system for a government-sponsored electronic lottery, which commenced on November 1, 1997. Lottery games are sold at OTB agencies selected by Galapagos and at agencies selected by the lottery operator. Galapagos' commissions (net of fees paid to a third party) are 1% of gross lottery sales at lottery agencies and 2% of gross lottery sales at OTB agencies. In addition, the lottery operator pays Galapagos a monthly fee for each OTB agency that sells lottery games as reimbursement for a 50% share of telephone line costs. Galapagos also selects the lottery agencies to take Pick 6 pool wagers on Galapagos' live and simulcast races.

     In June 2000 the operator unilaterally discontinued using the Company's wagering distribution system and entered into a private agreement with the service provider. At the present, this and other issues are the subject of arbitration proceedings.

     COMPETITION. Galapagos faces competition from other forms of gambling in the Dominican Republic. The Dominican Republic Government operates a ticket lottery and an electronic lottery throughout the country. The electronic lottery which commenced operations in November 1997 has steadily increased its share of the gaming market. Lottery wagering shows strong cyclical patterns directly linked to the amount accumulated in the jackpot. The lottery which carried jackpot prizes exceeding US$6 million on two Saturdays in 2000 decreased the betting handle on the best racing day of the week. The pick-6 wager represents roughly 40% of betting handle. There are approximately 3,000 independent sports betting agencies in the Dominican Republic. There were approximately 153 OTB agencies at December 31, 2000. Wagering on baseball is particularly popular. Wagering on cock fighting is both legal and popular in the Dominican Republic. Casino gaming is permitted at hotels with a minimum of 100 rooms and there are 25 licensed casinos in operation. Galapagos also faces competition from illegal gambling.

     EMPLOYEES. Galapagos had 139 employees at December 31, 2000. Galapagos has no agreements with unions and has not experienced any work stoppage or material labor difficulties.


C.  PANAMA  OPERATIONS

     Equus-Panama operates the government-owned Presidente Remon racetrack in Panama City pursuant to a 20-year agreement ending in December 2017. The contract also gives Equus-Panama the right to develop off-track betting in Panama and the exclusive right to simulcast horse races from and into Panama, the right to operate up to 500 slot machines and sport betting at the racetrack. Upon execution of the contract, Equus-Panama paid $2.2 million to the Panama Government. Equus-Panama began simulcasting races from the United States on January 2, 1998 and live racing commenced on February 14, 1998, after major improvements to the racing strip and facilities.

     At  December  31,  2000,  there  were  125  OTB  agencies  in  Panama City.

     Equus-Panama has contracted with a third party to supply slot machines and a sport book operation at the racetrack. The third party operator has installed 125 slot machines and set-up a sports book operation. Final approval of the license occurred in April 2001.

     At the present time, live racing at Presidente Remon is transmitted via microwave. Cable television OTB agencies outside the metropolitan broadcast area are dependent on transmission by radio. Equus-Panama is in the process of providing a new communication and video system (VSAT) for all OTB agencies and plans to increase the number of agencies throughout Panama, including remote parts of the country where video and communication coverage has been either non-existent or unreliable.

     COMPETITION. Equus-Panama faces competition from other forms of legalized gambling in Panama. There are 12 licensed casinos in Panama offering cards, dice games and slot machines plus 15 slot machine parlors. The Panama
Government  has  operated  a  lottery  for  more  than  50  years.

     EMPLOYEES.  At  December  31,  2000,  Equus-Panama  had  255  employees.


D.  COLOMBIA  OPERATIONS

     Since the beginning of 1999, Equus-Comuneros has owned and operated Los Comuneros Racetrack in Medellin, Colombia. Prior to the Company's involvement in these operations, Los Comuneros hosted one live meet per week with an average handle of approximately $100,000, and employed an OTB system with a limited number of sites and technology. During 2000 Los Comuneros operated approximately 150 OTB agencies. Wagering revenues from those agencies was minimal due to limitations in the number of live races and a lack of simulcast races from other countries.

     In December 2000 the Racing Board approved more live races and simulcasting from other countries. In 2000, the Company entered into a totalizator agreement with United Tote for state-of-the-art terminals that is expected to increase significantly OTB agency betting.

     The OTB agency network operated by ABN, a wholly owned Puerto Rican subsidiary of the Company, will be equipped with improved satellite video and data communication equipment with the capacity to service major cities in Colombia. As of December 31, 2000, approximately 85 ABN antennas were installed in Colombia.

     ABN has also applied to the Government for a Sports Betting license (gambling machines). If granted, it could have a material positive impact on future earnings.

     COMPETITION.   Equus-Comuneros  faces  competition  from  other  forms  of legalized  gambling  in  Colombia,  including  a  lottery  system.

     EMPLOYEES.   At  December  31,  2000  Equus-Comuneros had 120 employees. On race  days  there  are  an additional 55 employees operating the betting system.


E.  URUGUAY  OPERATIONS

     In 2000, the Company was awarded exclusive rights by the Government of Uruguay to operate the Maronas racetrack in Montevideo and an off-track betting agency network together with the right to operate up to 1,500 slot machines in 5 locations.

     The necessary restoration of the racetrack would, in management's opinion, require an initial investment of $12 million. Efforts to raise the $12 million by the due date were unsuccessful. Consequently, the concession expired in March 31, 2001, and the Company's bid bond in the amount of $450,000 was forfeited and thus, expensed during the fiscal year 2001.

     If, as believed, the Government intends to offer the Moronas racetrack for bid, the Company may bid again.


F.  SATELLITE  SERVICES  INTERNATIONAL,  INC.  ("SSI")

     SSI, a wholly owned subsidiary of Equus Gaming Company L.P., will provide up-link services, satellite time (contracted thru a third party), and lease video and data telecommunications equipment to transmit (or simulcast) live races between the Company's racetracks and the OTB agencies. SSI will receive a percentage of wagering handle on simulcast faces throughout the Equus network.

     The main asset of SSI is the VSAT System consisting of a hub, satellite channel and remote VSAT's in each jurisdiction where the Company has pari-mutuel wagering. Upon completion, the integrated system will be more efficient and reliable than the terrestrial telephone lines currently utilized. In September 2000, SSI retained the services of a third party network management firm to oversee the implementation of the network and provide 24-hour maintenance.

     As of December 31, 2000, the physical assets of SSI consisted of the following:

     (a)  Hub  Master  Earth  Station  in  San  Juan,  Puerto  Rico

     (b)  Satellite  Uplink  Stations  in  San  Juan,  Puerto  Rico

     (c) VSAT and video telecommunications equipment for 930 OTB sites in Puerto Rico, Colombia, Dominican Republic and Panama.

     In addition to providing video and data transmission services for pari-mutuel wagering, the VSAT System will offer data transmission services to closed user communities that rely on interactive broadband applications independent from terrestrial lines such as "pay at the pump" gasoline stations, pharmacy prescription networks and lottery sales.


G.  AGENCY  BETTING  NETWORK,  INC.  ("ABN")

     ABN is a wholly owned subsidiary of Equus Gaming, L.P. which is currently installing and operating an OTB agency system in Colombia, to provide satellite and data communication system, which is contemplated to reach and penetrate all of the major cities in Colombia.


H.  VIRGINIA  RACING  LICENSE

     During 1999 the Company attempted to acquire a license to own and operate a horse racetrack in Prince William County, Virginia. On November 17, 1999 the Virginia Racing Commission made a final decision not to award the Virginia License to any of the applicants. The Company wrote-off all costs associated with the license application in 1999.


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

     These properties were severely damaged by Hurricane Georges in 1998. The grandstand and clubhouse were rebuilt on a reduced scale in late 1998 and finalized in 1999.

     ECMC also owns certain race track and telecommunication equipment used in the operation of El Comandante and the off-track betting system.

     V CENTENARIO. Galapagos leases V Centenario from the Dominican Republic Government. V Centenario is situated on a parcel of land, approximately 7.5 miles east of Santo Domingo, Dominican Republic. V Centenario properties include the following:

     a. A building consisting of grandstand and clubhouse with seating for over 4,200 and total capacity in excess of 10,000, including an air-conditioned dining room with seating for 400;

     b. Racing facilities, including a one-mile oval strip with a seven-furlong chute and a 1,400 meter exercise track;

     c.   Barn  area  and  related  facilities,  including  950  horse  stalls;

     d.   Paved  parking  area  that  accommodates  1,100  vehicles.

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

     PRESIDENTE REMON. Equus-Panama leases Presidente Remon from the Panama Government. Presidente Remon is situated on a 175-acre parcel of land in Juan Diaz, Panama, approximately 5 miles east of downtown Panama City. Presidente Remon properties include the following:

     a. A building consisting of grandstand and clubhouse with seating for over 2,000 and a total capacity in excess of 10,000, including air-conditioned dining rooms with total seating capacity of 400;

     b. Racing facilities, including a one-mile oval strip with a seven-furlong chute, a ten-furlong chute, and a 1,400-meter exercise track.

     c.   Barn  area  and  related  facilities,  including  1,200  horse stalls;

     d.   Paved  parking  area  that  accommodates  600  vehicles.

     Equus-Panama also owns certain race track and telecommunication equipment used in the operation of Presidente Remon and the off-track betting system.

     LOS COMUNEROS. Equus-Comuneros is the owner of Los Comuneros, situated in Medellin, Colombia. Los Comuneros properties include the following:

     a. A building consisting of grandstand and clubhouse with total seating capacity of 5,500;

     b. Racing facilities, including a 1,300-meter oval strip with a six-furlong chute;

     c.   Barn  area  and  related  facilities,  including  300  horse  stalls;

     d.   Parking  area  that  accommodates  500  vehicles.


ITEM  3.   LEGAL  PROCEEDINGS

     Autotote Systems, Inc. ("Autotote") a provider of totalizator services, has filed claims against Galapagos, S.A. ("Galapagos"), Equus Comuneros, S.A. ("Equus Comuneros"), Equus Gaming Panama, S.A. ("Equus- Panama") and El Comandante Management Company ("ECMC") for unpaid service fees and against Equus Comuneros for liquidated damages.

     The  amounts  claimed  as  of  March  14,  2001  are  as  follows:

     a.     El  Comandante                         $186,415  plus  interest

     b.     Galapagos                              $194,977  plus  interest

     c.     Equus  Panama                          $227,379  plus  interest

     d.     Equus  Comuneros                       $584,262  plus  interest

     e.     Equus  Comuneros  (damages)            $2,276,780


     Equus Panama has agreed to pay the amount claimed; each of the other companies has contested the claims on the grounds that Autotote breached material contractual obligations.

     El Comandante and Galapagos have also filed counterclaims against Autotote.

     The arbitration hearings concluded on April 9, 2001; rulings on the various claims and counterclaims are expected on or before May 15, 2001.

     In addition, the Company has disputed various cases since 1991 related to the volume of business tax as assessed by the Municipality of Can vanas, Puerto Rico, in which El Comandante racetrack. The Company's basis for the dispute relates to the fact that the local municipality of Can vanas is assessing as volume of business, the sales commissions earned by the numerous OTB agencies, located throughout the island of Puerto Rico, while the OTB agencies are also reporting and paying in their local communities the volume of business conducted in their individual agencies. The Company claims this is a case of double taxation and that the Company should not be taxed on the agencies volume business sales. The Appellate Court of Puerto Rico ruled in favor of the Municipality of Canovanas and confirmed the deficiencies. The Puerto Rico Supreme Court denied a petition for hearing the case and as result the Appellate Court's decision became final.

The following schedule lists the deficiencies that have not been paid since 1993 and which are included within Accounts Payable and Accrued Liabilities as of December 31, 2000.


                FISCAL  TAX  YEAR            DEFICIENCY
                -----------------            ----------

                     93-94                  $   94,887
                     96-97                     159,526
                     97-98                     155,166
                     98-99                     138,783
                     99-00                     114,374
                     00-01                     131,326
                                             ---------

               Total  deficiency            $  794,062
                                            ==========


     The Company and certain of its subsidiaries are presently named defendants in various lawsuits and could be subject to other claims arising out of its business operations. Management, based in part upon advice from legal counsel, believes that the results of such actions will not have a material adverse impact on the Company's financial position or results of operations.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Not  applicable.

                                     PART II

ITEM  5.  MARKET  FOR  REGISTRANT'S  UNITS  AND  RELATED  UNITHOLDER  MATTERS

     The Units, which represent the assignment of beneficial ownership of the Company's Class A limited partnership interests, have been listed and traded on Nasdaq National Market System since February 7, 1995 and, effective December 8, 1998, on Nasdaq SmallCap Market System. The following table sets forth, for the periods indicated, the high and low sales prices per Unit, as reported by the Nasdaq Stock Market, and cash distributions paid to Unitholders during these periods. In January 2001 the Company was delisted from the Nasdaq Stock Market.

              CASH DISTRIBUTIONS     PRICE RANGE OF UNITS
              ------------------     --------------------
              TOTAL     PER UNIT     HIGH            LOW
              -----     --------     ----           -----
2000 QUARTER
  Fourth          -         -        1.375          0.813
  Third           -         -        1.500          0.875
  Second          -         -        1.375          0.875
  First           -         -        1.437          1.000

1999 QUARTER
  Fourth          -         -        2.000          0.969
  Third           -         -        2.000          1.250
  Second          -         -        2.250          1.063
  First           -         -        1.625          0.813

     On April 5, 2001, the closing sale price of Units was $0.85 as reported on Nasdaq. As of April 5, 2001, there were 14,389,824 Units outstanding and approximately 209 Unitholders of record. On the units outstanding, 3,082,892 have not been registered under the Securities Exchange Act of 1934, and therefore, cannot be traded.

     The Company does not expect to make cash distributions to its Unitholders in the foreseeable future. The Company's principal source of cash has been distributions from HDA. The trust indenture related to the First Mortgage Notes limits distributions by HDA to the Company to approximately 48% of HDA's consolidated net income. It allows additional cash distributions only if certain debt coverage ratios are met. To date these ratios have not been achieved, nor is it likely they will be in 2001.


ITEM  6.  SELECTED  FINANCIAL  AND  OPERATING  DATA

     The following table sets forth selected financial data for the Company. The historical income statement and balance sheet data is derived from the audited consolidated financial statements of the Company for each of the years in the periods ended December 31, 2000. This information should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements of the Company and related notes (see Item 8) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (see Item 7).

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                              HISTORICAL (1)
                                            -----------------------------------------------------  PROFORMA
                                              2000       1999       1998       1997       1996     1997 (2)
                                            ---------  ---------  ---------  ---------  ---------  --------
EARNINGS STATEMENT DATA:
Revenues:
  Commissions on wagering                   $ 64,387   $ 66,744   $ 52,529   $  4,619   $  4,513   $ 59,512
  Net revenues from lottery services             168        546        656         88          -         88
  Income from insurance settlement                 -          -     12,856          -          -          -
  Rental income (3)                                -          -          -     13,720     14,321
  Gain from sale of assets                       180          -          -      4,669        581      4,669
  Other Revenues                               3,857      4,035      2,931      1,487      3,029      3,949
                                            ---------  ---------  ---------  ---------  ---------  ---------
                                              68,592     71,325     68,972     24,583     22,444     68,218
Payments to horseowners                       31,146     32,697     25,996      2,309      2,257     29,669
Other expenses                                35,252     29,954     27,617      6,460      7,390     23,558
                                            ---------  ---------  ---------  ---------  ---------  ---------
                                               2,194      8,674     15,359     15,814     12,797     14,991
Financial expenses                            10,473      8,480      9,109      8,735      9,048      9,013
Depreciation and amortization                  4,261      3,594      3,756      2,368      2,649      3,303
Impairment loss on El Comandante
  intangible                                       -          -      3,136          -          -          -
                                            ---------  ---------  ---------  ---------  ---------  ---------
                                             (12,540)    (3,400)      (642)     4,711      1,100      2,675
Provision for income taxes                       620        742      1,110      1,028        400        505
Minority interest in (losses) earnings (4)    (1,315)    (1,030)       228       (878)       127       (878)
Extraordinary income (loss) (5)                    -         22        167       (326)         -      1,558
Cumulative effect                                  -          -       (403)         -          -          -
                                            ---------  ---------  ---------  ---------  ---------  ---------
Net (loss) earnings                         $(11,845)  $ (3,090)  $ (1,760)  $  2,479   $    827   $  2,850
                                            =========  =========  =========  =========  =========  =========
Net (loss) earnings per unit (6)               (1.39)  $  (0.39)  $  (0.28)  $   0.39   $   0.13   $   0.45

                                                                   DECEMBER 31,
                                            ------------------------------------------------------
                                                2000       1999       1998       1997       1996
                                            ---------  ---------  ---------  ---------  ----------
BALANCE SHEET DATA:
------------------------------------------
Cash and cash equivalents                   $  7,437   $  2,308   $  6,637   $    508   $  4,268
Race tracks property and
  equipment (7)                               59,755     59,857     47,470     45,056     45,956
Deferred costs                                 4,010      4,992      5,375      6,316      4,426
Receivables from ECOC (3)                          -          -          -      3,106      2,780
Investment in S&E (8)                              -          -          -          -      2,223
Total assets                                  80,135     70,943     64,039     56,187     60,586
First Mortgage Notes and
  accrued interest                            57,584     53,834     56,512     63,681     66,737
Notes, bonds payable and
  capital lease obligations                   10,283     13,461      9,091      1,876      1,073
Total liabilities                            100,347     85,728     78,105     68,280     71,775
Partners' deficit                            (20,212)   (14,785)   (14,066)   (12,093)   (11,189)

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

(3)  Relates  to  rent  paid  by  ECOC  to  HDA  until  December  31,  1997.

(4) Includes minority interest in losses of Galapagos, Equus-Panama and Equus-Comuneros net of the Company's minority interest in HDA's net earnings. For 2000, 1999, 1998 and 1997 the amount recognized as the minority interest in Galapagos' losses was limited to the minority partners' investment (see Note 1 to the Company's consolidated financial statements).

(5) Represents premium (discount) on the early redemption and the purchase in the open market of First Mortgage Notes and corresponding write-off of deferred financing costs and note discount. On a proforma basis in 1997, it also includes income from the cancellation of certain indebtedness of ECOC.

(6) Net (losses) earnings allocable to the units are based on an interest of approximately 99%. The remaining 1% is held by the Company's general partner. The per unit amount is calculated based on weighted average of Units outstanding since the distribution on February 6, 1995 of 8,505,398 in 2000, 7,796,191 in 1999, 6,342,606 in 1998, 6,333,617 in 1997 and 1996.

(7) Includes a step-up of $5,650,000, resulting from the issuance of Units by the Company for a 15% interest in HDA on March 8, 1995, net of related accumulated depreciation and reduced by a net write-off in 1998 of $919,580 in connection with damage caused by Hurricane Georges to El Comandante Race Track. The net book value of the asset resulting from the step-up at December 31, 2000, 1999, 1998, 1997, and 1996 was approximately $3,669,520,
     $4,234,000,  $3,970,180,  $5,097,000,  and  $5,274,000,  respectively.

(8) In 1996 this amount consisted of licenses, property and equipment and other assets of the Television Stations owned by S & E Network, Inc, a former subsidiary of the Company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's results of operations are principally attributable to its interests in thoroughbred horse race tracks in four countries, each of which is owned and/or operated by a subsidiary: (i) El Comandante in Puerto Rico, owned by Housing Development Associates S.E. ("HDA") and operated since January 1, 1998 by El Comandante Management Company, LLC ("ECMC"), (ii) V Centenario in the Dominican Republic, operated since April 1995 by Galapagos S.A., (iii) Presidente Remon in Panama, operated since January 1, 1998 by Equus
Entertainment de Panama, S.A. ("Equus-Panama"), and (iv) Los Comuneros in Medellin, Colombia, owned and operated since early 1999 by Equus Comuneros, S.A. ("Equus-Comuneros")

     The Company formerly had an interest in three UHF television stations in Puerto Rico (the "Television Stations"), which were sold in transactions closed in August 1996 and January 1997.

     The following discussion compares: (i) the results of operations of the Company for 2000 with the results for 1999 and (ii) the Company's consolidated results of operations for 1999 with results for 1998. Effective January 1, 1998 HDA terminated the lease agreement with El Comandante Operating Company, Inc. ("ECOC") and commenced operating El Comandante through ECMC, its wholly-owned subsidiary (the "Proforma Transaction"). As a result, the Company's historical results of operations for 1998 are not readily comparable with results of operations for 1997. Accordingly, the unaudited proforma results for 1997 have also been presented as if the Proforma Transaction had occurred on January 1, 1997 and the accounts of ECOC had been included in the Company's historical results of operations, after eliminating all intercompany transactions.


THE  COMPANY'S  RESULTS  OF  OPERATIONS

2000  COMPARED  TO  1999
------------------------

REVENUES

     Consolidated Revenues decreased by approximately $2,733,000, or 3.8%, in 2000 to $68,592 from $71,325,000 in 1999.

     COMMISSIONS  ON  WAGERING

     Commissions on wagering decreased by approximately $2,357,000 (3.5%) in 2000 to $64,387,000 as compared to $66,745,000 in 1999. The decrease in commissions was attributable to the following operations: El Comandante ($1,105,000), Galapagos ($520,000), and Panama ($848,000), net of the increase in  commissions  attributable  to  Colombia  ($115,000).

     During contract negotiations in January 2000, the Puerto Rico horseowners cancelled their prior approval of simulcast of live races from Puerto Rico to the Dominican Republic. In February this action was reversed by the Racing Board. This cancellation had an adverse economic impact on commissions on wagering in the Dominican Republic and Puerto Rico. In July 2000 the Puerto Rico Horseowners' Association reached an agreement with El Comandante Management Company on a new 10-year contract providing for simulcasting of races.

     PUERTO RICO. Commissions on wagering at El Comandante decreased $1,105,000(2.1%) from $52,076,000 in 1999 to $50,971,000 in 2000. Commissions on wagering are directly related to the racetrack handle, which has been in decline and hence a decline in the racetracks' commissions. There was a drop in off track betting of $9,780,000. El Comandante experienced declines in betting handle as a result of the poor racing program due to lack of proper scheduling of races by the Government Racing Authorities.


     Substantial increases in on track and simulcasting commissions did not compensate for the decline in off track wagering.

     PANAMA. Commissions on wagering at Presidente Remon decreased by $848,000 (9.0%) from $9,388,000 in 1999 to $8,540,000 in 2000. The decrease was attributable  to  a  decline  in  the  economy.

     DOMINICAN REPUBLIC. Commissions on wagering at V Centenario decreased by $520,000 (13.6%) from $3,835,000 in 1999 to $3,315,000 in 2000. This decrease was primarily attributable to the interruption and simulcast races in the first quarter of the year, as well as lower numbers of agencies in operation due to transmission and telecommunications interruptions.

     COLOMBIA. Commissions on wagering at Los Comuneros increased by $115,000 (8.0%) from $1,445,000 in 1999 to $1,560,000 in 2000. This increase was primarily due to the opening of new OTB agencies and expanded wagering from simulcasting.

     NET  REVENUES  FROM  LOTTERY  SERVICES

     During 2000 net revenues from lottery services by Galapagos decreased by approximately $377,000 compared to 1999. The decrease was due to a reduction in the amount billed to the lottery operator as reimbursement for telephone line costs, pursuant to an amendment to the contract.

     Since June 30, 2000, Autotote has provided services directly to the Lottery Operations [Dominican International Electronic Lottery, Inc. (LEIDSA)] and refused to pay Galapagos service fees under its service contract. The Company has filed suit in Federal Court in Puerto Rico against Autotote and is also pursuing arbitration.

     OTHER  REVENUES

     During 2000 other revenues decreased by approximately $178,000 as compared to 1999. El Comandante card sales "impresos" decreased by $98,000, because of the decrease in wagering. Galapagos lost lottery commissions beginning the end of June, 2000 as noted.

     GAIN  ON  SALE  OF  ASSETS
 .
     The gain of $180,000 is attributable to the sale of a television license in Panama no longer needed.


EXPENSES

     For reasons set forth below, total expenses during the year ended  December
2000  increased by $6,407,000 (8.6%) compared to 1999.    Some of these expenses
were  non-recurring  and  are  reported  below  under  appropriate  categories.

     PAYMENTS  TO  HORSEOWNERS

     Payment of purses to horseowners decreased $1,551,000 (4.7%) in 2000 compared to 1999 as noted below:

                                                 Increase
                        2000         1999       (decrease)
                     -----------  -----------  ------------
ECMC (a)             $25,529,000  $26,037,000  $  (508,000)
Panama                 2,691,000    3,900,000   (1,209,000)
Dominican Republic     1,623,000    1,913,000     (290,000)
Colombia               1,302,000      846,000      456,000
                     -----------  -----------  ------------
                     $31,145,000  $32,696,000  $(1,551,000)
                     ===========  ===========  ============

(a)  Summary  of  new  horseowners  contract  provision  for  ECMC:

     The new Puerto Rico horseowners contract, signed in July 2000, provides for a non-recurring cash payment of approximately $1 million. Approximately $673,000 was accrued in 1999. The remaining $364,000 was charged to operating expenses in 2000.

     Under the contract, the horseowners are guaranteed minimum earnings of $25,032,000 for 2000 and 2001. ECMC is obligated among other items to pay the horseowners $90,000 annually for administrative costs and 50% of the principal and interest owed on an outstanding horseowners loan with a principal balance due of $526,000, plus accrued interest. ECMC must also invest $3,000,000 in improvements to the racetrack during the 10-year term of the contract, as well as provide $2,000,000 of financing for the purchase of horses.

     Additional costs incurred in the year 2000 related to the new horseowners contract are included in other expenses.

     On March 16, 2001 an "Addendum to Contract" was executed by the Horseowners Confederation and the Company, whereby the parties jointly agreed to:

     (i)  Increase  the  number of simulcast races each live race day from three
          (3)  to  six  (6).

     (ii) Place three (3) of the simulcast races before the first live race and place three (3) intermingled races after the fifth live race;.

     (iii)Include simulcasting of nine (9) to twelve (12) races on Thursdays, a day in which currently there are no live races.

     (iv) In consideration for the above items, ECMC will pay an additional $1,000,000 to the Horseowners Confederation if approved by the Racing Board.

     A joint petition was recently filed with the Puerto Rico Racing Board to request approval for the additional simulcast races mentioned above.

     FINANCIAL  EXPENSES

     Financial expenses increased by $1,993,000 (23.5%) compared to 1999, primarily related to use of line of credit facilities for development of agency operations, including additional agencies and improvements in simulcast and transmission facilities, and a non-recurring charge off of expenses incurred in negotiating a loan that would have provided funding for the VSAT equipment and the purchase of the outstanding mortgage notes. In the end, the terms offered by the lender were not acceptable to the Company.

     DEPRECIATION  AND  AMORTIZATION

     Depreciation in 2000 increased by $667,000 (18.6%) compared to 1999, primarily due to capital improvements at El Comandante.

     OTHER  EXPENSES

     Other expenses increased by $5,300,000 (17.7%) to $35,252,000 from $29,954,000 in 1999, attributable to the new horseowners contract, increased racetrack security costs and expenses relating to SSI and VSAT. Other increases were in professional fees (increase of $304,000) in connection with the unsuccessful financing, travel expenses incurred in connection with the Uruguay project, and utility increases due to Friday night racing, as well as an overall increase in electricity costs.


PROVISION  FOR  INCOME  TAXES

     The provision for income tax is primarily attributable to the Puerto Rico operations.


MINORITY  INTEREST

     The Company's minority interest shown represents the pro-rata share of loss allocable to minority partner interests in HDA, Galapagos, Equus-Panama and Equus-Comuneros. Because accumulated losses of Galapagos allocable to minority partners exceeded their investment during 2000 and 1999, the Company did not recognize a minority interest in losses of Galapagos. If Galapagos generates profits in 2001, no minority interest will be recognized by the Company in profits up to $1,846,786.


1999  COMPARED  TO  1998
------------------------

REVENUES

     Consolidated Revenues increased by $2,352,000, or 3.4%, in 1999 to $71,325,000 from $68,973,000 in 1998. Out of total revenues of $68,973,000 in
1998, the Company received $12,857,000 (18.6%) from the insurance settlement in connection with hurricane damage to El Comandante and V Centenario. Almost all revenues for 1999 were derived from operations.

     COMMISSIONS  ON  WAGERING

     Commissions on wagering increased by $14,215,000 (27.1%) in 1999 to $66,744,000 compared to $52,529,000 in 1998. Increased commissions came from El Comandante, Galapagos, Panama, and start-up operations by Equus Comuneros, which accounted for about $1,445,000 or roughly 10% of the 27.1% increase.

     PUERTO RICO. Commissions on wagering at El Comandante increased $10,996,000 (26.8%) from $41,081,000 to $52,077,000. The increase reflects a full year of continuous operations when compared to 1998 where there was an interruption of racing operations at El Comandante caused by Hurricane Georges. A change in the racing schedule effective November 14, 1998, where races are being held on Saturdays instead of Thursdays, also had a positive impact in wagering in 1999 as compared to 1998.

     PANAMA. Commissions on wagering at Presidente Remon increased by $1,580,000 (20.2%) from $7,808,000 to $9,388,000. The increase came from more
OTB  agencies  on  line  and  more  live  and  simulcast  race  days.

     DOMINICAN REPUBLIC. Commissions on wagering at V Centenario increased modestly in the face of competition from the government-licensed electronic lottery and technical difficulties arranging live broadcasting of races.

     NET  REVENUES  FROM  LOTTERY  SERVICES

     During 1999, net revenues from lottery services in the Dominican Republic decreased by $110,000, mainly due to a reduction in the amount billed to the lottery operator as reimbursement for telephone line costs, pursuant to an amendment to the contract effective in late 1998. OTB agencies stopped selling lottery tickets in September 1999 due to certain disagreements over cash payments due from the lottery operator. The disagreements were resolved in January 2000.

     INSURANCE  SETTLEMENT  (INCOME  FROM  BUSINESS  INTERRUPTION)

     Due to damage caused by Hurricane Georges, the Company received in 1998 insurance compensation totaling $10,832,000 for business interruption, and $11,596,000 for physical damage. The Company recognized a gain of $2,024,000 from property damage insurance proceeds less the write-off of the book value of property damaged.

     OTHER  REVENUES

     During 1999 other revenues increased by $1,104,000 compared to 1998. In addition to revenues of $201,000 earned by Equus-Comuneros, there was an increase of $903,000 in fees earned based on the level of wagering at El Comandante.


EXPENSES

     Total expenses increased in 1999 by $5,109,000 (7.3%) compared to 1998, primarily attributable to the start-up of operations and expenses associated with Equus-Comuneros of $3,477,000, and a net increase of $1,632,000 in expenses of the other racetracks' operations.

     PAYMENT  TO  HORSEOWNERS

     Payments of purses to horseowners increased $6,700,000 in 1999 compared to 1998. Most of this increase is related to net increases in gross wagering.

     El Comandante's contract with the horseowners confederation expired in April 1998. However, the Puerto Rico Racing Board extended the contract as an interim measure until the Company and the horseowners reach a new agreement. The Company negotiated a new contract in July, 2000 as previously noted.

     FINANCIAL  EXPENSES

     Financial expenses decreased in 1999 by $629,000 compared to 1998. Excluding financial expenses of Equus-Comuneros, there was a decrease of $891,000, mostly attributable to a reduction in financing costs of the First Mortgage Notes, resulting from the purchase in December 1998 of $7.5 million in principal amount of Notes (treated in the consolidated financial statements of the Company as a redemption) and the redemption in January 5, 1999 of $3 million in principal amount of Notes. The decrease was offset in part by an increase due to interest on $4 million in unsecured bonds issued by Equus-Panama in October 1998.

     DEPRECIATION  AND  AMORTIZATION

     Depreciation in 1999 decreased by $162,000 compared to 1998. Excluding depreciation and amortization of Equus-Comuneros, there was a decrease of $354,000, reflecting a reduction in book assets at El Comandante damaged by Hurricane Georges. Depreciation on replacement property commenced during the fourth quarter of 1999.

     IMPAIRMENT  LOSS  ON  EL  COMANDANTE  INTANGIBLE

     Upon termination of the lease agreement between ECOC and HDA, ECMC assumed the net liabilities of ECOC at January 1, 1998, amounting to $3,658,332. Management allocated the entire amount to "intangible assets," to be amortized over the remaining period of the license, through December 2004. In accordance with SFAS No. 121, the Company recognized an impairment loss of $3,135,713 as of December 31, 1998, attributable to a write-down of the value of its intangible assets.

     OTHER  EXPENSES

     Other expenses increased by $2,336,000 to $29,953,000 in 1999 from $27,617,000 in 1998. The net increase during 1999 was caused by a number of factors:

     (i) Decrease in salaries and payroll costs of El Comandante due to reduction of personnel in various departments. The Company expects to incur further labor reductions (from outsourcing security services and other administrative functions) to reduce costs.

     (ii) Increase in marketing costs due to a strong advertising and promotion campaign in Puerto Rico. Effective February 2000 the Company terminated the advertising campaign.

     (iii)Increase in insurance premiums after heavy damage caused by Hurricane Georges. The policy for 2000 was recently negotiated with new carriers for all operations at very competitive prices.

     (iv) Increase in legal fees due to current negotiations by El Comandante of the contract with the horseowners confederation. A new contract with horseowners was signed in July, 2000.

     (v) Write-off of approximately $370,000 of costs incurred in applying for licenses to own and operate a horse race track in Prince William County, Virginia. On November 17, 1999, the Virginia Racing Commission made a final decision not awarding the license to any of the applicants.


PROVISION  FOR  INCOME  TAXES

     The provision for income taxes is primarily attributable to Puerto Rico operations.


MINORITY  INTEREST

     The Company's minority interest is attributed to the income and losses allocable to the minority partners of HDA, Galapagos, Equus-Panama (effective October, 1998) and Equus-Comuneros (effective January, 1999). Because accumulated losses of Galapagos allocable to minority partners exceeded their investment, during 1999 and 1998, the Company did not recognize a minority interest in losses of Galapagos of $312,217 and $465,879, respectively.


EXTRAORDINARY  ITEM

     The extraordinary items in 1999 and 1998 relate to the early redemption and purchase of First Mortgage Notes. In June 1999, the Company recognized income of $22,680 on the purchase of $189,000 of First Mortgage Notes. In 1998 the Company recognized income of $1 million on $7.5 million of First Mortgage Notes purchased in December 1998, net of a $300,000 premium paid in connection with the redemption of $3 million of mortgage notes made on January 5, 1999. Income in 1998 was recorded net of a corresponding write-off of a portion of the note discount and deferred financing costs.


CUMULATIVE  EFFECT  OF  CHANGE  IN  ACCOUNTING  PRINCIPLE

     In connection with the early adoption by the Company of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", the Company wrote-off in 1998 the unamortized balance as of January 1, 1998 of organizational and certain other deferred costs of $550,000.


LIQUIDITY  AND  CAPITAL  RESOURCES

     OVERVIEW

     The Company is the owner of Housing Development Associates S.E. ("HDA") and its consolidated subsidiary, El Comandante Management Company LLC ("ECMC"), as well as the owner of Agency Betting Network, Inc. ("ABN"), Satellites Services International, Inc. ("SSI") and foreign subsidiaries (Equus Comuneros S.A., Equus Entertainment de Panama, S.A. and Galapagos, S.A.). The principal source of cash of Equus Gaming Company L.P. (the "Company" or, when referring to the individual entity, "Equus") is related to its ownership interest in HDA, the owner and operator (through its wholly owned subsidiary ECMC) of El Comandante Race Track in Puerto Rico. Due to certain restrictions under HDA's indenture for the issuance of its 11.75% First Mortgage Notes due 2003 (the "Indenture"), cash held by HDA or its consolidated subsidiaries (including ECMC) is restricted to ensure payment of interest and certain obligations on the First Mortgage Notes.

     The following is a discussion of the liquidity and capital resources of the Company, including HDA and its subsidiary ECMC, as well as the Company's other subsidiaries ABN and SSI. Net cash flow from foreign subsidiaries of the Company (Equus Comuneros, S.A., Equus Entertainment de Panama, S.A. and Galapagos, S.A) did not materially affect the consolidated cash flow of the Company in 2000 and these activities are not discussed herein.

LIQUIDITY  AND  CAPITAL  RESOURCES  OF  THE  COMPANY  (AND  ITS  CONSOLIDATED
SUBSIDIARIES)

     The Company recognizes its current inability to generate sufficient cash to support its operations.

     To overcome its financial problems, the Company must look to additional revenue including investment or cost savings from:

     (i) Contract changes with the Puerto Rico Horseowners Confederation to allow expanded simulcasting on live and dark days. If approved by the Racing Board, additional simulcasting is expected to generate $7-$8 million of annual revenue.

     (ii) Requesting license approval for casino and sports book operations at the racetrack in Panama.

     (iii)Requesting license approval in Colombia and Dominican Republic for casino and/or sports book operations that could generate an additional $7 million in revenues annually.

     (iv) Implementing cost reductions at all properties which could save the Company approximately $2.0 million annually.

     (v) Requesting designation of the El Comandante facility as a tourist zone to allow the addition of slot machines and authorization for low interest bonds or notes.

     (vi) Expanding simulcasting in Panama, Colombia and Dominican Republic as well as expanding pool races.

     (vii)Obtain  new  bank  financing  or  financing  by  the  Wilson  family.

     There can be no assurance that any of the above will be achieved, or if achieved, the results will be sufficient to enable the Company to continue to operate.

     Cash and cash equivalents of the Company, HDA and its consolidated subsidiary increased by approximately $5.1 million in 2000. The Company has historically met its liquidity needs from cash flow generated by (i) the operations of El Comandante racetrack, (ii) short-term loans and capital leases for acquisition of new equipment, and (iii) investment by the Wilson family.

     During 2000 principal uses of cash by the Company, HDA and its consolidated subsidiary for financing and investing activities were as follows:

     (i) Capital improvements and acquisition of equipment for SSI and El Comandante Race Track costing approximately $2.8 million.

     (ii) Payments  on  capital  leases  for  equipment  at  El  Comandante.

     (iii)Investment of $2,253,350 in Colombia through ABN for the development of the OTB network in that country.

     In addition to cash available to the Company at the beginning of the year and cash flow from operations, the Company obtained additional funds from financing and investing activities from the following sources:

     (i)  $500,000  in  advances  under  a  bank  line  of  credit.

     (ii) $6 million from the issuance by the Company of units to an accredited investor, Wilson Securities Corporation, pursuant to a private offering memorandum.

     (iii)Capital leases for equipment for El Comandante and SSI, consisting of an up-link earth station located in Panama.

     (iv) An  advance  of  $2.5  million  by  United  Tote  for working capital.

For 2001 projected principal uses of cash, other than for operating activities at El Comandante, are:

     (i)  Principal  payments  on  existing  capital  leases.

     (ii) Principal payments amounting to $3 million on a $5.5 million term loan.

     (iii)Additional investments in SSI, principally for the acquisition and installation of VSAT equipment and for payment of satellite time contracted from a third party.

     (iv) Capital expenditures, as needed and/or required for the various racing operations.

     (v)  Interest  and  principal  payments  on  the outstanding First Mortgage
          Notes.


     INVESTMENTS  IN  TELECOMMUNICATIONS  EQUIPMENT  AND  MARKET  EXPANSION

     The Company plans to install over the next twelve (12) months 1,500 VSAT (video and data communication) units for OTB agencies in all operations. The communications up-link satellite control center (the "Hub") installation is largely complete and operational. SSI will be the service provider for all telecommunications and satellite usage by the Company's affiliates. The estimated $12 million capital investment in the VSAT expansion for which financing is sought is expected to be recovered over a five-year period from the new VSAT units.

     There can be no assurance that the Company will be able to obtain the financing required to build out the proposed video and data communication system. The failure to do so could cause the Company not to have sufficient financial resources to continue to operate.

     LONG-TERM COMMITMENTS. In addition to capital leases, long-term cash commitments of the Company (excluding foreign subsidiaries) are a $5.5 million term loan, a $2.5 million unsecured note and the First Mortgage Notes.

     In December 1999 HDA obtained a $5.5 million term loan, considered Refinancing Indebtedness under the terms of the first Mortgage Note Indenture. The loan is collateralized by First Mortgage Notes purchased by the Company in the open market. Interest is payable monthly at a rate equal to one point over prime. Principal is payable in quarterly installments commencing March 31, 2000, until maturity on December 15, 2001. The stated maturity date of the term loan of $3,000,000 is scheduled for the year ending December 31, 2001.

     In August 2000 the Company obtained a $2.5 million unsecured loan at 3% over prime due in December 29, 2004. Principal and interest is to be paid from .25% of the wagering handle for the first four (4) years of the service contract with United Tote as outlined in note 4 of the consolidated financial statements, "wagering service agreement".

     HDA's First Mortgage Notes bear interest at 11.75%, payable semiannually on June 15 and December 15, and are secured by El Comandante assets. The First Mortgage Notes are redeemable, at the option of HDA, in 2001 and thereafter at 100% of the principal amount, together with accrued and unpaid interest. The maturity dates of First Mortgage Notes, reduced by prior redemptions and by the Notes purchased by ECMC, are as follows (in thousands):

                      YEAR  ENDING           NET AMOUNT
                      DECEMBER  31,         (FACE VALUE)
                      -------------         ------------
                        2001                 $   3,454
                        2002                    10,200
                        2003                    40,800
                                             ---------
                                             $  54,454
                                             =========

     As of March 28, 2001, HDA had advanced to Equus approximately $3,662,000 against allowable future distributions of profits, which is not in conformity with the terms of the Indenture.

     The Company failed to pay interest on the First Mortgage Notes due on December 15, 2000. The scheduled interest payment was paid prior to the default date of January 14, 2001.

     It is not expected that the Company will be able to meet the mandatory maturity dates of the First Mortgage Notes set forth above without obtaining additional financing from lending institutions or investors. Although the Company has had discussions with possible lenders and investors, it has received no commitments or other form of assurances that such financing will be forthcoming. Absent such financing, the Company will not be able to meet its long-term commitments.

     Equus  Comuneros,  S.A.  did  not  meet its loan payment commitments due to
financial  institutions  totaling  $269,000  as  of  December  31,  2000.   The
Company's management requested debt restructuring agreements with these financial institutions. Should noncompliance continue, the lending entities could make their guarantees effective.

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

     El Comandante is required to pay the Government of Puerto Rico various taxes on the wagering placed on thoroughbred horse races held at or simulcasted by El Comandante (Puerto Rico). The taxes on the wagering are required to be remitted to the Department of the Treasury of Puerto Rico within two (2) days of the wager being placed. El Comandante failed to remit tax payments totaling $9,949,182 from October 16, 2000 to February 7, 2001 to the Department of the Treasury of Puerto Rico. The Company is currently in negotiations with the Puerto Rico tax authorities on a payment plan whereby the overdue taxes will be paid in weekly installments of $50,000. Neither ECMC nor the Company has the financial resources to pay currently the overdue taxes.

     On April 2, 2001, the House of Representatives of the Commonwealth of Puerto Rico passed a resolution ordering an investigation of the operations of El Comandante (Puerto Rico) with emphasis on the mechanisms of physical and financial administration and the debts maintained with the Department of the Treasury of Puerto Rico and the members of the Horseowners Confederation.

     As of December 31, 2000, Equus Comuneros, S.A. owed the Tax and National Customs Administration approximately $462,000 for withholding at source tax. Management has agreed on a payment plan which has not been finalized due to the impossibility of satisfying the granting of a compliance policy.

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


ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS


To  the  partners  of
Equus  Gaming  Company  L.P.:

We have audited the accompanying consolidated balance sheets of Equus Gaming Company L.P. (A Virginia limited partnership) (the Company) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive loss, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Gal pagos S.A., Equus Comuneros S.A. and the Colombia Branch of Agency Betting Network, as of and for the year ended December 31, 2000, which reflect total assets of approximately 7% and total revenues of approximately 9% of the consolidated totals. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for these entities, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mistatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Equus Gaming Company L.P. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations, has a partners' deficit of $20,211,757, and projects a negative cash flow for 2001. These factors among others, raise substantial doubt about the Company's ability to continue as a going concern and to meet its obligations during 2001. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements as of December 31, 2000, do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/ Arthur Andersen

San  Juan,  Puerto  Rico,
March  31,  2001  (except  with  respect  to  matters  discussed in Notes 1 and 11 as to which the dates are April 2, 2001 and April 9, 2001, respectively).



Revenue  Stamp  No.  1701685
has  been  affixed  to  the  original
copy  of  this  report.

                                    EQUUS GAMING COMPANY L.P.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE YEARS ENDED DECEMBER 31,


                                                           2000           1999          1998
                                                       -------------  ------------  ------------
 REVENUES:
   Commissions on wagering                             $ 64,386,568   $66,743,923   $52,528,562
   Net revenues from lottery services                       168,493       545,568       656,145
   Income from business interruption                              -             -    10,832,370
   Gain on sale of assets                                   179,500             -     2,024,159
   Other revenues                                         3,857,475     4,035,098     2,931,330
                                                       -------------  ------------  ------------
                                                         68,592,036    71,324,589    68,972,566
                                                       -------------  ------------  ------------
 EXPENSES:
   Payments to horseowners                               31,145,951    32,697,409    25,996,556
   Salaries, wages and employee benefits                 11,106,751    11,274,027    11,910,549
   Operating expenses                                    12,450,926    10,001,437     9,798,721
   General and administrative                             5,503,943     4,196,469     2,558,300
   Marketing, television and satellite costs              6,190,552     4,482,285     3,349,619
   Financial expenses                                    10,472,892     8,479,505     9,109,311
   Depreciation and amortization                          4,260,769     3,593,839     3,756,052
   Impairment loss Intangible                                     -             -     3,135,713
                                                       -------------  ------------  ------------
                                                         81,131,784    74,724,971    69,614,821
                                                       -------------  ------------  ------------
 LOSS BEFORE INCOME TAXES, MINORITY
   INTEREST, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT   (12,539,748)   (3,400,382)     (642,255)

 PROVISION FOR INCOME TAXES                                 620,094       742,153     1,109,611
                                                       -------------  ------------  ------------

 LOSS BEFORE MINORITY INTEREST,
   EXTRAORDINARY ITEM AND CUMULATIVE EFFECT             (13,159,842)   (4,142,535)   (1,751,866)

 MINORITY INTEREST IN LOSSES                              1,314,872     1,029,458       227,720
                                                       -------------  ------------  ------------

 LOSS BEFORE EXTRAORDINARY ITEM
   AND CUMULATIVE EFFECT                                (11,844,970)   (3,113,077)   (1,524,146)

EXTRAORDINARY ITEM, NET:
  Discount on early redemption of
  First Mortgage Notes and write-off of related
    deferred financing costs and note discount                    -        22,680       167,051

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET                                                  -             -      (402,927)
                                                       -------------  ------------  ------------

NET LOSS                                               $(11,844,970)  $(3,090,397)  $(1,760,022)
                                                       =============  ============  ============
                                               (continues)

                                 EQUUS GAMING COMPANY L.P.
                         CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                             FOR THE YEARS ENDED DECEMBER 31,

                                       (CONTINUED)

                                                    2000           1999          1998
                                                -------------  ------------  ------------
 ALLOCATION OF NET LOSS:
   General partners                             $   (118,450)  $   (30,904)  $   (17,600)
   Limited partners                              (11,726,520)   (3,059,493)   (1,742,422)
                                                -------------  ------------  ------------
                                                $(11,844,970)  $(3,090,397)  $(1,760,022)
                                                =============  ============  ============

 BASIC AND DILUTED PER UNIT AMOUNTS:
   Loss before extraordinary item and
     cumulative effect of change in accounting
     principle, net                             $      (1.39)  $     (0.39)  $     (0.24)

   Extraordinary item, net                                 -             -          0.02

   Cumulative effect of change in accounting
     principle, net                                        -             -         (0.06)

   Net loss                                     $      (1.39)  $     (0.39)  $     (0.28)
                                                =============  ============  ============


 WEIGHTED AVERAGE UNITS OUTSTANDING                8,505,398     7,796,191     6,342,606
                                                =============  ============  ============

  The accompanying notes are an integral part of these consolidated statements.

                            EQUUS GAMING COMPANY L.P.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                        FOR THE YEARS ENDED DECEMBER 31,

                                        2000           1999          1998
                                    -------------  ------------  ------------
 NET LOSS                           $(11,844,970)  $(3,090,397)  $(1,760,022)

 OTHER COMPREHENSIVE LOSS:
  Currency translation adjustments       418,506      (553,146)       80,043

COMPREHENSIVE LOSS                  $(11,426,464)  $(3,643,543)  $(1,679,979)
                                    =============  ============  ============

  The accompanying notes are an integral part of these consolidated statements.

                              EQUUS GAMING COMPANY L.P.
                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                   DECEMBER 31,
                                           ----------------------------
                                               2000           1999
                                           -------------  -------------
  CASH AND CASH EQUIVALENTS:
    Unrestricted                           $  7,019,121   $  1,888,995
    Restricted                                  418,180        418,938
                                           -------------  -------------
                                              7,437,301      2,307,933
                                           -------------  -------------

  PROPERTY AND EQUIPMENT:
    Land                                      8,879,113      7,786,980
    Building and improvements                55,404,357     56,512,072
    Equipment                                17,753,880     13,967,887
                                           -------------  -------------
                                             82,037,350     78,266,939
    Accumulated depreciation                (22,282,599)   (18,409,886)
                                           -------------  -------------
                                             59,754,751     59,857,053
                                           -------------  -------------

  DEFERRED COSTS, NET:
    Financing                                 1,933,361      2,510,487
    Costs of Panama contract (see Note 3)     1,870,000      1,980,000
    Other                                       206,714        501,505
                                           -------------  -------------
                                              4,010,075      4,991,992
                                           -------------  -------------

  OTHER ASSETS:
    Accounts receivable, net                  4,492,311      1,577,634
    Notes receivable                          2,960,074      1,506,599
    Prepayments and other assets              1,480,258        701,362
                                           -------------  -------------
                                              8,932,643      3,785,595
                                           -------------  -------------

                                           $ 80,134,770   $ 70,942,573
                                           =============  =============

                                  (continues)

                                EQUUS GAMING COMPANY L.P.
                               CONSOLIDATED BALANCE SHEETS

                                       (continued)

                            LIABILITIES AND PARTNERS' DEFICIT

                                                                DECEMBER 31,
                                                        ----------------------------
                                                            2000           1999
                                                        -------------  -------------
  FIRST MORTGAGE NOTES:
    Principal, net of note discount of
      $786,261 and $885,446                             $ 53,667,739   $ 53,568,554
    Accrued interest                                       3,916,669        265,900
                                                        -------------  -------------
                                                          57,584,408     53,834,454
                                                        -------------  -------------

  OTHER LIABILITIES:
    Accounts payable and accrued liabilities              26,241,039     11,660,824
    Outstanding winning tickets and refunds                1,552,128      1,130,389
    Notes payable                                          4,049,961      6,226,082
    Bonds payable                                          4,000,000      4,000,000
    Capital lease obligations                              2,232,559      3,235,507
                                                        -------------  -------------
                                                          38,075,687     26,252,802
                                                        -------------  -------------

  DEFERRED INCOME TAXES                                    3,933,144      3,165,800
                                                        -------------  -------------

  MINORITY INTEREST                                          753,288      2,474,810
                                                        -------------  -------------

  COMMITMENTS AND CONTINGENCIES, see Note 1 and 4

  PARTNERS' DEFICIT
    General Partner                                         (896,144)      (781,879)
    Limited Partners - 20,000,000 and 10,383,617 units
      authorized in 2000 and 1999, respectively;
      14,389,824 and 8,389,824 units issued and
      outstanding in 2000 and 1999, respectively         (19,315,613)   (14,003,414)
                                                        -------------  -------------
                                                         (20,211,757)   (14,785,293)
                                                        -------------  -------------

                                                        $ 80,134,770   $ 70,942,573
                                                        =============  =============

  The accompanying notes are an integral part of these consolidated statements.


                                      EQUUS GAMING COMPANY L.P.
                        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                           FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
                                          DECEMBER 31, 2000


                                                    GENERAL       LIMITED
                                                    PARTNERS     PARTNERS        TOTAL
                                                   ----------  -------------  -------------
BALANCES, DECEMBER 31, 1997                        $(728,644)  $(11,364,532)  $(12,093,176)

  Net loss                                           (17,600)    (1,742,422)    (1,760,022)

  Currency translation adjustments                       800         79,243         80,043

  Difference between carrying amount of
    investment in Equus-Panama and net book
    value after public offering                            -        463,130        463,130

  Redemption of 17% minority interest in
    Housing Development Associates (HDA)                   -       (756,386)      (756,386)
                                                   ----------  -------------  -------------

BALANCES, DECEMBER 31, 1998                         (745,444)   (13,320,967)   (14,066,411)

  Net loss                                           (30,904)    (3,059,493)    (3,090,397)

  Currency translation adjustments                    (5,531)      (547,615)      (553,146)

  Cash distributions to minority partners of HDA           -        (20,368)       (20,368)

  Issuance of Units, net of costs                          -      2,945,029      2,945,029
                                                   ----------  -------------  -------------

BALANCES, DECEMBER 31, 1999                         (781,879)   (14,003,414)   (14,785,293)

  Net loss                                          (118,450)   (11,726,520)   (11,844,970)

  Currency translation adjustments                     4,185        414,321        418,506

  Issuance of Units, net of costs                          -      6,000,000      6,000,000
                                                   ----------  -------------  -------------

BALANCES, DECEMBER 31, 2000                        $(896,144)  $(19,315,613)  $(20,211,757)
                                                   ==========  =============  =============

   The accompanying notes are an integral part of this consolidated financial statement.

                                       EQUUS GAMING COMPANY L.P.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE YEARS ENDED DECEMBER 31,


                                                               2000           1999           1998
                                                           -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(11,844,970)  $ (3,090,397)  $ (1,760,022)
                                                           -------------  -------------  -------------
  Adjustments to reconcile net loss to
    net cash provided by operating activities-
      Gain on sale of assets                                    (17,950)             -     (2,024,159)
      Depreciation and amortization                           5,015,350      4,296,160      4,450,031
      Impairment loss on intangible                                   -              -      3,135,713
      Deferred income tax provision                             620,094        537,261      1,145,945
      Minority interest in losses                            (1,314,872)    (1,029,458)      (304,320)
      Extraordinary item                                              -         22,680       (273,854)
      Cumulative effect of change in accounting principle             -              -        549,996
      Currency translation adjustments                           11,855        (28,920)        80,043
      Difference in investment in Equus-Panama after
        public offering                                               -              -        463,130
  (Increase) decrease in assets-
      Accounts receivable                                    (2,914,678)      (206,749)      (141,976)
      Prepayments and other assets                             (778,897)       545,597       (161,735)
  Increase (decrease) in liabilities-
      Accounts payable and accrued liabilities               18,378,234      1,658,363      1,883,130
      Outstanding winning tickets and refunds                   421,739        610,905       (546,129)
                                                           -------------  -------------  -------------
            Total adjustments                                19,259,325      6,405,839      8,255,815
                                                           -------------  -------------  -------------

Net cash provided by operating activities                     7,414,355      3,315,442      6,495,793
                                                           -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (3,370,752)   (10,113,509)   (10,218,529)
  Property damage insurance proceeds                                  -              -     11,595,850
  Deferred costs                                                (65,993)      (389,544)      (376,774)
  (Increase) decrease in notes receivable, net               (1,453,475)       201,612     (1,271,966)
  Acquisition of El Comandante Operating
   Company, Inc. (ECOC) cash accounts on
     termination of lease agreement                                   -              -      1,061,239
  Advances to Los Comuneros S.A.                                      -              -       (950,000)
                                                           -------------  -------------  -------------
Net cash used in investing activities                        (4,890,220)   (10,301,441)      (160,180)
                                                           -------------  -------------  -------------

                                  (continues)

                                        EQUUS GAMING COMPANY L.P.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE YEARS ENDED DECEMBER 31,
                                        EQUUS GAMING COMPANY L.P.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE YEARS ENDED DECEMBER 31,

                                                               2000          1999          1998
                                                           ------------  ------------  ------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Redemption of First Mortgage Notes                     $         -   $(3,048,320)  $(6,500,000)
    Payments (to) from affiliates                                    -      (200,000)      200,000
    Payment of financing costs                                 (78,268)      (60,579)            -
    Loan proceeds from financial institutions                  980,000     6,515,000     4,229,920
    Proceeds from working capital loan from United Tote      2,500,000             -             -
    Payments on notes payable and capital
      lease obligations                                     (6,796,499)   (3,612,813)   (3,372,946)
    Contributions by minority partners                               -        32,143     1,993,410
    Issuance of Units                                        6,000,000     3,051,600             -
    Issuance of bonds by Equus-Panama                                -             -     4,000,000
    Purchase of HDAMC Warrants  (see Note 6)                         -             -      (756,386)
    Cash distributions to minority partners of HDA                   -       (20,366)            -
                                                           ------------  ------------  ------------
  Net cash provided by (used in)  financing activities       2,605,233     2,656,665      (206,002)
                                                           ------------  ------------  ------------

  NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                          5,129,368    (4,329,334)    6,129,611

  CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               2,307,933     6,637,267       507,656

  CASH AND CASH EQUIVALENTS, END OF YEAR                   $ 7,437,301   $ 2,307,933   $ 6,637,267
                                                           ============  ============  ============

  SUPPLEMENTAL INFORMATION:
    Interest paid                                          $ 5,399,672   $ 8,572,220   $ 8,266,411
                                                           ============  ============  ============

  NON-CASH TRANSACTIONS:
    Equipment acquired through capital leases              $   137,430   $ 1,668,529   $   643,050
                                                           ============  ============  ============
    Acquisition of ECOC's non-cash accounts upon
      termination of lease agreement                       $         -   $         -   $(4,719,571)
                                                           ============  ============  ============
    Contribution of non-cash assets,  net of liabilities
      by Los Comuneros S.A. (see Note 1)                   $         -   $ 2,237,000   $         -
                                                           ------------  ------------  ------------

   The accompanying notes are an integral part of this consolidated financial statement.


                                       32
                            EQUUS GAMING COMPANY L.P.

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

     The  Company  has  a  99%  interest  in Housing Development Associates S.E.
("HDA"), the owner of El Comandante Race Track ("El Comandante"), the only licensed thoroughbred racing facility in Puerto Rico. El Comandante has operated since January 1, 1998, as a wholly owned subsidiary of HDA, El Comandante Management Company, LLC ("ECMC"). Satellites Services International, Inc. ("SSI") and Agency Betting Network, Inc. ("ABN") are wholly owned subsidiaries of the Company. SSI will provide up-link services, satellite time (contracted from a third party), and leasing of video and data telecommunication equipment to transmit (or simulcast) live races from and to the Company's racetracks and OTB agencies, including live races from outside the Company's operational territories to the Company's agency distribution network in order to increase the level of wagering revenues through the OTB systems. ABN is establishing and operating an OTB agency system in Colombia for Los Comuneros Race Track in Medellin, Colombia ("Los Comuneros").

          The Company has a 55% interest in Galapagos, S.A. ("Galapagos"), the operator since April 1995 of the V Centenario Race Track in the Dominican Republic ("V Centenario") and a 51% interest in Equus Entertainment de Panama, S.A. ("Equus-Panama"), the operator since January 1, 1998, of the Presidente Remon Race Track in the Republic of Panama ("Presidente Remon"). Both racetracks are government-owned and operated by the Company's subsidiaries under long-term contracts.

          The Company also has since 1999 a controlling 50% interest in Equus Comuneros S.A. ("Equus-Comuneros"), the owner and operator of Los Comuneros which it acquired for approximately $2.1 million. In 1999 Equus-Comuneros received as a capital contribution from the minority stockholder, Los Comuneros S.A., all assets and liabilities that were employed by the prior operator of Los Comuneros. The assets mainly consisted of land, buildings and equipment for approximately $4.7 million and liabilities of approximately $2.6 million. The liabilities included mainly accounts payable to vendors and horseowners and certain financial obligations with various maturities through 2004. Equus Comuneros, S.A. did not meet its loan payment commitments due to financial
institutions  totaling  $269,000  as  of  December  31,  2000.   The  Company's
management requested debt restructuring agreements with these financial institutions. Should noncompliance continue, the lending entities could make their guarantees effective.

     In 2000, the Company was awarded exclusive rights by the Government of Uruguay to operate the Maronas racetrack in Montevideo and an off-track betting agency network together with the right to operate up to 1,500 slot machines in 5 locations.

     The necessary restoration of the racetrack would, in management's opinion, require an initial investment of $12 million. Efforts to raise the $12 million by the due date were unsuccessful. Consequently, the concession expired in March 31, 2001, and the Company's bid bond in the amount of $450,000 was forfeited and thus, expensed during the fiscal year 2001.

     If, as believed, the Government intends to offer the Moronas racetrack for bid, the Company may bid again.

     As noted in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations, has a partners' deficit of $20,211,757 and projects a negative cash flow for 2001. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern and to meet its obligations during 2001. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     Management's plans to overcome the Company's financial problems are as follow:

     (i) Contract changes with the Puerto Rico Horseowners Confederation to allow expanded simulcasting on live and dark days. These changes are subject to the Racing Board's approval.

     (ii) Request license approval for casino and sports book operations at the Company's racetrack in Panama.

     (iii) Request license approval in Colombia and Dominican Republic for casino and/or sports book operations.

     (iv) Implement  cost  reductions  at  all  properties.

     (v) Request designation of the El Comandante facility as a tourist zone, which would allow the addition of slot machines and authorization for low interest bonds or notes.

     (vi) Expand simulcasting in Panama, Colombia and Dominican Republic as well as expand betting pool races.

     (vii)  Obtain  new  bank  financing  or  financing  by  the  Wilson family.

     There can be no assurance that any of the above will be achieved, or if achieved, the results will be sufficient to enable the Company to continue to operate.

     The Company failed to pay interest on the First Mortgage Notes (see Note 5) due on December 15, 2000. The scheduled interest payment was made prior to the default date of January 14, 2001. It is not expected that the Company will be able to meet the mandatory maturity dates of the First Mortgage Notes, as described in Note 5, without obtaining additional financing from lending institutions or investors. Although the Company has had discussions with possible lenders and investors, it has received no commitments or other form of assurances that such financing will be forthcoming. Absent such financing, the Company will not be able to meet its long-term commitments.

     GOVERNMENT  MATTERS

     El Comandante is required to pay the Government of Puerto Rico various taxes on the wagering placed on thoroughbred horse races held at or simulcasted by El Comandante (Puerto Rico). The taxes on the wagering are required to be remitted to the Department of the Treasury of Puerto Rico within two (2) days of the wages being placed. El Comandante failed to remit tax payments totaling $9,949,182 from October 16, 2000 to February 7, 2001, to the Department of the Treasury of Puerto Rico. The Company is currently in negotiations with the Puerto Rico tax authorities on a payment plan whereby the overdue taxes will be paid in weekly installments of $50,000. Neither ECMC nor the Company has the financial resources to pay currently the overdue taxes.

     On April 2, 2001, the House of Representatives of the Commonwealth of Puerto Rico presented a resolution ordering an investigation of the operations of ECMC with emphasis on the physical and financial administration of the Company and its debts outstanding with the Treasury Department.

     As of December 31, 2000, Equus Comuneros owed the Tax and National Customs Administration approximately $462,000 for tax withholding at source tax. Management has agreed on a payment plan which has not been finalized due to the impossibility of satisfying the granting of a compliance policy.

     CONSOLIDATION  AND  PRESENTATION

     The Company consolidates the entities in which it has a controlling interest. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after eliminating all significant intercompany transactions. All of the entities included in the consolidated financial statements are herein after referred to collectively, when practicable, as the "Company".

     The Company has minority partners in HDA, Galapagos, Equus-Panama and Equus-Comuneros. Therefore, the Company recorded minority interest based on the income and (losses) of these consolidated subsidiaries that are attributable to the minority partners, as follows:


                         FOR THE YEAR ENDED DECEMBER 31,
                     --------------------------------------
                         2000          1999         1998
                     ------------  ------------  ----------
SUBSIDIARY:
    HDA              $   (74,620)  $       650   $  96,540
    Galapagos                  -             -           -
    Equus-Panama          46,572      (114,688)   (324,260)
    Equus-Comuneros   (1,286,824)     (915,420)          -
                     ------------  ------------  ----------
                     $(1,314,872)  $(1,029,458)  $(227,720)
                     ============  ============  ==========


      In general, the minority interest is calculated based on the ownership interest of the minority partners. HDA's minority partners had an 18% interest until August 20, 1997, when HDA redeemed the 17% interest owned by Supra & Company S.E. ("Supra"). Following the redemption, HDA has a minority partner owning a 1% interest. Galapagos' minority partners own a 45% interest. However, during the years ended December 31, 2000, 1999, and 1998, the Company did not recognize minority interest in Galapagos' losses amounting to $759,719, $312,217, and $465,879, respectively, because the minority partners have no legal obligation to fund such losses in excess of their investment.

     Equus-Panama minority partners own a 49% interest effective October 22, 1998 after the issuance of new stock pursuant to a public offering in Panama for approximately $2 million. Equus-Comuneros minority partners own a 50% interest effective January 1, 1999.

     OUTSTANDING  UNITS

     The units of the Company represent an assignment of beneficial ownership of Class A limited partnership interest (the "Units"). On December 15, 1998, the Company acquired in treasury 935,557 of its Units in connection with the repurchase of Warrants issued by HDA Management Corporation ("HDAMC") (see Note
7). In December 31, 2000 the Company issued 6,000,000 units to Wilson Securities Corporation, a major unitholder of the Company, for $6,000,000 pursuant to the terms of a Private Offering that commenced on November 2000 and was consummated on December 28, 2000. During 1999 the Company issued 2,991,764 Units to The Wilson Family Limited Partnership for $3,051,600 pursuant to the terms of a private offering that commenced in December 1998 and expired in April 1999. Net loss per Unit is calculated based on the weighted average of Units outstanding.

     During 2000, the Company issued new Units and Amended the Company's Certificate of Limited Partnership to increase the number of units the Company is authorized to issue from 10,383,617 to 20,000,000.

     PERVASIVENESS  OF  ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A significant assumption is that the Company can recover the carrying amounts of its assets through future operations.

     COMPREHENSIVE  INCOME  (LOSS)

     Comprehensive income (loss) is defined as the changes in partners' interest (deficit) during a period from transactions and other events and circumstances from non-owner sources. The Company recognizes as a component of comprehensive income (losses) currency translation adjustments and changes in exchange rates of unsettled long-term intercompany transactions of foreign subsidiaries.

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

     NET  REVENUES  FROM  LOTTERY  SERVICES

     Galapagos has a five-year contract with a private operator to provide the wagering distribution system for a government-sponsored electronic lottery, which commenced on November 1, 1997. Lottery games are sold at OTB agencies selected by Galapagos and at lottery agencies selected by the lottery operator. Galapagos' commissions are 3% of gross lottery sales. In addition, the lottery operator pays Galapagos a monthly fee for each OTB agency that sells lottery games as reimbursement for a 50% share of telephone line costs. Revenues from lottery sales are presented in the accompanying consolidated statement of operations for 1999 and 1998 net of fees paid to the company providing wagering services (see Note 4). This is currently in arbitration with Autotote as discussed in Note 11.

     ADVERTISING  EXPENSE

     During the years ended December 31, 2000, 1999, and 1998, the Company incurred advertising costs of approximately $1,189,000, $1,594,000, and $918,000, respectively.

     CASH  AND  CASH  EQUIVALENTS

     The Company considers as cash equivalents certificates of deposit with an original issuance to maturity term of three months or less. Restricted cash represents accumulated cash in the "Pool Pote" and a bonus amount that is added to the Pick 6 pool payout for predetermined race days. The "Pool Pote" is paid out when there is a sole pool winner. The corresponding payables are recorded as part of the liability for outstanding winning tickets and refunds.

     PROPERTY  AND  EQUIPMENT

     Land, buildings and improvements, and equipment are stated at cost plus a step-up of $5,650,000 of El Comandante's assets as of March 8, 1995, resulting from the issuance of Units to HDAMC for a 15% interest in HDA. A portion of the step-up was written off in 1998, as a result of damage caused by Hurricane Georges. Depreciation is calculated using the straight-line method over the estimated useful lives of the property: 5 to 10 years for equipment, 35 years for buildings, and 10 to 15 years for land improvements. Major replacements and improvements are capitalized and depreciated over their estimated useful lives. Repairs and maintenance are charged to expense when incurred.

     DEFERRED  COSTS

     Deferred financing costs are being amortized over the life of the corresponding debt, using the effective interest method. Costs of Panama contract (see Note 3) are amortized over the 20-year period of the Panama license, using the straight-line method.

     IMPAIRMENT  OF  LONG-LIVED  ASSETS

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under such circumstances, SFAS No. 121 requires that the carrying amount of an asset may not be recoverable. Under such circumstances, SFAS No. 121 requires that such assets be reported at the lower of their carrying amount or fair value less cost to sell. Accordingly, when event or circumstances indicate that long-lived assets may be impaired, the Company estimates the asset's future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the asset. The Company determined that no impairment loss need be recognized for applicable assets at December 31, 2000 and 1999.

     ORGANIZATIONAL  AND  START-UP  COSTS

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting of the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs associated with pre-opening and organization activities to be expensed as incurred. The Company made an early adoption of SOP 98-5 effective January 1, 1998 and, accordingly, wrote-off the unamortized balance of organizational and certain other deferred costs of $549,996. This amount is presented in the accompanying consolidated statement of operations for the year ended December 31, 1998, as a cumulative effect of a change in accounting principle, net of provision for income taxes of $70,469 and minority interest of $76,600.

     ACCOUNTS  RECEIVABLE

     Accounts receivable principally consists of amounts due from OTB agencies on thoroughbred races and from the operator of the electronic lottery in the Dominican Republic. As of December 31, 2000 and 1999, allowance for doubtful accounts amounted to $161,230 and $410,328, respectively.

     NOTES  RECEIVABLE

     Notes receivable consist of short-term loans to horseowners to purchase horses as a means to improve the quality of racing. It also includes certain payments to be made to Panama horseowners to guarantee certain minimum amounts provided under the contract with Panama horseowners (see Note 4). These loans are payable when wagering in Panama reaches a certain level.

     CURRENCIES

     The Company consolidates its accounts with Galapagos and Equus-Comuneros whose functional currency are the Dominican Republic peso and the Colombian peso, respectively. The United States dollars ("US$") are also a recording currency in these countries. US$ are exchanged into these foreign currencies ("FC$") and vice versa through commercial banks and/or the central banks of the respective countries. The Company remeasures the monetary assets and liabilities of the foreign subsidiaries that were recorded in US$ into the FC$ using the exchange rates in effect at the balance sheet date (the "current rate") and all other assets and liabilities and capital accounts, at the historical rates. The Company then translates the financial statements of the foreign subsidiaries from FC$ into US$ using the current rates, for all assets and liabilities, and the average exchange rates during the year, for revenues and expenses.

     For the years ended December 31, 2000, 1999, and 1998, net exchange losses resulting from remeasurement of accounts, together with losses from foreign currency transactions, amounted to $58,256, $25,701, and $190,453, respectively, which amounts are included as operating expenses. Accumulated net losses from changes in exchange rates due to the translation of assets and liabilities of the foreign subsidiaries are included in partners' deficit and at December 31, 2000, 1999 and 1998 amounted to $237,995, $656,501 and $103,355 (including
$35,595  from  unsettled  intercompany  transactions  in  1998),  respectively.

     The exchange rates in Dominican Republic as of December 31, 2000, 1999 and 1998 were US$1.00 to FC$16.75, US$1.00 to FC$16.00 and US$1.00 to FC$15.85,
respectively. The average exchange rates in Dominican Republic prevailing during the years ended December 31, 2000, 1999, and 1998, were US$1.00 to FC$16.53, US$1.00 to FC$16.10, and US$1.00 to FC$15.23, respectively. The exchange rates in Colombia as of December 31, 2000, and 1999, were US$1.00 to FC$2,229 and US$1.00 to FC$1,874, respectively. The average exchange rates in Colombia prevailing during the years ended December 31, 2000 and 1999 were US$1.00 to FC$2,105 and US$1.00 to FC$1,733, respectively. The Company also consolidates its accounts with Equus-Panama whose functional currencies are the Panama balboas and the US$. Because these currencies are of equivalent value, there is no effect attributed to foreign currency transactions of Equus-Panama.

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

     EL  COMANDANTE  LEASE  AND  INTANGIBLE

     Until December 31, 1997, HDA leased El Comandante to El Comandante Operating Company, Inc. ("ECOC") under a lease agreement (the "El Comandante Lease") that required payments by ECOC to HDA of rent consisting of 25% of the annual commissions on wagering earned by ECOC. ECOC was required to pay all expenses of El Comandante except for real property taxes and the annual operating license fee (paid in 1997 by HDA).

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

       As a result of damage caused by Hurricane Georges to El Comandante and considering the delay in obtaining a new contract with the Puerto Rico
Horseowners Confederation (contract expired in April, 1998, see Note 4), the Company assessed its investment in ECMC, following the provisions of SFAS No.
121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company assessed impairment of its non-current assets, which included El Comandante's intangible, based on a comparison of the aggregated undiscounted future cash flows from ECMC, as an individual entity, was less than net book value of ECMC's non-current assets. Accordingly, the Company recognized an impairment loss of El Comandante's intangible equivalent to its net book value as of December 31, 1998, of $3,135,713 in the consolidated statement of operations for the year ended December 31, 1998.

3.  RACE  TRACK  LEASES:

     V  CENTENARIO  LEASE

     Galapagos leases and operates V Centenario in Santo Domingo, Dominican Republic, from the Government pursuant to a 10-year agreement ending in April 2005. The contract may be renewed for additional ten-year periods by mutual agreement of the parties. The contract also provides Galapagos with the right to develop off-track betting in the Dominican Republic and the exclusive right to simulcast horse races, into the Dominican Republic. Galapagos pays rent to the Government based on a percentage of the annual wagering on races run at V Centenario ("V Centenario Wagering"), as follows: .25% of the first RD$240 million (approximately US$15 million), .5% of the next RD$240 million, .75% of the next RD$240 million and 1% over RD$720 million (approximately US$43 million).

     The Government agreed to invest a portion of its tax receipts on simulcasting wagering to improve horse racing in the Dominican Republic to be distributed between Galapagos and horseowners. Galapagos' share of these tax receipts, which is received as reimbursement for repairs and maintenance of the Government-owned facility at V Centenario, marketing and television costs and certain other items, is based on the following percentages: 75% effective July 1997, 65% effective July 1998, and 50% effective July 1999. Horseowners are entitled to the balance as additional purses. The agreement expired in January 2000. The assistance provided by the Government is included in other revenues and for the years ended December 31, 1999 and 1998, amounted to $321,358, and $339,782, respectively, excluding amounts paid to horseowners as additional purses. Management is currently negotiating an extension of this agreement.

     PRESIDENTE  REMON  LEASE

     Equus-Panama leases from the Government and operates Presidente Remon in Panama City, Republic of Panama, pursuant to a 20-year agreement ending in December 2017. The contract also provides Equus-Panama the right to develop off-track betting in Panama and the exclusive right to simulcast horse races from and into Panama as well as the right to operate up to 500 slot machines at the racetrack. Upon execution of the contract, Equus-Panama paid $2.2 million to the Panama Government. Equus-Panama began simulcasting races from United States racetracks on January 2, 1998, and live racing commenced on February 14, 1998.


4.  COMMITMENTS  AND  CONTINGENCIES:

     HORSEOWNERS'  AGREEMENTS

     The Company has separate agreements with the horseowners confederation of each country that establishes the amount payable to horseowners as purses in exchange for the availability of thoroughbred horses for races. Payments to horseowners are, in general, based on a percentage of wagering.

     The Panama contract expires in December 2007. It is based on a percentage of handle for the year 2000 and subsequent years. In 1999 and 1998, it provided for minimum guaranteed payments to horseowners of $4.1 million and $3.8 million, respectively (including loans of $200,000 each year). The Dominican Republic contract expires in December 2005. The Colombia contract expires on December 31, 2009. It provides for certain minimum guaranteed payments to horseowners during the first three years ($1.2 million in 2000, increased in 2001 and 2002 in accordance with an inflation factor).

     The Puerto Rico horseowners contract expires in July 2010. The new Puerto Rico horseowners contract, signed in July 2000, provides for a non-recurring cash payment of approximately $1 million. Approximately $673,000 was accrued in 1999. The remaining $364,000 was charged to operating expenses in 2000.

     Under the Puerto Rico contract, the horseowners are guaranteed minimum earnings of $25,032,000 for 2000 and 2001. ECMC is obligated among other items to pay the horseowners $90,000 annually for administrative costs and 50% of the principal and interest owed on an outstanding horseowners loan with a principal balance due of $526,000, plus accrued interest. ECMC must also invest $3,000,000 in improvements to the racetrack during the 10-year term of the contract, as well as provide $2,000,000 of financing for the purchase of horses.

     Additional costs incurred in the year 2000 related to the new horseowners contract are included in other expenses.

     On March 16, 2001, an "Addendum to Contract" was executed by the Horseowners Confederation and the Company, whereby the parties jointly agreed to:

     (v)  Increase  the  number of simulcast races each live race day from three
          (3)  to  six  (6).

     (vi) Place three (3) of the simulcast races before the first live race and place three (3) intermingled races after the fifth live race;.

     (vii) Include simulcasting of nine (9) to twelve (12) races on Thursdays, a day that currently holds no live races.

     (viii) In consideration for the above items, ECMC will pay an additional $1,000,000 to the Horseowners Confederation if approved by the Racing Board.

     A joint petition was recently filed with the Puerto Rico Racing Board to request approval for the additional simulcast races mentioned above.

     WAGERING  SERVICES  AGREEMENTS

     The  Company  has  separate  agreements  with  Autotote  Systems,  Inc.
("Autotote") and United Tote Company ("United Tote") to provide wagering services, software and equipment to each racetrack, necessary for the operation of the off-track betting system. Payments under these contracts are summarized as follows:

1.  Autotote
    --------

                                                                PRESIDENTE
                          EL COMANDANTE    V CENTENARIO            REMON             LOS COMUNEROS
                         ---------------  --------------       --------------       ---------------
Expiration date          March 2005       March 2005           January 2008                     (c)
Cost of services, as a
 percentage of wagering            0.65%           0.65%  (a)           1.00%                 1.20%
Minimum amount per year  $      800,800   $     200,000        $     330,000   (b)  $            -


(a) Fees to Autotote are 2% of gross sales at lottery agencies and 1% of gross sales at OTB agencies.

(b) Based on a minimum monthly payment of $27,500 for 2000, increased each subsequent year, up to $36,000 in 2007. For years 2000, 1999 and 1998, the minimum annual payment was $330,000, $300,000 and $318,000, respectively.

(c) On August 1, 2000, the Company terminated the contract with Autotote for failure to comply under the terms of the contract. United Tote commenced operations 30 days later.


2.  United  Tote
    ------------

     In August 2000, the Company obtained a $2.5 million unsecured loan at 3% over prime due in December 29, 2004. Principal and interest is to be paid from .25% of the wagering handle for the first four (4) years of the service contract with United Tote.

                                                              PRESIDENTE
                             EL COMANDANTE    V CENTENARIO       REMON       LOS COMUNEROS
                             --------------  --------------  --------------  --------------
Commencement date (a)        March 2004      March 2004      January 2007    August 2000
Expiration date              December 2010   December 2010   December 2010   December 2010
Cost of services, as a
 percentage of wagering           (b)             (b)             (b)             (b)
Minimum amount per year (c)       n/a             n/a             n/a             n/a
Additional fees (d)               n/a             n/a             n/a             n/a

     (a) The services agreement with United Tote specifies that the commencement date shall be the earlier of the date that the agreement with Autotote expires or the date the agreement is properly terminated. See Note 5. (1. c) above for the termination of the Autotote agreement with Los Comuneros.

     (b)     Total Handle in a            % of Total Handle received
               Contract Year                     by United Tote
     ------------------------------   -----------------------------------
     $ 350,000,000                    0.95% in the first four (4) years and .7%
                                      thereafter, see note (e) below.

     $ 350,000,001 to $500,000,000    0.5% of Total Handle

     $ 500,000,001 and over           0.4% of Total Handle


     (c) Pursuant to the service contract, there are minimum annual guaranteed wagering handles as to the twelve months from the date that totalizator service is first initiated by United Tote at two or more existing or new racetracks, and continues in twelve months intervals subsequent to that date for the remaining term of the contract.

     (d) The Company will also pay United Tote a weekly fee of $2,625 as a "central hub allocation fee" until service by United Tote is furnished to two or more existing or new racetracks.

     (e) During the first four (4) years, a fee of 0.25% of handle will be applied to principal and interest on the unsecured note of $2.5 million due on December 29, 2004.


     OTHER  LONG-TERM  AGREEMENTS

     The Company has also entered in other long-term contracts that are essential for the operation of its racetracks such as to guarantee television coverage in Puerto Rico. ECMC has an agreement with S&E Network, Inc. ("S&E") that requires the purchase of television time for a minimum of 910 hours at the rate of $725 (effective February 1997) per hour, adjusted annually by CPI, or at the rate of $900 per hour, also subject to CPI adjustments, if television time after 7:00 PM is needed. The contract is non-cancelable by either party during the initial term, which expires on December 2006. The term is automatically extended for successive
5-year periods by request of ECMC. During this extended term, the contract can be canceled by S&E, upon payment of liquidating damages of $2 million plus CPI after January 1997.

     CONTRIBUTIONS

     In connection with the termination of the lease agreement of El Comandante, ECMC assumed certain commitments made by ECOC to make contributions (subject to availability of funds) to several charitable and educational institutions during a four-year period ending in 2001. These obligations are included in accounts payable and, at December 31, 2000 and 1999, amounted to $350,000. No
contributions  were  paid  in  2000.   ECMC  expects  to  make  the  remaining
contributions  in  2001.

OTHER  CONTINGENCIES

During 1999 and 2000, Equus Comuneros, received transfers from the Company amounting to $1,307,000. According to Colombian law there are certain limitations on transfers of foreign currency into Colombian entities. There is the possibility that a regulatory investigation will result in fines and/or penalties to Equus Comuneros. Equus Comuneros legal counsel is in process of correcting any violations under Colombian law resulting from these transfers.

5.  FIRST  MORTGAGE  NOTES:

     On December 15, 1993, pursuant to a private offering, (i) El Comandante Capital Corp. ("ECCC"), a single-purpose wholly owned subsidiary of HDA, issued first mortgage notes in the aggregate principal amount of $68 million (the "First Mortgage Notes") under an indenture (the "Indenture") between ECCC, HDA and Banco Popular de Puerto Rico, as trustee (the "Trustee"), and (ii) HDAMC issued Warrants to purchase 68,000 shares of Class A Common Stock of HDAMC. In March 1995, the Warrants automatically became exercisable to purchase an aggregate of 1,205,232 units of the Company from HDAMC (see Note 7). Upon issuance of the Warrants, HDA recorded a note discount of $2,040,000 equal to the fair value of the Warrants. Such note discount was being amortized using the interest method over the term of the First Mortgage Notes.

     The First Mortgage Notes mature on December 15, 2003, and bear interest at 11.75% payable semiannually. Payment of the First Mortgage Notes is guaranteed by HDA. The First Mortgage Notes are secured by a first mortgage on El Comandante and by certain other collateral which together encompass a lien on
(i)  the fee interests of HDA in the land and fixtures comprising El Comandante,
(ii) all related equipment, structures, machinery and other property, including intangible property, ancillary to the operations of El Comandante, and (iii) substantially all of the other assets and property of HDA, including the capital stock of ECCC owned by HDA.

     During the past years HDA has made early redemptions of First Mortgage Notes in connection with certain transactions. The Company has also purchased in the open market First Mortgage Notes which the Company intends to hold until maturity in cancellation of required partial redemptions in 2000 and 2001, as explained below. Following is a summary of these transactions:

                                                                       HELD BY THE
                                              FACE      (PREMIUM)      COMPANY AT
TYPE OF TRANSACTION               DATE        VALUE      DISCOUNT       31-DEC-00
------------------------------  --------  ------------  -----------    ------------
Redemption                      Mar-1997  $    737,000  $        -     $         -
Redemption                      Sep-1997     2,500,000    (250,000)              -
Purchase in open market         Dec-1998     7,500,000   1,000,000       7,500,000
Redemption, reduced by amount
  of notes held by the Company  Jan-1999     2,620,000    (262,000)(a)    (380,000)
Purchase in open market         May-1999       189,000      22,680         189,000
                                          ------------                 ------------
                                          $ 13,546,000                 $ 7,309,000
                                          ============                 ============

     (a)  Recorded  as  an  expense  by  the  Company  in  1998.

     In connection with these transactions, the Company wrote-off a portion of the note discount and deferred financing costs. The net effect is included in the accompanying consolidated statements of operations as extraordinary items, net of provision for income taxes, as follows:

                             FOR THE YEAR ENDED DECEMBER 31,
                             -------------------------------
                               2000      1999       1998
                             --------  --------  -----------
Discount (premium)           $      -  $ 22,680  $  738,000
Write-offs                          -         -    (464,146)
Provision for income taxes          -         -    (106,803)
                             --------  --------  -----------
                             $      -  $ 22,680  $  167,051
                             ========  ========  ===========

     ECCC is required to partially redeem First Mortgage Notes commencing on December 15, 2000. The stated future maturities of the First Mortgage Notes at December 31, 2000, reduced by prior redemptions, are as follows (in thousands):

DUE DURING THE YEAR   GROSS    PURCHASED IN     NET
ENDING DECEMBER 31,   AMOUNT    OPEN MARKET    AMOUNT
-------------------  --------  -------------  --------

        2000         $   563   $         563  $     -
        2001          10,200           6,746    3,454
        2002          10,200               -   10,200
        2003          40,800               -   40,800
                     --------  -------------  --------
                      61,763           7,309   54,454
 Less - discount        (705)             81     (786)
                     --------  -------------  --------
                     $61,058   $       7,390  $53,668
                     ========  =============  ========

      HDA may also redeem First Mortgage Notes at the following redemption prices (expressed as percentages of principal amount), in each case together with accrued and unpaid interest:




DURING THE 12-MONTH PERIOD
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

     The Indenture contains certain covenants, one of which restricts the amount of distributions by HDA to its partners, including the Company. Permitted distributions are limited to approximately 48% of HDA's consolidated net income. In connection with certain approval required from noteholders, HDA agreed to temporarily reduce these distributions by 17%. HDA is permitted to make additional cash distributions to partners and other Restricted Payments, as defined under the Indenture, equal to 44.25% of the excess of HDA's cumulative consolidated net income after December 31, 1993, over the cumulative amount of the 48% distributions, provided that HDA meets a certain minimum debt coverage ratio. HDA has not met this debt coverage ratio. As of March 10, 2000, HDA has advanced to the Company approximately $1.3 million against its allowable future distributions of profits, which, technically, is not in conformity with the terms of the Indenture. As of March 29, 2001, HDA had advanced to Equus approximately $3,662,000 against allowable future distributions of profits which is not in conformity with the terms of the Indenture.

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

7.  BONDS  AND  NOTES  PAYABLE  AND  CAPITAL  LEASES:

     The  Company's  outstanding  notes  payable  consist  of  the  following:


                                                                    BALANCE AT
                                                                   DECEMBER 31,
                                      MATURITY   INTEREST   -------------------------
BORROWER          DESCRIPTION           DATE       RATE         2000          1999
---------------  --------------       ---------  ---------  -------------  ----------
HDA/ECMC         Note payable    (a)  15-Dec-01    P+1.00%  $   3,000,000  $5,500,000
Equus-Panama     Term loan            25-Apr-00     10.75%              -      56,364
Equus-Panama     Line of credit  (b)  various       10.75%        280,349     204,955
Equus-Comuneros  Term loans      (c)  various     variable        269,612     464,763
HDA/ECMC         Note payable    (d)  15-Dec-01    P+1.00%        500,000           -
                                                            -------------  ----------
                                                            $   4,049,961  $6,226,082
                                                            =============  ==========

     At December 31, 2000, and 1999, the prime rate (P) was 9.50% and 8.50%, respectively.

(a) Considered Refinancing Indebtedness under the terms of the Indenture. Collateralized by the First Mortgage Notes purchased in the open market (see Note 5). Payable in quarterly installments commencing on March 31, 2000. Balance outstanding under the credit facility existing at December 31, 1998, was paid from proceeds of the Refinancing Indebtedness.

(b) Available to finance loans to Panama horseowners for the acquisition of horses. Payable in equal monthly installments, principal and interest, with various maturity dates from April 25, 2000 to December 26, 2000.

(c) Collateralized by a certificate of deposit for $140,000, which is included in the accompanying balance sheets as of December 31, 2000 and 1999, as restricted cash. Management is in the process of renegotiating the terms of these financial obligations. Interest rates range from 7% to 14.01% over Colombia's Fixed Term Deposit (FTD) rate. FTD at December 31, 2000 and 1999, were 12.77% and 15.75%, respectively.

(d) HDA has a $500,000 revolving line of credit available until December 15, 2001, for its operational needs. Interest is calculated on balances outstanding at a rate equivalent to one point over prime rate. Principal is due upon maturity on December 15, 2001. In February 2000 HDA drew $500,000 under this credit facility.

     The Company also guarantees a $250,000 loan of the operator of the restaurant at Presidente Remon. The proceeds of this loan were used by Equus-Panama to finance improvements to the restaurant.

     In October 1998, Equus-Panama issued $4 million in unsecured bonds pursuant to a public offering. Interest is payable at 11% rate per annum on a quarterly basis. The bonds may be redeemed by Equus-Panama prior to June 30, 2001, at a redemption price of 102% of the principal amount and thereafter at par. There are certain restrictions that limit the capacity of Equus-Panama to incur indebtedness and pay dividends to shareholders.

     The following table summarizes future minimum payments on capital leases, notes payable and bonds of the Company and its consolidated subsidiaries:

DUE DURING THE YEAR    CAPITAL       NOTES       BONDS
ENDING DECEMBER 31,    LEASES       PAYABLE     PAYABLE
-------------------  -----------  -----------  ----------
2001                 $  994,013   $4,274,940   $  600,000
2002                    719,817       41,517    1,000,000
2003                    545,307       35,319    1,200,000
2004                    330,811       18,801    1,200,000
                     -----------  -----------  ----------
                      2,589,948    4,370,577    4,000,000
  Imputed interest     (357,389)    (320,616)           -
                     -----------  -----------  ----------
                     $2,232,559   $4,049,961   $4,000,000
                     ===========  ===========  ==========

8.  RETIREMENT  PLAN  AND  PENSION  PLAN:

     RETIREMENT  PLAN

     In 1998, the Company established a retirement plan for employees of its subsidiary, Equus Entertainment Corporation ("EEC"). Employees are eligible to participate in the retirement plan when they have completed a minimum of 1,000 hours of service. The Retirement Plan is a defined contribution plan which provides for contributions by the Company for the accounts of eligible employees in amounts equal to 4% of base salaries and wages not in excess of the U.S. Social Security taxable wage base, and 8% of salaries (limited to $160,000) that exceed that wage base. Eligible employees may also make voluntary contributions to their accounts and self direct the investment of their account balances in
various  investment  funds  offered  under  the  plan.   Contributions  to  the
Retirement Plan amounted to $33,824, $49,975 and $52,400 in 2000, 1999 and 1998,
respectively. Prior to October 5, 1998, EEC's employees participated in the retirement plan of Interstate General Company L.P. ("IGC"), a former general partner of the Company.


     PENSION  PLAN

     ECMC has a non-contributory defined benefit pension plan covering substantially all of its nonunion employees. As a result of the transfer of ECOC assets, liabilities and commitments, HDA is now the sponsor of the nonunion employees pension plan. Benefits are based on the employee's years of service and highest average earnings over five consecutive years during the last 15 years of employment. ECMC's policy is to fund an amount not less than the ERISA minimum funding requirement or more than the maximum deductible under the Puerto Rico tax law. Pertinent information on this pension plan as of and for the years  ended  December  31,  2000,  1999  and  1998,  is  as  follows:

                                                   2000        1999         1998
                                                ----------  -----------  -----------
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of year       $ 594,882   $1,152,797   $  926,531
  Service cost                                    128,225      118,891       86,651
  Interest cost                                    55,616       68,073       72,355
  Actuarial gain (loss)                           117,436     (339,600)      49,540
  Actuarial gain due to change
    in assumptions                                      -            -       71,246
  Benefits paid                                  (174,409)    (405,279)     (53,526)
                                                ----------  -----------  -----------
  Benefit obligation at end of year               721,750      594,882    1,152,797
                                                ----------  -----------  -----------

CHANGE IN PLAN ASSETS:
  Fair value of plan assets beginning of year     428,391      623,532      419,389
  Asset gain                                        6,247            -            -
  Actual return on plan assets                    (28,559)      53,692       41,660
  Employer contribution                           227,658      206,446      266,009
  Benefits paid                                  (174,409)    (405,279)     (53,526)
  Administrative expenses                         (50,000)     (50,000)     (50,000)
                                                ----------  -----------  -----------
  Fair value of plan assets end of year           409,328      428,391      623,532
                                                ----------  -----------  -----------

  Funded status                                  (312,422)    (166,491)    (529,265)
  Unrecognized net actuarial loss                 262,935       42,584      341,127
  Unrecognized transition obligation               52,255       65,319       78,383
                                                ----------  -----------  -----------
  Prepaid (accrued) benefit cost                $   2,768   $  (58,588)  $ (109,755)
                                                ==========  ===========  ===========

WEIGHTED-AVERAGE ASSUMPTION:
  Discount rate                                      7.50%        7.90%        6.75%
  Expected return on plan assets                     7.50%        7.50%        7.50%
  Rate of compensation increase                      4.00%        4.00%        4.50%

COMPONENTS OF NET PERIODIC BENEFIT COST:
  Service cost                                  $ 128,225   $  118,891   $  136,651
  Interest cost                                    55,616       68,073       72,355
  Expected return on plan assets                  (38,270)     (54,902)     (37,808)
  Amortization of transition obligations           13,064       13,064       13,064
  Recognized net actuarial loss                     7,667       10,153       17,719
                                                ----------  -----------  -----------
  Net periodic benefit cost                     $ 166,302   $  155,279   $  201,981
                                                ==========  ===========  ===========


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

     The provision for income taxes included in the accompanying consolidated financial statements is attributable to (i) Puerto Rico income taxes on the results of operations of its Puerto Rico subsidiaries, EEC, HDA and ECMC and
(ii) withholding taxes imposed by foreign countries on income earned by EEC, for which no foreign tax credit will be available in Puerto Rico, summarized as follows:

                              FOR THE YEAR ENDED DECEMBER 31,
                              -------------------------------
                                2000      1999       1998
                              --------  --------  ----------
Puerto Rico income taxes-
   Deferred                   $570,056  $375,928  $1,145,945
   Current                           -   204,892           -
Foreign income tax, deferred    50,038   161,333           -
                              --------  --------  ----------
                              $620,094  $742,153  $1,145,945
                              ========  ========  ==========


     The deferred income tax asset is mainly attributable to net operating losses carried-forward, for which a valuation allowance has been recorded. The deferred income tax liability as of December 31, 1999 and 1998 has the following components of deferred tax liabilities (assets), net of corresponding valuation allowance:

                                                 DECEMBER 31,
                                   -------------------------------------
                                      2000         1999          1998
                                   -----------  -----------  -----------
Puerto Rico income taxes-
   Depreciation                    $2,333,767   $1,536,640   $2,859,688
   Gain on involuntary conversion   1,421,523    1,513,569    1,057,413
   Net operating losses of ECMC             -            -     (924,371)
   Contingency reserves                     -            -     (298,560)
   Other                              (78,790)     (75,083)     (94,971)
Foreign withholding income taxes      256,644      190,674       29,340
                                   -----------  -----------  -----------
                                   $3,933,144   $3,165,800   $2,628,539
                                   ===========  ===========  ===========

10.  RELATED  PARTY  TRANSACTIONS:

     LOAN  FROM  IBC

     In 1998 the Company obtained a $200,000 loan from IBC, the sole owner of Equus Management Company, ("EMC"), the managing general partner of the Company. The loan accrued interest based on the Citibank prime rate plus 1%, which at December 31, 1998, was 8.75%. The principal and accrued interest was paid in March 1999.

     SERVICES  AMONG  RELATED  PARTIES

     The following represents a summary of amounts accrued for services rendered by or from certain related parties, namely, EMC, IBC, American Community Properties Trust ("ACPT") and Interstate General Company L.P. ("IGC") during the years ended December 31, 2000, 1999, and 1998:


                                                FOR THE YEAR ENDED DECEMBER 31,
                                                -------------------------------
ENTITY                NATURE OF SERVICE            2000      1999      1998
------------  ---------------------------------  --------  --------  --------
RENDERED BY:
  ACPT        Support agreement                  $ 52,600  $ 40,400  $ 29,236
  ACPT        Rent office space                    42,000    42,000    42,000
  EMC         Director fees                       124,800    88,800    98,550
  IBC         Accounting services                       -         -     3,000
  IGC         Services of James J. Wilson         192,703   135,000   180,000
  IGC         Services of Wilson Nazario           12,833         -         -
  IGC         Other services on Virginia racing         -    18,041         -
RENDERED TO:
  IGC         Services of Thomas B. Wilson
              on waste technology matters               -         -    46,800

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

     The Company currently has a case in arbitration at the American Arbitration Association in defense of and against Autotote. Autotote has filed claims against Galapagos, Equus Comuneros, Equus Panama and El Comandante for unpaid service fees and against Equus Comuneros for liquidated damages.

     The  amounts  claimed  are  as  follows:

          El  Comandante                $186,415  plus  interest

          Galapagos                     $194,977  plus  interest

          Equus  Panama                 $227,379  plus  interest

          Equus  Comuneros              $584,262  plus  interest

          Equus  Comuneros  (damages)   $2,276,780


     Equus Panama and ECMC have agreed to pay the amount claimed and accordingly have agreed to pay such amounts; each of the other companies has contested the claims on the grounds that Autotote breached material contractual obligations. Amounts accrued represent management's best estimate of amounts due to Autotote.

     El Comandante and Galapagos have also filed counterclaims against Autotote.

     The arbitration hearings concluded on April 9, 2001; rulings on the various claims and counterclaims are expected on or before May 15, 2001.
 .
     In addition, the Company has disputed various cases since 1991 related to the volume of business tax as assessed by the Municipality of Can vanas, in which El Comandante is located in Puerto Rico. The Company's basis for the dispute relates to the fact that the local municipality of Can vanas assessing as volume of business, the sales commissions earned by the numerous OTB agencies, located throughout the island of Puerto Rico. The OTB agencies are also reporting and paying in their local communities the volume of business conducted in their individual agencies. The Company claims this is a case of double taxation and that the Company should not be taxed on the agencies volume business sales. The Appellate Court of Puerto Rico ruled in favor of the
Municipality of Can vanas and confirmed the deficiencies. The Puerto Rico Supreme Court denied a petition for hearing the case and as result the Appellate Court's decision became final.

     The following schedule lists the deficiencies that have not been paid since 1993 and which are included within Accounts Payable and Accrued Liabilities as of December 31, 2000.

                FISCAL  TAX  YEAR          DEFICIENCY
                -----------------          ----------

                       93-94                $  94,887
                       96-97                  159,526
                       97-98                  155,166
                       98-99                  138,783
                       99-00                  114,374
                       00-01                  131,326
                                           ----------

                      Total  deficiency
                                             $794,062
                                           ==========


12.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS:

     As of December 31, 2000, and 1999, the fair value of the First Mortgage Notes was approximately $24,504,300, and $47,920,000 respectively, (as compared with its carrying value of $53,667,739 in 2000 and $53,568,554 in 1999) based on the market price quoted by a brokerage firm that trades the First Mortgage Notes. The carrying value of notes payable, capital leases and notes receivable approximates fair value because these obligations bear interest at variable
rates.   The  carrying  value  of  accounts  receivable  and  accounts  payable approximates  fair  value  due  to  the  short-term  maturity  thereof.


13.  SEGMENT  INFORMATION:

     The Company has identified reportable segments, based on geographical considerations: Puerto Rico, Dominican Republic, Colombia, Panama and Uruguay. The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on profit or loss before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses. The following presents the segment information (net of eliminating entries) for the years ended December 31, 2000, 1999 and 1998 (in thousands):


                                PUERTO   DOMINICAN
2000:                            RICO     REPUBLIC    COLOMBIA    PANAMA    URUGUAY     TOTAL
                               --------  ----------  ----------  --------  ---------  ---------
Commissions on wagering        $50,972   $   3,315   $   1,560   $ 8,540   $      -   $ 64,387
Total revenues                  53,403       4,265       1,839     9,081          4     68,592
Financial expenses               9,523          33         274       638          5     10,473
Depreciation and amortization    2,951         361         324       625          -      4,261
Loss before income
  taxes, minority interest
  and extraordinary item        (8,096)     (1,688)     (2,540)      112       (328)   (12,540)
Capital improvements             4,140         139      (1,168)      259          -      3,370
Total assets                    57,768       2,036       4,009    10,217      6,104     80,135


1999:
Commissions on wagering        $52,076   $   3,835   $   1,445   $ 9,388   $      -   $ 66,744
Total revenues                  54,681       5,316       1,646     9,682          -     71,325
Financial expenses               7,602          48         262       568          -      8,480
Depreciation and amortization    2,508         320         192       573          -      3,593
Earnings (loss) before income
  taxes, minority interest,
  extraordinary item and
  cumulative effect               (641)       (694)     (1,831)     (234)         -     (3,400)
Capital improvements             8,671         183         904       356          -     10,114
Total assets                    54,792       1,842       5,120     9,189          -     70,943


1998:
Commission on Wagering         $41,081   $   3,640   $       -   $ 7,808   $      -   $ 52,529
Total revenues                  55,350       5,747           -     7,876          -     68,973
Financial expenses               8,669         121           -       319          -      9,109
Depreciation and amortization    2,928         364           -       464          -      3,756
Earnings (loss) before income
  taxes, minority interest
  and extraordinary item         1,518        (815)          -    (1,345)         -       (642)
Capital improvements             5,373          52           -     4,793          -     10,218
Total assets                    52,455       2,049         950     8,585          -     64,039

          Effective January 1, 1998 EEC, which is based in Puerto Rico, provides management services to the foreign countries in connection with the operation of the racetracks and the off-track betting system. Fees for these services represent intersegment revenue. For the years ended December 31, 2000, 1999 and 1998, Puerto Rico recognized revenue of $167,964, $186,021 and $180,763, respectively, attributable to Dominican Republic, and for the years ended December 31, 2000, and 1999, $146,822 and $159,575, respectively, attributable to Panama . No fees were charged to Panama in 1998 due to restrictions under its bonds.

14.QUARTERLY  REPORTS  (UNAUDITED)

The following table reflects the unaudtied quarterly results of the Company during the years ended December 31, 2000, 1999 and 1998.

                                                 ALLOCATION  OF  NET
                                                  (LOSSES)  EARNINGS
                                                -----------------------
                                                                              BASIC AND
                      TOTAL       NET (LOSS)     GENERAL      LIMITED      DILUTED PER UNIT
QUARTER ENDED        REVENUES      EARNINGS      PARTNERS     PARTNERS      (LOSS) EARNINGS
--------------------------------------------------------------------------------------------
2000 FISCAL YEAR

March 31, 2000      $17,622,745  $   (640,304)  $  (6,403)  $   (633,901)  $          (0.08)
June 30,2000         16,814,964    (2,205,665)    (22,057)    (2,183,608)             (0.26)
September 30, 2000   16,448,512    (2,960,563)    (29,606)    (2,930,957)             (0.35)
December 31, 2000    17,705,815    (6,038,438)    (60,384)    (5,978,054)             (0.70)
                    -----------  -------------  ----------  -------------  -----------------
                    $68,592,036  $(11,844,970)  $(118,450)  $(11,726,520)  $          (1.39)
                    ===========  =============  ==========  =============  =================

1999 FISCAL YEAR

March 31, 1999      $18,985,686  $    579,958   $   5,800   $    574,158   $           0.10
June 30 1999         16,691,717      (489,878)     (4,899)      (484,979)             (0.06)
September 30, 1999   17,258,051      (428,015)     (4,280)      (423,735)             (0.05)
December 31, 1999    18,389,135    (2,752,462)    (27,525)    (2,724,937)             (0.38)
                    -----------  -------------  ----------  -------------  -----------------
                    $71,324,589  $ (3,090,397)  $ (30,904)  $ (3,059,493)  $          (0.39)
                    ===========  =============  ==========  =============  =================


1998 FISCAL YEAR

March 31, 1998      $17,436,901  $   (249,866)  $  (2,499)  $   (247,367)  $          (0.04)
June 30, 1998        16,043,767      (941,815)     (9,418)      (932,397)             (0.15)
September 30, 1998   17,258,051      (428,015)     (4,280)      (423,735)             (0.05)
December 31, 1998    18,233,847      (140,326)     (1,403)      (138,923)             (0.04)
                    -----------  -------------  ----------  -------------  -----------------
                    $68,972,566  $ (1,760,022)  $ (17,600)  $ (1,742,422)  $          (0.28)
                    ===========  =============  ==========  =============  =================

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

     At present, two of EMC's directors are directors and officers of IGC's managing general partner and two of EMC's directors are directors and officers of IBC. Also, one EMC's director is a trustee of American Community Property Trust ("ACPT"). The adult children of James J. and Barbara A. Wilson own approximately 99.4% of IBC and 100% of The Wilson Family Limited Partnership ("WFLP") and 100% of Wilson Securities Corporation ("WSC"). The Wilson family and companies controlled by them, including IBC, WFLP and WSC hold approximately a 77% interest in the Company, a 54.25% interest in IGC and a 50.89% interest in ACPT.

DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY  AND  EMC

     The table below sets forth the name, age and positions with the Company and EMC of each director and executive officer of EMC and each executive officer of the Company.

 NAME                        AGE     POSITIONS  WITH  THE  COMPANY  AND  EMC
 ----                        ---     ---------------------------------------

James  J. Wilson              67     Co-Chairman and Director of EMC
                                     Director of EMC

Thomas  B.  Wilson            38     Co-Chairman,  President and Chief Executive
                                     Officer;  Director  of  EMC

Hernan  G.  Welch             51     Executive  Vice  President  -  Finance and
                                     Administration  (through  February,  2001)

Juan  M.  Rivera-Gonzalez     53     Vice  Chairman  and  Director  of  EMC

Donald  J.  Kevane            70     Director  of  EMC

Alberto  M.  Paracchini       68     Director  of  EMC

Barbara  A.  Wilson           64     Director  and  Secretary  of  EMC

Mary  Pat  Wilson             37     Director  of  EMC

Charles  Cuprill              57     Director  of  EMC


RELATIONSHIPS.   James J. Wilson and Barbara A. Wilson are the parents of Thomas
B.  Wilson  and  Mary  Pat  Wilson.

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

Hernan  G.  Welch was Chief Financial Officer of EMC and the Company from April,
-----------------
2000 to February, 2001 when he left the Company. From July, 1999 to March, 2000 he was Executive Vice President- Finance and Administration of EMC. From 1994 to July of 1999 he was in public accounting and served as an International Audit and Consulting Partner with the international firm of Ernst & Young. He was in charge of multinational engagements involving financial accounting and reporting, and financial management services for multinational companies in industries such as entertainment and high technology, energy, telecommunications and financial services. He served as an expatriate executive in Latin America for the firm from 1997 to 1999. He started his professional career with the U.S. Treasury Department in 1974 and then pursued a public accounting career from 1979 through 1999 as a CPA.

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

Donald  J. Kevane has been a Director of EMC since its formation in 1994.  He is
-----------------
a Certified Public Accountant and Senior Partner in the Puerto Rico accounting firm of Kevane Peterson Soto & Pasarell LLP, which he founded in 1975. He is also a director since 1990 of Venture Capital Fund, Inc., a Puerto Rico-based venture capital firm and a director since 1992 of the Autoridad de Energia Electrica (the Puerto Rico Electric Power Authority), and, since 1975, a director of GM Group, Inc., a wholly owned subsidiary of Banco Popular de Puerto Rico.

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

Mary Pat Wilson has been a Director of EMC since March 2000. She is the Managing
---------------
Director of Dresden Farm and is also on the Board of Trustees of Hill School in Virginia and is Director of the Virginia Thoroughbred Association ("VTA").

Charles  A. Cuprill has been a Director of EMC since December 1999.  Mr. Cuprill
-------------------
has  been  practicing  civil  law  in  Puerto  Rico  since  1972.



SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  REQUIREMENTS

         Mr. Charles A. Cuprill filed late on March 21, 2000 a Form 5 to report annual changes in his beneficial ownership of Units of the Company for December 1999.


ITEM  11.   EXECUTIVE  COMPENSATION

SUMMARY COMPENSATION TABLE. The following table sets forth the aggregate compensation with respect to the Chief Executive Officer and each of the other two most highly compensated executive officers of the Company during 2000, employed by its wholly owned subsidiary EEC effective January 1, 1998.

                                                                LONG-TERM
                                                               COMPENSATION
                                                               ------------
                                                                  AWARDS
                                    ANNUAL COMPENSATION           ------
                             ---------------------------------  SECURITIES
                                                     OTHER      UNDERLYING   ALL OTHER
                                                     ANNUAL      OPTIONS/     COMPEN-
NAME AND PRINCIPAL            SALARY       BONUS  COMPENSATION    SAR'S       SATION
POSITION               YEAR    ($)          ($)       ($)        (#) (1)      ($) (2)
---------------------  ----  --------      -----  ------------  -----------  ---------
Thomas B. Wilson       2000   258,727          -             -            -     9,752
  President and CEO    1999   249,800  (3)     -             -            -     9,527
                       1998   240,200  (3)     -             -            -         -

Hernan G. Welch (4)    2000   205,204          -             -            -         -
  Executive Vice       1999    89,530          -             -            -         -
  President - Finance     -         -          -             -            -         -
  and Administration

Gretchen Gronau (5)    2000    70,237          -             -            -     2,912
  VicePresident        1999   130,400          -             -            -     7,354
  and CFO              1998   125,200          -             -       10,000     7,264

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

     (4) Mr. Welch was hired as an executive of the Company effective July 1999 with an annual base salary of $200,000. He left the Company on February, 2001.

     (5) Ms. Gretchen Gronau was an employee of the Company through April 30, 2000. Her salary includes payment of accrued unpaid vacations as of April 30, 2000.

          RETIREMENT PLAN. In 1998, the Company established its own retirement plan for employees of its subsidiary EEC. Employees are eligible to participate in the retirement plan when they have completed a minimum employment period of 1,000 hours. The Retirement Plan is a defined contribution plan which provides for contributions by the Company for the accounts of eligible employees in amounts equal to 4% of base salaries and wages not in excess of the U.S. Social Security taxable wage base, and 8% of salaries (limited to $160,000) that
exceeded  that  wage  base.   Eligible  employees  may  also  make  voluntary
contributions to their accounts and self direct the investment of their account balances in various investment funds offered under the plan. Contributions to the Retirement Plan amounted to $33,824 in 2000. Prior to October 5, 1998, EEC's employees participated in IGC's retirement plan.

          DIRECTORS. Directors of EMC who are not employees of the Company or any of its subsidiaries receive directors' fees established by the Board of Directors of EMC. These Directors are compensated at a rate of $3,750 per quarter, $1,000 per meeting and out-of-pocket expenses for meetings. In 2000, the directors' fees totaled $124,800 of which $43,500 was unpaid as of December 31, 2000. Mr. James Wilson does not receive director's fees; instead, the Company pays a fee to IGC who, in turn, pays Mr. Wilson's compensation. During 1999 fees to IGC for Mr. Wilson services amounted to $192,703.

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



                                                      BENEFICIAL OWNERSHIP (1)
                                                      ------------------------
                                                        NUMBER OF
NAME OF BENEFICIAL OWNERSHIP                              UNITS      PERCENT
----------------------------                          -----------  -----------
MANAGEMENT AND DIRECTORS
  Barbara A. Wilson (2)                                        50          0.00%
  Kevin Wilson (2)                                         86,397          0.60%
  Thomas B. Wilson (2)                                     86,397          0.60%
  Donald J. Kevane                                          1,000          0.01%
  Alberto Paracchini                                       25,000          0.17%
  Charles A. Cupril                                        10,000          0.07%
  Hernan G. Welch                                           5,000          0.03%


  All executive officers of EMC and the
  Company and directors of EMC,
  as a group (7 persons)                                  213,844          1.49%

OTHER UNITHOLDERS
  The Wilson Family Limited Partnership ("WFLP") (2)
  222  Smallwood Village Center
  St. Charles, Maryland  20602                          5,093,088         35.39%

  Wilson Security Corporation ("WCS") (3)
  222  Smallwood Village Center                         6,000,000         41.70%
  St. Charles, Maryland  20602

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

     (3) WSC is owned by the Wilson Family, the members of the Board of Directors have the power to control or vote all the shares, but each member can not do it unilaterally, without the consent of the other members, therefore none of the units owned by such corporation can be attributed to a single director.

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


EXHIBITS.

EXHIBIT
NUMBER   EXHIBIT DESCRIPTION                                  REFERENCE
-------  ---------------------------------------  ----------------------------------
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

10.20    HDA Note in the amount of                Exhibit 10.21 to Form S-4
         68,000,000 to ECCC dated December
         15, 1993

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

10.62    Ninth Amended and Restated               Exhibit 10.62 to 1997
         Partnership Agreement of HDA             10-K
         dated December 31, 1997

10.68    First Amendment to Ninth Amended         Exhibit 10.68 to Annual Report on
         and Restated Partnership Agreement       Form 10-K of the Company for the
         of HDA dated October 2, 1998             year ended December 31, 1998
                                                  ("1998 10-K")
10.69    Stock Purchase Agreement dated
         as of March 1, 1999                      Exhibit 10.69 to 1998 10-K


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

                              Equus  Gaming  Company  L.P.
                              ----------------------------
        (Registrant)

                             By:  Equus  Management  Company
                                  Managing  General  Partner

April  24,  2001                        /s/  Thomas  B.  Wilson
----------------                        -----------------------
                                        Thomas  B.  Wilson
                                        Co-Chairman,  President,
                                        Chief Executive Officer and Director and
                                        Acting  Chief  Financial  Officer


April  24,  2001                        /s/  James  J.  Wilson
----------------                        ----------------------
                                        Co-Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE                                 TITLE                     SIGNATURE
-------------------------  --------------------------  -------------------------

April 24, 2001             Co-Chairman                 /s/ James J. Wilson
-------------------------                              -------------------------
                                                           James J. Wilson

April 24,  2001            Co-Chairman, President,     /s/ Thomas B. Wilson
-------------------------  Chief Executive Officer     -------------------------
                           and Director                    Thomas B. Wilson


April 24, 2001             Vice Chairman and Director  /s/ Juan M. Rivera
-------------------------                              -------------------------
                                                           Juan M. Rivera

April 24, 2001             Director                    /s/ Donald J. Kevane
-------------------------                              -------------------------
                                                           Donald J. Kevane

April 24,  2001            Director                    /s/ Alberto M. Paracchini
-------------------------                              -------------------------
                                                           Alberto M. Paracchini


April 24,  2001            Director                    /s/ Charles A. Cupril
-------------------------                              -------------------------
                                                           Charles A. Cupril