Form 10-Q
period 2001-03-31
EQUUS GAMING CO LP
filed 2001-07-26
CIK 928423

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)

         /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR

        / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM  __________TO___________

                        Commission file number 000-25306

                            EQUUS GAMING COMPANY L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Virginia                                      54-1719877
     -----------------------------                         ---------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

                            El Comandante Race Track
                            Main Building First Floor
                              65th  Infantry Avenue
                                Rd. 3   Km. 15.3
                              Canovanas,  PR  00729
              ------------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

                                 (787) 641-5844
              ------------------------------------------------------
              (Registrant's telephone number, including area code)

                             650 Munoz Rivera Avenue
                            Doral Building, 7th floor
                               Hato Rey, PR  00918
              ------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  /X/     No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (March 31, 2001). 14,389,824 Class A Units

                            EQUUS GAMING COMPANY L.P.
                                    FORM 10 Q
                                      INDEX

                                                                           PAGE
                                                                          NUMBER

PART  I - FINANCIAL  INFORMATION


Item 1.   Consolidated  Financial  Statements

          Consolidated  Statements  of  Operations  for  the  Three
          Months  ended  March  31,  2001  and  2000  (Unaudited)              3

          Consolidated  Statements  of  Comprehensive  Loss  for  the
          Three  Months  Ended  March  31, 2001 and 2000 (Unaudited)           4

          Consolidated Balance Sheets at March 31, 2001 (Unaudited)
          and  December  31,  2000  (Audited)                                  5

          Consolidated Statement of Changes in Partners' Deficit for the
          Three  Months  Ended  March  31,  2001  (Unaudited)                  7

          Consolidated  Statements  of  Cash  Flows  for  the  Three
          Months  Ended  March  31,  2001  and  2000  (Unaudited)              8

          Notes  to  Consolidated  Financial  Statements                      10

Item 2.   Management's Discussion and Analysis of Financial Condition
             and  Results  of  Operations
          Results  of  Operations                                             22
          Liquidity  and  Capital  Resources                                  26


PART  II - OTHER  INFORMATION

Item 1.   Legal  Proceedings                                                  29
Item 2.   Material Modifications of Rights of Registrant's Securities         30
Item 3.   Default  upon  Senior  Securities                                   30
Item 4.   Submission  of  Matters  to  a  Vote  of  Security Holders          30
Item 5.   Other  Information                                                  30
Item 6.   Exhibits  and  Reports  on  Form  8-K                               30

Signatures                                                                    31

                            EQUSS GAMING COMPANY L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                   (UNAUDITED)
                                                      2001          2000
                                                  ------------  ------------
REVENUES:
   Commissions on wagering                        $15,990,738   $16,516,211
   Net revenues from lottery services                       -       107,887
   Other revenues                                   1,023,219       998,647
                                                  ------------  ------------
                                                   17,013,957    17,622,745
                                                  ------------  ------------
EXPENSES:
   Payments to horseowners                          8,385,251     7,969,867
   Salaries, wages and employee benefits            2,750,476     2,448,527
   Operating expenses                               2,716,328     2,382,863
   General and administrative                       1,924,436     1,001,775
   Marketing, television and satellite costs        1,613,199     1,128,685
   Financial expenses                               2,937,064     2,445,834
   Depreciation and amortization                    1,051,204       955,083
                                                  ------------  ------------
                                                   21,377,958    18,332,634
                                                  ------------  ------------

LOSS  BEFORE INCOME TAXES AND MINORITY INTEREST    (4,364,001)     (709,889)
                                                  ------------  ------------

PROVISSION FOR INCOME TAXES
   Current                                             83,926       188,709
   Deferred                                            51,883             -
                                                  ------------  ------------
                                                      135,809       188,709
                                                  ------------  ------------


LOSS  BEFORE MINORITY INTEREST                     (4,499,810)     (898,598)


MINORITY INTEREST IN LOSSES                          (466,951)     (258,294)
                                                  ------------  ------------


NET LOSS                                          $(4,032,859)  $  (640,304)
                                                  ============  ============

ALLOCATION OF NET LOSS:
   General partners                               $   (40,329)  $    (6,403)
   Limited partners                                (3,992,530)     (633,901)
                                                  ------------  ------------
                                                  $(4,032,859)  $  (640,304)
                                                  ------------  ------------
BASIC AND DILUTED LOSS PER UNIT AMOUNTS:          $     (0.47)  $     (0.08)
WEIGHTED AVERAGE UNITS OUTSTANDING                  8,505,398     8,389,824
                                                  ============  ============

  The accompanying notes are an integral part of these consolidated statements

                            EQUUS GAMING COMPANY L.P.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                   (UNAUDITED)


                                              2001           2000
                                          -------------  ------------
NET LOSS                                  $ (4,032,859)  $  (640,304)

OTHER COMPREHENSIVE LOSS:

  Currency translation adjustments            (130,226)     (115,962)

                                          -------------  ------------
COMPREHENSIVE LOSS                        $ (4,163,085)  $  (756,266)
                                          =============  ============

  The accompanying notes are an integral part of these consolidated statements

                            EQUUS GAMING COMPANY L.P.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                MARCH 31      DECEMBER 31
                                  2001           2000
                              -------------  -------------
                               (UNAUDITED)     (AUDITED)
CASH AND CASH EQUIVALENTS:
  Unrestricted                $    821,706   $  7,019,121
  Restricted                        73,497        418,180
                              -------------  -------------
                                   895,203      7,437,301
                              -------------  -------------

PROPERTY AND EQUIPMENT:
  Land                           8,817,740      8,879,113
  Building and improvements     55,787,377     55,404,357
  Equipment                     17,962,629     17,753,880
                              -------------  -------------
                                82,567,746     82,037,350
  Accumulated depreciation     (23,452,300)   (22,282,599)
                              -------------  -------------
                                59,115,446     59,754,751
                              -------------  -------------

DEFERRED COSTS, NET:
  Financing                      1,741,480      1,933,361
  Costs of Panama contract       1,842,500      1,870,000
  Other                            166,427        206,714
                              -------------  -------------
                                 3,750,407      4,010,075
                              -------------  -------------

OTHER ASSETS:
  Accounts receivable, net       4,799,075      4,492,311
  Notes receivable               2,745,672      2,960,074
  Other assets                   1,589,926      1,480,258
                              -------------  -------------
                                 9,134,673      8,932,643
                              -------------  -------------

                              $ 72,895,729   $ 80,134,770
                              =============  =============

                                   (continues)

                               EQUUS GAMING COMPANY L.P.
                              CONSOLIDATED BALANCE SHEETS

                                      (continued)

                           LIABILITIES AND PARTNERS' DEFICIT


                                                        MARCH 31      DECEMBER 31
                                                          2001           2000
                                                      -------------  -------------
                                                       (UNAUDITED)     (AUDITED)
FIRST MORTGAGE NOTES:
    Principal, net of note discount of
      $689,890 and $786,261                           $ 53,764,110   $ 53,667,739
    Accrued interest                                     1,865,487      3,916,669
                                                      -------------  -------------
                                                        55,629,597     57,584,408
                                                      -------------  -------------

OTHER LIABILITIES:
    Accounts payable and accrued liabilities            23,671,570     23,741,039
    Outstanding winning tickets and refunds              1,354,165      1,552,128
    Notes payable                                        6,435,006      6,549,961
    Bonds payable                                        4,000,000      4,000,000
    Capital lease obligations                            1,968,908      2,232,559
                                                      -------------  -------------
                                                        37,429,649     38,075,687
                                                      -------------  -------------

DEFERRED INCOME TAXES                                    3,757,809      3,933,144
                                                      -------------  -------------

MINORITY INTEREST                                          453,516        753,288
                                                      -------------  -------------

COMMITMENTS AND CONTINGENCIES, SEE NOTE 2

PARTNERS' DEFICIT
    General Partner                                       (937,775)      (896,144)
    Limited Partners - 20,000,000 units authorized;
     14,389,824 units issued and outstanding.          (23,437,067)   (19,315,613)
                                                      -------------  -------------
                                                       (24,374,842)   (20,211,757)
                                                      -------------  -------------

                                                      $ 72,895,729   $ 80,134,770
                                                      =============  =============

  The accompanying notes are an integral part of these consolidated statements

                              EQUUS GAMING COMPANY L.P.
                CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                      FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                   (UNAUDITED)


                                       GENERAL      LIMITED
                                       PARTNERS     PARTNERS         TOTAL
                                      ----------  -------------  -------------
BALANCE, DECEMBER 31, 2000            $(896,144)  $(19,315,613)  $(20,211,757)

  Net loss for the period               (40,329)    (3,992,530)    (4,032,859)

  Currency translation adjustments       (1,302)      (128,924)      (130,226)

                                      ----------  -------------  -------------
BALANCE, MARCH 31, 2001               $(937,775)  $(23,437,067)  $(24,374,842)
                                      ==========  =============  =============

  The accompanying notes are an integral part of these consolidated statements

                                   EQUUS GAMING COMPANY L.P.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                          (UNAUDITED)


                                                               2001         2000
                                                           ------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                 $(4,032,859)  $ (640,304)
                                                           ------------  -----------
  Adjustments to reconcile net losses to
    net cash (used in) provided by operating activities-
      Depreciation and amortization                          1,307,636    1,080,853
      Deferred income tax provision                             43,841      157,200
      Currency translation adjustments                          36,953     (137,666)
      Minority interest                                       (466,951)    (258,294)
 Increase in assets-
      Accounts receivable                                     (306,763)    (561,825)
      Other assets                                            (109,670)    (251,692)
  (Decrease) increase in liabilities-
      Accounts payable and accrued liabilities              (2,339,826)     170,513
      Outstanding winning tickets and refunds                 (197,963)     691,476

       Total adjustments                                    (2,032,743)     890,565
                                                           ------------  -----------

Net cash (used in) provided by operating activities         (6,065,602)     250,261
                                                           ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (net)                                  (333,547)    (690,819)
  Deferred costs                                               (10,565)     (29,189)
  (Increase) decrease  in notes receivable, net                214,402      (13,466)
                                                           ------------  -----------
Net cash used in investing activities                         (129,710)    (733,474)
                                                           ------------  -----------

  The accompanying notes are an integral part of these consolidated statements

                                 EQUUS GAMING COMPANY L.P.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                      (UNAUDITED)
                                      (continued)


                                                      2001          2000
                                                  ------------  ------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of financing costs                   $    31,820   $         -
    Loan proceeds from affiliates                     150,000
    Loan proceeds from financial institutions               -       570,000
    Payments on notes payable and capital
      lease obligations                              (528,606)   (1,100,185)
                                                  ------------  ------------
  Net cash used in  financing activities             (346,786)     (530,185)
                                                  ------------  ------------

  NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                (6,542,098)   (1,013,398)

  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    7,437,301     2,307,933

  CASH AND CASH EQUIVALENTS, END OF PERIOD        $   895,203   $ 1,294,535
                                                  ============  ============

  SUPPLEMENTAL INFORMATION:
    Interest paid                                 $ 4,043,002   $   324,127
                                                  ============  ============

  NON-CASH TRANSACTIONS:
    Equipment acquired through capital leases               -        48,000
                                                  ============  ============

  The accompanying notes are an integral part of these consolidated statements

                            EQUUS GAMING COMPANY L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS  OF  PRESENTATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES:

     Equus Gaming Company L.P. (the "Company"), a Virginia limited partnership, is engaged in thoroughbred racing, wagering and other gaming related businesses in the Caribbean, Central and South America. Through its subsidiaries, the Company operates four racetracks and manages an off-track betting ("OTB") system in the various countries where the Company operates.

     The  Company  has  a  99%  interest  in Housing Development Associates S.E.
("HDA"), the owner of El Comandante Race Track ("El Comandante"), the only licensed thoroughbred racing facility in Puerto Rico. El Comandante has been operated since January 1, 1998 by the wholly owned subsidiary of HDA, El Comandante Management Company, LLC ("ECMC"). During 1998, HDA organized two wholly owned subsidiaries: Satellite Services International, Inc. ("SSI") and Agency Betting Network, Inc. ("ABN") are wholly owned subsidiaries of the Company. SSI will provide uplink services, satellite time (contracted from a third party) and leasing of video and data telecommunication equipment to transmit (or simulcast) live races from and to the Company's race tracks and OTB agencies, including live racing from outside the Company's operations to the Company's agency distribution network to increase wagering. ABN is establishing and operating an OTB agency system in Colombia for Los Comuneros Race Track in Medellin, Colombia ("Los Comuneros").

     In 2000, the Company was awarded exclusive rights by the Government of Uruguay to operate the Maronas racetrack in Montevideo and an off-track betting agency network together with the right to operate up to 5000 slot machines in 5 locations. The necessary restoration of the racetrack would , in management's opinion, require an initial investment of $12 million. Efforts to raise the $12 million by the due date were unsuccessful. Consequently, the concession expired on March 31, 2001, and the Company's bid bond in the amount of approximately $500,000 was forfeited and thus, expensed during the period ended March 31, 2001.

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

     The Company has since 1999 owned a controlling 50% interest in Equus Comuneros S.A. ("Equus-Comuneros"), the owner and operator of Los Comuneros in Colombia for approximately $2.1 million. In 1999 Equus-Comuneros received as a capital contribution from the minority stockholder, Los Comuneros S.A., all assets and liabilities that were employed by the prior operator of Los Comuneros. The assets mainly consisted of land, buildings and equipment for approximately $4.7 million and liabilities of approximately $2.6 million. The liabilities included mainly accounts payable to vendors and horseowners and certain financial obligations with various maturities through 2004. During January and February 2001, Equus-Comuneros refinanced loan payment commitments due to financial institutions totaling approximately $269,000 at December 31, 2000, which had not been previously met. As of March 31, 2001, the amount outstanding under these commitments amounted to approximately $124,000. Any noncompliance with the new terms could cause the lending entities to make their guarantees effective.

     As of March 31, 2001 the accumulated losses not allocated to the minority partners of Galapagos amounts to $1,932,294 because the minority partners have no legal obligation to find such losses in excess of their investment. Equus-Panama minority partners own a 49% interest. Equus-Comuneros minority partners own a 50% interest.

     As noted in the accompanying consolidated financial statements the Company has incurred recurring losses from operations, has a partners' deficit of $24,374,842 and projects a negative cash flow for the remainder of 2001. These factors, among others, raise substantial doubts as to the Company's ability to continue as a going concern and its capabilities to meet its obligations during 2001. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company's audited consolidated financial statements as of December 31, 2000 had an explanatory paragraph in its Auditors' Report related to the substantial doubt as to the Company's going concern.

     Management's plans to deal on its Company's financial problems are as follow:

     (i) Contract changes with the Puerto Rico Horseowners Confederation to allow expanded simulcasting on live and dark days. These changes are subject to the Racing Board's approval.

     (ii)  Implement  cost  reductions  at  El  Comandante.

     (iii) Request designation of the El Comandante facility as a tourist zone, which would allow the addition of slot machines and authorization for low interest bonds or notes.

     (iv) Obtain  new  bank  financing  or  financing  by  private  investors.


     GOVERNMENT  MATTERS

     El Comandante is required to pay the Government of Puerto Rico various taxes on wagering placed on thoroughbred horse races held at or simulcasted by El Comandante (Puerto Rico). The taxes on wagering are required to be remitted to the Department of the Treasury of Puerto Rico within two (2) days of the date wagers are placed. El Comandante failed to remit tax payments totaling $9,949,182 from October 16, 2000 to February 7, 2001. Neither ECMC nor the Company has the financial resources currently to pay the overdue taxes.

     On May 24, 2001, ECMC executed a "Closing Agreement"(the "Agreement") with the Secretary of the Treasury of Puerto Rico (the "Secretary") whereby ECMC will settle its assessed debt of unpaid excise taxes and commissions for the period October, 2000 through February, 2001, in the amount of $11,172,450 (including interest and late charges), plus an additional assessment of $60,141 (including interest) for unpaid commissions for the period February 2, 2001 through February 7, 2001 as follows:

     1. Upon execution of the Agreement, ECMC delivered a check to the Secretary for $60,141 in full payment of the February, 2001 assessment.

     2. For a six-month period commencing June 1,2001 and ending November 30, 2001, ECMC will pay $50,000 per week against the October, 2000 through February, 2001 assessment. After the six-month period, the Secretary will reevaluate the financial condition of ECMC, and may, upon reasonable grounds, continue, modify or revoke the Agreement.

     3. ECMC will continue to pay on a timely basis current excise taxes and commissions.

     4. ECMC will provide and maintain a bond in favor of the Secretary in the amount of $500,000.

     5. In the event ECMC defaults during the term of the Agreement, the Secretary may accelerate the balance due plus any additional amounts due resulting from the default, including waived penalties of $167,000.

     On April 2, 2001, the House of Representatives of the Commonwealth of Puerto Rico adopted a resolution ordering an investigation of the operations of ECMC with emphasis on the physical and financial administration of the Company and its debts outstanding with the Treasury Department.

As of July 19, 2001, Equus Comuneros owed the Tax and National Customs Administration approximately $462,000 for tax withholding at source tax.
Management  has  agreed  on  a  payment  plan  which  has  not  been  finalized.


     CONSOLIDATION  AND  PRESENTATION

     The consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 are unaudited but include all adjustments (consisting of normal recurring adjustments) which management considers necessary for a fair presentation of the consolidated results of operations for the interim periods. The operating results for the three months ended March 31, 2001 are not necessarily indicative of results for the year. Net losses per unit are calculated based on weighted average number of Units outstanding. Outstanding warrants to purchase Units do not have a material dilutive effect on the calculation of earnings per Unit.

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

     These unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes of the Company included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000.

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

     The Company has minority partners in HDA, Galapagos, Equus-Panama and Equus-Comuneros. Therefore, the Company recorded minority interest based on the earnings (losses) of these consolidated subsidiaries that are attributable to the minority partners, as follows:

                         FOR THE THREE MONTHS ENDED MARCH 31,
                         ------------------------------------
                            2001                      2000
                         ----------                ----------

SUBSIDIARY:
    HDA                  $ (17,150)                $   1,500
    Galapagos                    -                         -
    Equus-Panama           (65,651)                   25,741
    Equus-Comuneros       (384,150)                 (285,535)
                         ----------                ----------
                         $(466,951)                $(258,294)
                         ----------                ----------



     In general, the minority interest is calculated based on the ownership interest of the minority partners. HDA has a minority partner owning a 1% interest. Galapagos' minority partners own a 45% interest. However, during the three months ended March 31, 2001 and 2000 the Company did not recognize minority interest in Galapagos' losses amounting to $85,508, and $134,440, respectively, because the minority partners have no legal obligation to fund such losses in excess of their investment. As of March 31, 2001 the accumulated losses not allocated to the minority partners amounts to $1,932,294. Equus-Panama minority partners own 49% interest. Equus-Comuneros minority partners own a 50% interest.


     CURRENCIES

     The Company consolidates its accounts with Galapagos and Equus-Comuneros whose functional currencies are the Dominican Republic peso and the Colombian peso, respectively. The United States dollars ("US$") are also a recording currency in these countries. US$ are exchanged into these foreign currencies ("FC$") and vice versa through commercial banks and/or the central banks of the respective countries. The Company remeasures the monetary assets and liabilities of the foreign subsidiaries that were recorded in US$ into the FC$ using the exchange rates in effect at the balance sheet date (the "current rate") and all other assets and liabilities and capital accounts, at the historical rates. The Company then translates the financial statements of the foreign subsidiaries from FC$ into US$ using the current rates, for all assets and liabilities, and the average exchange rates prevailing during the year, for revenues and expenses.

     For the three months ended March 31, 2001 and 2000, net exchange losses resulting from re - measurement of accounts, together with losses from foreign currency transactions, amounted to $104,904 and $75,879 respectively, which amounts are included as operating expenses. Accumulated net loss from changes in exchange rates due to the translation of assets and liabilities of the foreign subsidiaries are included in partners' deficit and at March 31, 2001 and 2000 amounted to $130,226 and $115,962, respectively.

     The current exchange rates in Dominican Republic as of March 31, 2001and 2000 were US$1.00 to FC$16.65 and US$1.00 to FC$16.30, respectively. The average exchange rates in Dominican Republic prevailing during the three months ended March 31, 2001 and 2000 were US$1.00 to FC$17.05, US$1.00 to FC$16.27, respectively. The current exchange rate in Colombia as of March 31, 2001and 2000 were US$1.00 to FC$2,310 and $US1.00 to FC$1.952. The average exchange rate in Colombia prevailing during the three months ended March 31, 2001 and 2000 were US$1.00 to FC$2,229 and US$1.00 to FC$1.950. The Company also consolidates its accounts with Equus-Panama whose functional currencies are the Panama Balboas and the US$. Because these currencies are of equivalent value, there is no effect attributed to foreign currency transactions of Equus-Panama.

2.  COMMITMENTS  AND  CONTINGENCIES:

     HORSEOWNERS'  AGREEMENTS

     The Company has separate agreements with the horseowners confederation of each country. The agreements establish the amount payable to horseowners as purses. In general, payments to horseowners are based on a percentage of wagering.

     The  Panama  contract  expires  in December 2007.  Commencing with the year
2000, and each year thereafter, there is no longer a "minimum guaranteed payment" to Horseowners, as was previously the case. However for the year 2000, $4.1 million was paid to the horseowners even though the calculated payment per the contract was $2.7 million. The excess payment of $1.4 million was recorded as an account receivable due from the Horseowner Association to be liquidated at a future date. For the year 2001, payments to horseowners will be 13.25% of the live racing handle and 10% of the simulcast handle. In addition, for the years 2001 and 2002, the horseowners will receive the proceeds from wagering taxes at the rate of 3.25% for live races and 2% for simulcast races.

     The Dominican Republic contract expires in December 2005. The Colombia contract expires on December 31, 2009. It provides for certain minimum guaranteed payments to horseowners during the first three years $1.2 million in 2001, increasing in 2002 and 2003 in accordance with an inflation factor).

     The Puerto Rico horseowners contract expires in July 2010. Under the Puerto Rico contract, the horseowners are guaranteed minimum earnings of
$25,032,000. ECMC is obligated among other things to pay the horseowners $90,000 annually for administrative costs and 50% of the principal and interest owed on an outstanding horseowners loan with a principal balance due of $526,000, plus accrued interest. ECMC must also invest $3,000,000 in improvements to the racetrack during the 10-year term of the contract, as well as provide up to $2,000,000 of financing for the purchase of horses. Additional costs incurred for the three months ended March 31, 2001 related to the new horseowners contract are included in other expenses.

     On March 16, 2001, an "Addendum to Contract" was executed by the Horseowners Confederation and the Company, whereby the parties agreed to:

     (i)   Increase the  number of simulcast races each live race day from three
           (3)  to  six  (6).

     (ii) Place three (3) of the simulcast races before the first live races and three (3) after the fifth live race.

     (iii) Include simulcasting of nine (9) to twelve (12) races on Thursday, currently a dark day.

     (iv) In consideration of the above, ECMC will pay an additional $1,000,000 to the Horseowners Confederation if the additional simulcasting (i,ii,iii) is approved by the Racing Board

     As of June 28, 2001, The Puerto Rico Racing Board had granted ECMC the right to increase the number of simulcast races from three (3) to six (6) per live race day. The order allows a three (3) month probationary period commencing July 1, 2001, during which ECMC is allowed to place three (3) simulcast races before the first live race and three (3) after the fifth live race. At the end of the probationary period the Racing Board will have 15 days to make a determination as to the future. The probationary simulcasting will continue during the 15 day period.

     The Racing Board declined the simulcasting of races on Thursday's, a day that currently holds no live races.

     The additional $1,000,000 to be paid by ECMC to the Horseowners Confederation is subject to the final approval from the Racing Board of the originally requested items.


     WAGERING  SERVICES  AGREEMENTS

     The  Company  has  separate  agreements  with  Autotote  Systems,  Inc.
("Autotote") and United Tote Company ("United Tote") to provide wagering services, software and equipment to each racetrack, necessary for the operation of the off-track betting system. Payments under these contracts are summarized as follows:

1.  Autotote
    --------

                                                           PRESIDENTE
                          EL COMANDANTE    V CENTENARIO       REMON       LOS COMUNEROS
                         ---------------  --------------  --------------  --------------
Expiration date             March 2004      March 2004     January 2008          (c)
Cost of services, as a
 percentage of wagering            0.65%        0.65%(a)        1.00%             1.20%
Minimum amount per year  $      800,800   $   200,000     $   330,000(b)  $          -


(a) Galapagos also receives services for the distribution system of the electronic lottery. Fees to Autotote are 2% of gross sales at lottery agencies and 1% of gross sales at OTB agencies.


(b) Based on a minimum monthly payment of $29,500 for 2001, increased each subsequent year, up to $36,000 in 2007. For the year 2000 the minimum annual payment was $330,000.

(c) On August 10, 2000, the Company terminated the contract with Autotote for failure to comply under the terms of the contract. United Tote commenced operations 30 days later.

2.  United  Tote
    ------------

     In August 2000 the Company obtained a $2.5 million unsecured loan at 3% over prime due in December 29, 2004. Principal and interest are to be paid from .25% of the wagering handle for the first four (4) years of the service contract with United Tote.

                                                               PRESIDENTE
                             EL COMANDANTE    V CENTENARIO       REMON       LOS COMUNEROS
                             --------------  --------------  --------------  --------------
Commencement date (a)        March 2004      March 2004      January 2008    August 2000
Expiration date              December 2010   December 2010   December 2010   December 2010
Cost of services, as a
 percentage of wagering           (b)             (b)             (b)             (b)
Minimum amount per year (c)       n/a             n/a             n/a             n/a
Additional fees (d)               n/a             n/a             n/a             n/a

     (a) The services agreement with United Tote specifies that the commencement date shall be the earlier of the date that the agreement with Autotote expires or the date the agreement is properly terminated. See note 2. (1.c) above for the termination of the Autotote agreement with Los Comuneros.

(b) Total Handle in a contract year  % of Total Handle received by United Tote
-----------------------------------  -----------------------------------------
$350,000,000                         0.95% in the first four (4) years and .7%
                                     thereafter, see note (e) below.

350,000,001 to $500,000,000          0.5% of Total Handle

500,000,001 and over                 0.4% of Total Handle


     (c) Pursuant to the service contract, there are minimum annual guaranteed wagering handles for the twelve months from the date that totalizator service is first initiated by United Tote at two or more existing or new racetracks, and continues in twelve months intervals subsequent to that date for the remaining term of the contract.

     (d) The Company will also pay United Tote a weekly fee of $2,625 as a "central hub allocation fee" until service by United Tote is furnished to two or more existing or new racetracks.

     (e) During the first four (4) years, a fee of 0.25% of the handle will be applied to principal and interest on the unsecured note of $2.5 million due December 29, 2004.

     OTHER  LONG-TERM  AGREEMENTS

     The Company has also entered in other long-term contracts that are essential for the operation of its racetracks such as to guarantee television coverage in Puerto Rico. ECMC has an agreement with S&E Network, Inc. (S&E") that requires the purchase of television time for a minimum of 910 hours at the rate of $725 (effective February 1997) per hour, adjusted annually by the Consumer Price Index ("CPI"), or at the rate of $900 per hour, also subject to CPI adjustments for television time after 7:00 PM. The contract is non-cancelable by either party during the initial term, which expires in December 2006. The term is automatically extended for successive 5 years periods at the request of ECMC. During this extended term, the contract can be canceled by S&E, upon payment of liquidated damages of $2 million plus CPI after January 1997.


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

     The First Mortgage Notes mature on December 15, 2003 and bear interest at 11.75% payable semiannually on June 15, and December 15. Payment of the First Mortgage Notes is guaranteed by HDA. The First Mortgage Notes are secured by a first mortgage on El Comandante and by certain other collateral which together encompass a lien on (i) the fee interests of HDA in the land and fixtures comprising El Comandante, (ii) all related equipment, structures, machinery and other property, including intangible property, ancillary to the operations of El Comandante, and (iii) substantially all of the other assets and property of HDA, including the capital stock of ECCC owned by HDA.

     During the past several years HDA has made early redemptions of First Mortgage Notes in connection with certain transactions. The Company has also purchased in the open market First Mortgage Notes which the Company intends to hold until maturity in cancellation of required partial redemptions in 2000 and 2001, as explained below. Following is a summary of these transactions:


                                                             HELD BY THE
                                                 FACE         COMPANY AT     (PREMIUM)
TYPE OF TRANSACTION                  DATE        VALUE      MARCH 31, 2001    DISCOUNT
--------------------------------  -----------  -----------  --------------  -----------
  Redemption                      Mar-1997     $  737,000               -   $        -
  Redemption                      Sep-1997      2,500,000               -     (250,000)
  Purchase in open market         Dec-1998      7,500,000       7,500,000    1,000,000
  Redemption, reduced by amount
    of notes held by the Company  Jan-1999      2,620,000        (380,000)    (262,000)
  Purchase in open market         May-1999        189,000         189,000       22,680

  Redemption, reduced by amount
    of notes held by the Company  Jan-2001         563,000       (563,000)           -
                                               $14,109,000  $   6,746,000  $         -
================================  ===========  ===========  =============  ============


     In connection with these transactions, the Company wrote-off a portion of the note discount and deferred financing costs.

     ECCC is required to partially redeem First Mortgage Notes commencing on December 15, 2000. The stated maturities of the First Mortgage Notes, reduced by prior redemptions, are as follows (in thousands):




         DUE DURING THE TWELVE MONTHS   GROSS   PURCHASED IN    NET
         ENDING DECEMBER 31,            AMOUNT   OPEN MARKET   AMOUNT
         ----------------------------  -------  ------------  ---------

                   2001                10,200          6,746     3,454
                   2002                10,200             -     10,200
                   2003                40,800             -     40,800
                                      --------  ------------  ---------
                                       61,200          6,746    54,454
             Less - discount             (641)            49      (690)
                                      --------  ------------  ---------
                                      $60,559   $      6,795  $ 53,764
                                      ========  ============  =========



     The ability of the Company to make the interest payments of $7.2 million on the First Mortgage Notes is dependent on obtaining the required funds through a private placement offering and/or bank financing. The Company will not be able to generate all of the funds for the payment of interest on the First Mortgage Notes from its operations.

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

     The Indenture contains certain covenants, one of which restricts the amount of distributions by HDA to its partners, including the Company. Permitted distributions are limited to approximately 48% of HDA's consolidated net earnings. In connection with certain approval required from noteholders, HDA agreed to temporarily reduce these distributions by 17%. HDA is permitted to make additional cash distributions to partners and other Restricted Payments, as defined under the Indenture, equal to 44.25% of the excess of HDA's cumulative consolidated net income after December 31, 1993 over the cumulative amount of the 48% Distributions, provided that HDA meets a certain minimum debt coverage ratio. HDA has not met this debt coverage ratio. As of June 30, 2001, HDA has advanced to the Company approximately $4,018,000 against its allowable future distributions of profits, which, technically, is not in conformity with the terms of the Indenture.

     On July 13, 2001, the Company made the interest payment of $3.6 million due on June 15, 2001. Funds for the interest payment were obtained through a $7,000,000 Class A Preferred Stock Placement Offering by Equus Entertainment Corporation to KEMBT Corporation, a related party.


4.  BONDS  AND  NOTES  PAYABLE  AND  CAPITAL  LEASES:

     The  Company's  outstanding  notes  payable  consist  of  the  following:

                                                                       BALANCE AT
                                           MATURITY   INTEREST    MARCH 31   DECEMBER 31,
BORROWER               DESCRIPTION           DATE       RATE        2001         2000
-------------------  ---------------       ---------  ---------  ----------  -------------
HDA                  Note payable     (a)  15-DEC-01   P+1.00%   $3,000,000  $   3,000,000
HDA                  Line of credit   (b)  15-DEC-01   P+1.00%      500,000        500,000
Equus-Panama         Term loan        (c)  25-DEC-00    10.75%            -              -
Equus-Panama         Line of credit   (c)  various      10.75%      161,211        280,349
Equus-Comuneros      Term loans       (d)  various     variable     123,795        269,612
Equus Entertainment  Note payable     (e)  29-DEC-04   P+3.00%    2,500,000      2,500,000
Equus Entertainment  Promissory Note  (f)  On Demand   P+1.00%      100,000              -
Equus Entertainment  Promissory Note  (g)  On Demand   P+1.00%       50,000              -
                                                                 ----------  -------------
                                                                 $6,435,006  $   6,549,961
                                                                 ==========  =============


     At March 31, 2001 and December 31, 2000, the prime rate (P) was 8.00% and 9.50%, respectively.


(a) Considered Refinancing Indebtedness under the terms of the Indenture. Collateralized by First Mortgage Notes purchased in the open market (see
     Note  3).  Payable  in quarterly installments commencing on March 31, 2000.

(b) Revolving line of credit available until December 15, 2001, for its operational needs. Interest is calculated on balances outstanding at a rate equivalent to one point over prime rate. Principal is due upon maturity on December 15, 2001.

(c) Available to finance loans to Panama horseowners for the acquisition of horses. Payable in equal monthly installments, principal and interest, with various maturity dates from June, 2001 to November, 2001.

(d) Collateralized by a certificate of deposit for $140,000, which is included in the accompanying balance sheet as of March 31, 2001 and December 31, 2000 as restricted cash. Management is in the process of renegotiating the terms of these financial obligations. Interest rates range from 7% to 14.01% over Colombia's Fixed Term Deposit (FTD) rate. FTD at March 31, 2001 was 11.43%.

(e) In August 2000 the Company obtained a $2.5 million unsecured loan at 3% over prime due December 29, 2004. Principal and interest payments are to be paid from .25% of the wagering handle for the first four (4) years of the service contract with United Tote as outlined in Note 2 of the consolidated financial statements, "Wagering Service Agreements".

(f) On March 21, 2001, the Company received $100,000 from El Monte Properties under an unsecured promissory note payable on demand with interest accruing at 1% over prime, payable on demand.

(g) On March 21, 2001, the Company received $50,000 from Santa Maria Associates under an unsecured promissory note payable on demand with interest accruing at 1% over prime, payable on demand.

     The Company also guarantees a $250,000 loan of the operator of the restaurant at Presidente Remon. The proceeds of this loan were used by Equus-Panama to finance improvements to the restaurant.


     In October 1998, Equus-Panama issued $4 million in unsecured bonds pursuant to a public offering. Interest is payable at an 11% rate per annum on a quarterly basis. The bonds may be redeemed by Equus-Panama prior to June 30, 2001 at a redemption price of 102% of the principal amount and thereafter at par. Under the loan documents there are certain restrictions that limit the capacity of Equus-Panama to incur indebtedness and pay dividends to shareholders.

     The following table summarizes future minimum payments on capital leases, notes payable and bonds of the Company and its consolidated subsidiaries:

DUE DURING THE TWELVE      CAPITAL       NOTES       BONDS
MONTHS ENDING MARCH 31,    LEASES       PAYABLE     PAYABLE
-----------------------  -----------  -----------  ----------

              2002       $  862,590   $6,687,917   $        -
              2003          675,138            -      600,000
              2004          514,521            -    1,000,000
              2005          223,188            -    1,200,000
              2006                -            -    1,200,000
                         -----------  -----------  ----------
                          2,275,437    6,687,917    4,000,000
  Imputed interest         (306,529)    (252,911)           -
                         -----------  -----------  ----------
                         $1,968,908   $6,435,006   $4,000,000
                         ===========  ===========  ==========



5.  RELATED  PARTY  TRANSACTIONS:

     The following is a summary of amounts accrued for services rendered by or from certain related parties, namely, EMC, American Community Properties Trust ("ACPT") and Interstate General Company L.P. ("IGC") during the three months ended March 31, 2001 and 2000:

                                           FOR THE THREE MONTHS ENDED MARCH 31,
   ENTITY          NATURE OF SERVICE             2001              2000
------------  ---------------------------  -----------------  -----------------
Rendered by:
  ACPT        Support agreement            $             600  $           8,100
  ACPT        Rent office space                       10,500             10,500
  EMC         Directors' fees                         25,500             25,500
  IGC         Services of James J. Wilson             94,477             33,750
                                           -----------------  -----------------
                                           $         131,077  $          77,850
                                           =================  =================



          On March 21, 2001, the Company received $100,000 from El Monte Properties under an unsecured promissory note payable on demand with interest accruing at 1% over prime. On that same date, the Company received $50,000 from Santa Maria Associates under an unsecured promissory note payable on demand with interest accruing at 1% over prime.


6.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS:

     Based on quoted market prices, the fair value of the First Mortgage Notes as of March 31, 2001 was approximately $28,670,000 (as compared with a carrying value of $53,764,110 ). The carrying value of notes payable, capital leases and notes receivable approximates fair value. These obligations provide for variable rate interest. The carrying value of accounts receivable and accounts payable approximates fair value due to their short maturities.

7.  SEGMENT  INFORMATION:

     The Company has identified five reportable segments, based on geographical considerations: Puerto Rico, Dominican Republic, Colombia, Panama and Uruguay. The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on profit or loss before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses. The following presents the segment information for the three months ended March 31, 2001 and 2000 (in thousands).

                                 PUERTO   DOMINICAN
2001                              RICO     REPUBLIC    COLOMBIA    PANAMA   URUGUAY    TOTAL
                                --------  ----------  ----------  --------  --------  --------
Commissions on wagering         $12,522   $     936   $     482   $ 2,051   $     -   $15,991
Total revenues                   13,386       1,087         435     2,099         6    17,013
Financial expenses                2,731           4          55       139         8     2,937
Depreciation and amortization       731          87          74       159         -     1,051
Loss before income                                                                          -
  taxes and minority interest    (2,748)       (190)       (759)     (134)     (532)   (4,363)
Capital improvements (net)            4         (67)       (240)      (31)        -      (334)
Total assets                     56,365       2,340       4,156    10,034         -    72,896

2000
Commissions on wagering         $13,130   $     785   $     365   $ 2,236   $     -   $16,516
Total revenues                   13,896         999         413     2,315         -    17,623
Financial expenses                2,205           8          81       152         -     2,446
Depreciation and amortization       660          79          62       154         -       955
Earnings (Loss) before income                                                               -
  taxes and minority interest       100        (299)       (564)       53         -      (710)
Capital improvements (net)          575          35          38        43         -       691
Total assets                     54,286       1,781       5,188     9,197         -    70,452


8.  LEGAL  PROCEEDINGS:

     The Company currently has a case in arbitration at the American Arbitration Association in defense of and against Autotote, involving all the racetracks in which Equus has an ownership interest. Autotote has filed a claim against El Comandante for unpaid service fees of $186,415 plus interest. ECMC has agreed to pay this amount but has filed a counterclaim against Autotote. The arbitration hearings concluded on April 9, 2001. Currently, no ruling has been issued on the various claims and counterclaims.

     The Company has also disputed since 1991 the Volume of Business Tax assessed by the Municipality of Canovanas, in which El Comandante is located. The Company disputed the fact that the local municipality of Canovanas is assessing tax on the sales commissions earned by the OTB agencies, located throughout the island of Puerto Rico. The OTB agencies are also reporting and paying tax in their local communities. The Company claims double taxation and that the Company should not be taxed on the agencies business sales. The Appellate Court of Puerto Rico ruled in favor of the Municipality of Canovanas and confirmed the deficiencies. The Puerto Rico Supreme Court denied a petition for hearing the case and as result the Appellate Court's decision is now final.

     The following schedule lists the deficiencies that have not been paid since 1993 and which are included within Accounts Payable and Accrued Liabilities as of March 31, 2001.

                FISCAL  TAX  YEAR            DEFICIENCY
                -----------------            ----------

                      93-94                  $   94,887
                      96-97                     159,526
                      97-98                     155,166
                      98-99                     138,783
                      99-00                     114,374
                      00-01                     131,326
                                             ----------

                Total deficiency             $  794,062
                                             ==========


     Certain of the Company's subsidiaries are presently named as defendants in various lawsuits and might be subject to certain other claims arising out of their normal business operations. Management, based in part upon advice from legal counsel, believes that the results of such actions will not have a material adverse impact on the Company's financial position or results of operations.

9.  SUBSEQUENT  EVENT

     On July 13, 2001, Equus Entertainment Corporation issued $7,000,000 of its Class A $1 par value Preferred Stock to KEMBT Corporation, a related party. The funds obtained through this transactions were used to make the interest payment of approximately $3.6 million due on the First Mortgage Notes.

     The funds used by KEMBT Corporation to purchase Equus Entertainment Corporation's preferred stock were obtained through a non-revolving credit facility with a commercial bank. As part of this agreement, these proceeds will be used to repay loans held by HDA with this same institution and this institution will retain its security interest in the First Mortgage Notes held by ECMC. As part of the loan agreement, the institution will have a mortgage lien over certain real estate owned by a related party of the Company. Real estate collaterals guaranteeing obligations of another related party with the same institution will also guarantee this facility. The Company, Equus Entertainment Corporation, ECMC, Wilson Securities Corporation and Interstate Business Corporation are guarantors for this facility.

10.  RECLASSIFICATIONS:

Certain reclassifications were made to the 2000 consolidated financial statements to conform these to the 2001 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's operations consist principally of its interests in thoroughbred horse race tracks in four countries, each of which is owned and/or operated by a subsidiary: (i) El Comandante in Puerto Rico, owned by Housing Development Associates S.E. ("HDA") and operated since January 1, 1998 by El Comandante Management Company, LLC ("ECMC"), (ii) V Centenario in the Dominican Republic, operated since April 1995 by Galapagos S.A., ("Galapagos"), (iii) Presidente Remon in Panama, operated since January 1, 1998 by Equus
Entertainment de Panama, S.A. ("Equus-Panama") and (iv) Los Comuneros in Medellin, Colombia, owned and operated since early 1999 by Equus Comuneros, S.A. ("Equus-Comuneros").

     The following discussion compares the results of operations of the Company for the three months ended March 31, 2001, with the results for the three months ended March 31, 2000.


                              RESULTS OF OPERATIONS

          THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO MARCH 31, 2000
          ------------------------------------------------------------


REVENUES

     Consolidated Revenues decreased in the first quarter of 2001 by $609,000 or 3.5%, as compared to the same quarter in 2000. This decrease was primarily attributable to the decrease in commissions at El Comandante, and the loss of revenues from lottery services at Galapagos, as explained below.

     COMMISSIONS  ON  WAGERING

     Commissions on wagering decreased by $525,000, (3.2%), to aproximately $15,991,000 on the three months ended March 31, 2001 as compared to aproximately $16,516,000 for the three months ended March 31, 2000. The decrease in commissions was attributable to the following operations: El Comandante ($608,000), and Panama ($185,000). However, the Colombia and Dominican Republic operations reflect an increase of ($117,000) and ($151,000) respectively.

     During contract negotiations in January 2000, the Puerto Rico horseowners cancelled their prior approval of simulcast of live races from Puerto Rico to the Dominican Republic. In February this action was reversed by the Racing Board. This cancellation had an adverse economic impact on commissions on wagering in the Dominican Republic and Puerto Rico for the three months ended March 31, 2000.

     PUERTO RICO. Commissions on wagering at El Comandante decreased $608,000, (4.6%) from $13,130,000 for the three months ended March 31, 2000 to $12,522,000, for the three months ended March 31, 2001. The decrease in commissions was attributable to:

     (a) Commissions from Live Racing declined $1.4 million as a result of wagering decline from short fields, integrity of the races as reported by the media and a shift in wagering from the "Exotic" bets to the "Win/Place" bets (which have a lower commission takeout).

     (b) Commissions from Simulcasting -In from the United States resulted in an added $762 thousand.

     (c) Commission from Simulcasting Out to Galapagos increased $46,000 because Simulcast to Galapagos was for the entire period in 2001 whereas in 2000 it was delayed until February 11,2000.

     PANAMA. Commissions on wagering at Presidente Remon decreased $185,000, (8.3%) from $2,236,000 for the three months ended March 31, 2000 to $2,051,000 for the three months ended March 31, 2001. The decrease was primarily attributable to lower levels of betting due to continuing recessionary trends in the general economy.

     DOMINICAN REPUBLIC. Commissions on wagering at V Centenario ("Galapagos") increased $151,000 (19.2%) from $785,000 for the three months ended March 31, 2000 to $936,000 for the three months ended March 31, 2001. The increase was primarily attributable to:

     (a) The fact that for the first 1 1/2 months of 2000 there was no simulcasting from El Comandante race track.

     (b) During the first six (6) months of 2000, commissions earned were shared equally with the horseowners. This practice was discontinued effective July 1, 2000.


     COLOMBIA. Commissions on wagering at Comuneros S.A. increased $117,000 (32.1%) from $365,000 for the three months ended March 31, 2000 to $482,000 for the three months ended March 31, 2001. This increase was primarily attributable to seven (7) additional race days for the three months ended March 31, 2001.


     NET  REVENUES  FROM  LOTTERY  SERVICES

     Net revenues from lottery services by Galapagos in the Dominican Republic for the three months ended March 31, 2001 decreased by $108,000, (100.0%) as compared to the same period in 2000.

      Since June 30, 2000, Autotote has provided services directly to the Lottery Operations [Dominican International Electronic Lottery, Inc. (LEIDSA)] and refused to pay Galapagos service fees under its service contract. The Company has filed suit in Federal Court in Puerto Rico against Autotote and is also pursuing arbitration.

     OTHER  REVENUES

     Other revenues increased by $24,000 from $999,000 for the three months ended March 31, 2000 to $1,023,000 for the three months ended March 31, 2001.


EXPENSES

     For the reasons set forth below, total expenses during the three months ended March 31, 2001 increased by $3,042,000, (16.6%) as compared to the same period in 2000.


     PAYMENTS  TO  HORSEOWNERS

     Payments of purses to horseowners during the three months ended March 31, 2001 increased by $415,000, (5.2%) as compared to the same period in 2000. This was essentially due to the provisions of the respective horseowner contracts and/or Government Racing Board orders that provided additional payments to horseowners from sources other than purses.

     Under El Comandante contract with horseowners, the horseowners are guaranteed minimum earnings of $25,032,000 for 2000 and 2001. ECMC is obligated among other items to pay the horseowners $90,000 annually for administrative costs and 50% of the principal and interest owed on an outstanding horseowners loan with a principal balance due of $526,000, plus accrued interest. ECMC must also invest $3,000,000 in improvements to the racetrack during the 10-year term of the contract, as well as provide $2,000,000 of financing for the purchase of horses.

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

     (iii) Include simulcasting of nine (9) to twelve (12) races on Thursdays of each week, a day that currently holds no live races.

     (iv) In consideration for the above items, ECMC will pay an additional $1,000,000 o the Horseowners Confederation, approved by the Racing Board.

     As of June 28, 2001, The Puerto Rico Racing Board had granted ECMC the right to increase the number of simulcast races from three (3) to six (6) per live race day. The order allows a three (3) month probationary period commencing July 1, 2001, during which ECMC is allowed to place three (3) simulcast races before the first live race and three (3) after the fifth live race. At the end of the probationary period the Racing Board will have 15 days to make a determination as to the future. The probationary simulcasting will continue during the 15 day period.

     The Racing Board declined the simulcasting of races on Thursday's, a day that currently holds no live races.

     The additional $1,000,000 to be paid by ECMC to the Horseowners Confederation will be deferred until approval is received from the Racing Board for the originally requested items.


FINANCIAL  EXPENSES

     Financial expenses for the three months ended March 31, 2001 increased by $491,000, (20.1%) as compared to the same period in 2000. This increase is primarily attributable to interest and late charges owed by ECMC on the delinquent excise taxes. See Part II, Item I, "Legal Proceedings" below.

     OTHER  EXPENSES

     Other expenses for the three months ended March 31, 2001 increased by $2,042,000, (29.3%) as compared to the same period in 2000. This increase is primarily attributable to: new operations, including additional expenses relating to the SSI and the VSAT system, satellite related expenses which have not yet been recovered in revenues, severance payments and horseowners contract expenses incurred by El Comandante and additional professional fees incurred by Equus Entertainment Corporation (see tables below).


                                       OTHER EXPENSES BY COUNTRY
      INCREASE (DECREASE) FOR THREE MONTHS ENDED MARCH 31, 2001 WHEN COMPARED WITH MARCH 31, 2000

                    Salaries, wages    Operating     General and      Marketing , TV   Net (decrease)
Country              and benefits      expenses     administrative    and satellite       increase
-----------------  -----------------  -----------  ----------------  ----------------  ---------------
Puerto Rico        $        297,000   $  402,000   $       448,000   $       443,000   $    1,590,000
Total Puerto Rico           297,000      402,000           448,000           443,000        1,590,000
Dominican Rep.              (15,000)     (51,000)          (69,000)           (5,000)        (140,000)
Panama                      (20,000)     (36,000)          (42,000)          (26,000)        (124,000)
Colombia                     40,000       19,000            53,000            73,000          185,000
Uruguay                           -            -           531,000                 -          531,000
                   -----------------  -----------  ----------------  ----------------  ---------------
                   $        302,000   $  334,000   $       921,000   $       485,000   $    2,042,000
                   =================  ===========  ================  ================  ===============



     SSI  AND  VSAT  EXPENSES

     The increase in operating expenses and marketing/satellite expenses for the three months ended March 31, 2001, as compared to the same period in 2000, primarily relate to the additional expenses for the planning, engineering and startup expenses on the wagering system (VSAT) and leased satellite time. Additionally, the Company has not been able to recover these additional operating expenses since the new equipment is not yet in service and the fixed monthly lease cost for the satellite time has not been recovered in revenues.


     DEPRECIATION  AND  AMORTIZATION

     Depreciation and Amortization for the three months ended March 31, 2001 increased by $96,000 (10.1%), as compared to the same period in 2000, which is primarily due to additions of capital improvements at El Comandante as well as an increased monthly provision in 2001 which more accurately reflects the true expense.


PROVISION  FOR  INCOME  TAXES

     The provision for income tax is primarily related to deferred Puerto Rico income taxes on the Company's income and losses related to its interests in Puerto Rico, without taking into account results of operations of Galapagos, Equus-Panama. Due to accumulated losses, none of these foreign subsidiaries require a provision for income taxes.

MINORITY  INTEREST

     The Company's minority interest is attributed to the income and losses allocable to the minority partners of HDA, Galapagos, Equus-Panama and Equus-Comuneros. Since the accumulated losses of Galapagos allocable to minority partners had exceeded their investment, for the three months ended March 31, 2001, the Company did not recognize minority interest in losses of Galapagos of $85,508 and $134,440, respectively. During 2001: (i) if and while Galapagos continues generating losses, no minority interest in Galapagos' net losses will be recognized by the Company, and (ii) if Galapagos generates profits, no minority interest in Galapagos' net income will be recognized by the Company up to $1,932,294.

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

     The following is a discussion of the liquidity and capital resources of the Company, including HDA and its subsidiary ECMC, as well as the Company's other subsidiaries ABN and SSI. Net cash flow from foreign subsidiaries of the Company (Equus Comuneros, S.A., Equus Entertainment de Panama, S.A. and Galapagos, S.A) did not materially affect the consolidated cash flow of the Company for the three months ended March 31, 2001 and these activities are not discussed herein.


LIQUIDITY  AND  CAPITAL  RESOURCES  OF  THE  COMPANY  (AND  ITS  CONSOLIDATED
SUBSIDIARIES)

     Cash and cash equivalents of the Company and its consolidated subsidiaries decreased by approximately $7.3 million during the three months ended March 31, 2001. The Company has historically met its liquidity requirements principally from cash flow generated by (i) the operations of El Comandante Race Track in Puerto Rico and (ii) short-term loans and capital leases for acquisition of new equipment.

     For the three months ended March 31, 2001, the principal uses of cash by the Company and its consolidated subsidiaries for its financing and investing activities were as follows:

(i) Payment on January 2, 2001 of interest on First Mortgage Notes due December 14, 2000 of $3.7 million.

(ii) Payments  on capital leases for equipment used in the Company's operations.

(iii) Capital  improvements  and  acquisition  of  equipment.

(iv) Payments  of  financial  obligations.

For the remainder of the year 2001 projected uses of cash for the Company's activities are:

(i) Interest payments of $7.2 million on the First Mortgage Notes due in two installments, June 15, 2001 and December 15, 2001. On July 13, 2001, the Company made the interest payment of $3.6 million due on June 15, 2001. Funds for the interest payment were obtained through a $7,000,000 Class A Preferred Stock Placement Offering by Equus Entertainment Corporation to KEMBT corporation, a related party.

(ii) Principal payments of $3 million on First Bank term loan, payable in quarterly installments of $750,000. As of July 19, 2001 the first installment has not been paid, although it is expected to be paid with the proceeds of the private placement offering explained in (i) above.

(iii) Additional  investments  in  ABN  for  its  Colombian  operations.


(iv) Additional investments in SSI, principally for the payment of satellite time contracted from a third party.

(v)  Redemption  of  First  Mortgage  Notes  of  $3,454,000.

(vi) Payment of First Bank line of credit, on or before December 15, 2001 of $500,000.

(vii) Weekly payment of delinquent taxes pursuant to Agreement, $1.55 million, from June 1, 2001 through December 31, 2001.

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

     There can be no assurance that the Company will be able to obtain the financing required to build out the proposed video and data communication system. The failure to do so could cause the Company not to have sufficient funds to continue to operate.

     LONG-TERM COMMITMENTS. In addition to capital leases, long-term cash commitments of the Company (excluding foreign subsidiaries) are a $2.5 million unsecured note and the First Mortgage Notes.

     In August 2000 the Company obtained a $2.5 million unsecured loan at 3% over prime due in December 29, 2004. Principal and interest are to be paid from .25% of the wagering handle for the first four (4) years of the service contract with United Tote as outlined in note 2 of the consolidated financial statements, "wagering service agreement".

     HDA's First Mortgage Notes bear interest at 11.75%, payable semiannually on June 15th and December 15th, and are secured by El Comandante assets. The First Mortgage Notes are redeemable, at the option of HDA, in 2001 and thereafter at 100% of the principal amount, together with accrued and unpaid interest. The maturity dates of First Mortgage Notes, reduced by prior redemptions and by the Notes purchased by ECMC, are as follows (in thousands):


                      YEAR ENDING           NET AMOUNT
                      DECEMBER 31,         (FACE VALUE)
                      ------------         ------------

                        2001                $  3,454
                        2002                  10,200
                        2003                  40,800
                                           ---------
                                            $ 54,454
                                           =========


     As of June 30, 2001, HDA had advanced to Equus approximately $4,018,000 against its allowable future distributions of profits, which is not in conformity with the terms of the Indenture. Management expects to cure these advances with the proceeds of a private placement offering made by Equus Entertainment Corporation on July 13, 2001.

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

     GOVERNMENT MATTERS. El Commandant's horse racing and pari-mutuel wagering operations are subject to substantial government regulation. Pursuant to the Puerto Rico Horse Racing Industry and Sport Act (the "Racing Act"), the Racing Board and the Puerto Rico Racing Administrator (the "Racing Administrator") exercise regulatory control over El Commandant's racing and wagering operations. For example, the Racing Administrator determines the monthly racing program for El Comandante and approves the number of annual race days in excess of the statutory minimum of 180. The Racing Act also apportions payments of monies wagered that would be available as commissions to ECMC. The Racing Board consists of three persons appointed for four-year terms by the Governor of Puerto Rico. The Governor also appoints the Racing Administrator for a four-year term.

     El Comandante is required to pay the Government of Puerto Rico various taxes on wagering placed on thoroughbred horse races held at or simulcasted by El Comandante. The taxes on the wagering are required to be remitted to the Department of the Treasury of Puerto Rico within two (2) days of the date wagers are placed. El Comandante failed to remit tax payments totaling $9,949,182 from October 16, 2000 to February 7, 2001. Neither ECMC nor the Company has the financial resources to pay the overdue taxes.

     On May 24, 2001, ECMC executed a "Closing Agreement" (the Agreement") with the Secretary of the Treasury of Puerto Rico (the "Secretary") whereby ECMC will settle its assessed debt of unpaid excise taxes and commissions for the period October, 2000 through February, 2001 in the amount of $11,172,450 (including interest and late charges), plus an additional assessment of $60,141 (including interest) for unpaid commissions for the period February 2, 2001 through February 7, 2001, as follows:

     1.   Upon  execution  of  the  Agreement,  ECMC  to  deliver a check to the
          Secretary  for  $60,141  in  full  payment  of  the  February,  2001 assessment.

     2. For a six-month period commencing June 1, 2001 and ending November 30, 2001, ECMC shall pay $50,000 per week against the October, 2000 through January, 2001 assessment. After the six month period, the Secretary will reevaluate the financial condition of ECMC and may, upon reasonable grounds, continue, modify or revoke the Agreement.

     3. ECMC is obligated to pay on a timely basis the current excise taxes and commissions due under Puerto Rico law.

     4. ECMC is obligated to provide and maintain a bond in favor of the Secretary in the amount of $500,000.

     5. In the event ECMC defaults during the term of this Agreement, the Secretary may accelerate the balance due plus any additional amounts due resulting from the default, including waived penalties of $167,000.

     As of June 28, 2001, all terms and conditions of the Agreement have been met by ECMC.

     On April 2, 2001, the House of Representatives of the Commonwealth of Puerto Rico passed a resolution ordering an investigation of the operations of El Comandante (Puerto Rico) with emphasis on the mechanisms of physical and financial administration and the debts owed to the Department of the Treasury of Puerto Rico and the members of the Horseowners Confederation.

     As of December 31, 2000, Equus Comuneros, S.A. owed the Colombian Tax and National Customs Administration approximately $462,000 for withholding at source tax. Management has agreed on a payment plan which has not been finalized.



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


PART  II  -  OTHER  INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS:

     The Company currently has a case in arbitration at the American Arbitration Association in defense of and against Autotote, involving all the racetracks in which Equus has an ownership interest. Autotote has filed a claim against El Comandante for unpaid service fees of $186,415 plus interest. ECMC has agreed to pay this amount but has filed a counterclaim against Autotote. The arbitration hearings concluded on April 9, 2001. No ruling has been issued.

     The Company has also disputed since 1991 the Volume of Business Tax as assessed by the Municipality of Canovanas, in which El Comandante is located in Puerto Rico. The Company disputed the fact that the local municipality of Canovanas is assessing on the sales commissions earned by the numerous OTB agencies, located throughout the island of Puerto Rico. THE OTB agencies are also reporting and paying tax in their local communities. The Company claims double taxation and that the Company should not be taxed on the agencies business. The Appellate Court of Puerto Rico ruled in favor of the Municipality of Canovanas and confirmed the deficiencies. The Puerto Rico Supreme Court denied a petition for hearing the case and as result the Appellate Court's decision is now final.

     The following schedule lists the deficiencies that have not been paid since 1993 and which are included within Accounts Payable and Accrued Liabilities as of March 31, 2001.

                FISCAL TAX YEAR            DEFICIENCY
                ---------------            ----------

                     93-94                 $   94,887
                     96-97                    159,526
                     97-98                    155,166
                     98-99                    138,783
                     99-00                    114,374
                     00-01                    131,326
                                           ----------

                Total deficiency           $  794,062
                                           ==========

     El Comandante is required to pay the Government of Puerto Rico various taxes on the wagering placed on thoroughbred horse races held at or simulcasted by El Comandante (Puerto Rico). The taxes on the wagering are required to be remitted to the Department of the Treasury of Puerto Rico within two (2) days of the wagers being placed. El Comandante failed to remit tax payments totaling $9,949,182 from October 16, 2000 to February 7, 2001, to the Department of the Treasury of Puerto Rico. Neither ECMC nor the Company has the financial resources to currently pay the overdue taxes in full.


     On May 24, 2001, ECMC executed a "Closing Agreement" (the "Agreement") with the Secretary of the Treasury of Puerto Rico (the "Secretary"), whereby ECMC will settle its assessed debt of unpaid excise taxes and commissions for the period October, 2000 through February, 2001, in the amount of $11,172,450 (including interest and late charge), plus an additional assessment of $60,141 (including interest) for unpaid commissions for the period February 2, 2001 through February 7, 2001, as follows:

     1. Upon execution of the Agreement, ECMC delivered a check to the Secretary for $60,141 in full payment of the February, 2001 assessment.

     2. For a six-month period commencing June 1, 2001 and ending November 30, 2001, ECMC is obligated to pay $50,000 per week against the October, 2000 through January, 2001 assessment. After the six-month period, the Secretary will reevaluate the financial condition of ECMC and may, upon reasonable grounds, continue, modify or revoke the Agreement.

     3. ECMC is obligated to continue to pay on a timely basis the current excise taxes and commissions due under Puerto Rico law.

     4. ECMC is obligated to provide and maintain a bond to the Secretary in the amount of $500,000.

     5. In the event ECMC defaults during the term of this Agreement, the Secretary may accelerate the balance due plus any additional amounts due resulting from the default, including waived penalties of $167,000.

     As of July 19, 2001 all terms and conditions of the Agreement have been met by ECMC.

     Certain of the Company's subsidiaries are presently named as defendants in various lawsuits and might be subject to other claims arising out of their normal business operations. Management, based in part upon advice from legal counsel, believes that the results of such actions will not have a material adverse impact on the Company's financial position or results of operations.



ITEMS  2-6  NONE

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


                                             Equus  Gaming  Company  L.P.
                                             -----------------------------------
                                                     (Registrant)


                                             By:  Equus Management Company
                                                  Managing General Partner


July 24,  2001                               /s/  Thomas  B.  Wilson
--------------                               -----------------------------------
                                             President, Chief Executive Officer,
                                             Director  and  Acting  Chief
                                             Financial  Officer


July 24,  2001                               /s/  James  J.  Wilson
--------------                               -----------------------------------
                                             Co-Chairman