Form 10-Q
period 2001-06-30
EQUUS GAMING CO LP
filed 2002-06-21
CIK 928423

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)

         /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

         / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM  __________TO___________

                        Commission file number 000-25306

                            EQUUS GAMING COMPANY L.P.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Virginia                               54-1719877
        -------------------------------              -------------------
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

              -----------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

                                 (787) 641-5844
              -----------------------------------------------------
              (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date June 12, 2002. 14,389,824 Class A Units

                            EQUUS GAMING COMPANY L.P.
                                    FORM 10 Q
                                      INDEX

                                                                          PAGE
                                                                         NUMBER
PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

    Consolidated Statements of Operations for the Six Months and Three
    Months ended June 30, 2001 and 2000 (Unaudited)                           3

    Consolidated Statements of Comprehensive Loss for the Six months
    and Three Months Ended June 30, 2001 and 2000 (Unaudited)                 5

    Consolidated Balance Sheets at June 30, 2001 (Unaudited)
    and December 31, 2000 (Audited)                                           6

    Consolidated Statement of Changes in Partners' Deficit for the Six
    Months Ended June 30, 2001 (Unaudited)                                    8

    Consolidated Statements of Cash Flows for the Six
    Months Ended June 30, 2001 and 2000 (Unaudited)                           9

    Notes to Consolidated Financial Statements                               11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations                                                   30
     Liquidity and Capital Resources                                         35


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   39
Item 2.  Material Modifications of Rights of Registrant's Securities         42
Item 3.  Default upon Senior Securities                                      42
Item 4.  Submission of Matters to a Vote of Security Holders                 42
Item 5.  Other Information                                                   42
Item 6.  Exhibits and Reports on Form 8-K                                    42

Signatures                                                                   43

                            EQUUS GAMING COMPANY L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                  (UNAUDITED)

                                                      2001           2000
                                                  -------------  ------------
REVENUES:
   Commissions on wagering                        $ 26,774,900   $32,428,432
   Net revenues from lottery services                        -       170,348
   Gain on sale of assets                                            179,500
   Loss on sale of investments                      (1,149,579)            -
   Other revenues                                    2,186,209     1,659,429
                                                  -------------  ------------
                                                    27,811,530    34,437,709
                                                  -------------  ------------
EXPENSES:
   Payments to horseowners                          14,422,847    15,632,350
   Salaries, wages and employee benefits             4,373,578     5,010,090
   Operating expenses                                5,703,698     5,134,524
   General and administrative                        2,975,221     2,151,109
   Marketing, television and satellite costs         3,100,182     2,500,104
   Financial expenses                                5,291,860     4,902,172
   Depreciation and amortization                     1,890,800     1,915,688
                                                  -------------  ------------
                                                    37,758,186    37,246,037
                                                  -------------  ------------

LOSS  BEFORE INCOME TAXES AND MINORITY INTEREST     (9,946,656)   (2,808,328)

PROVISION FOR INCOME TAXES                             110,842       198,071
                                                  -------------  ------------


LOSS  BEFORE MINORITY INTEREST                     (10,057,498)   (3,006,399)


MINORITY INTEREST IN LOSSES                           (937,731)     (193,450)
                                                  -------------  ------------

LOSS  BEFORE EXTRAORDINARY ITEM                     (9,119,767)   (2,812,949)

EXTRAORDINARY ITEM                                           -             -

NET LOSS                                          $ (9,119,767)  $(2,812,949)
                                                  =============  ============

ALLOCATION OF NET LOSS:
   General partners                               $    (91,198)  $   (28,129)
   Limited partners                                 (9,028,569)   (2,784,820)
                                                  -------------  ------------
                                                  $ (9,119,767)  $(2,812,949)
                                                  -------------  ------------
BASIC AND DILUTED LOSS PER UNIT AMOUNTS:          $      (1.07)  $     (0.34)
                                                  -------------  ------------


  The accompanying notes are an integral part of these consolidated statements.

                            EQUUS GAMING COMPANY L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,

                                   (UNAUDITED)

                                                      2001          2000
                                                  ------------  ------------
REVENUES:
   Commissions on wagering                        $10,784,162   $15,912,221
   Net revenues from lottery services                       -        62,461
   Gain on sale of assets                                   -       179,500
   Loss on sale of investments                     (1,149,579)
   Other revenues                                   1,162,990       660,782
                                                  ------------  ------------
                                                   10,797,573    16,814,964
                                                  ------------  ------------
EXPENSES:
   Payments to horseowners                          6,037,596     7,662,483
   Salaries, wages and employee benefits            1,623,102     2,561,563
   Operating expenses                               2,987,370     2,911,628
   General and administrative                       1,050,785       989,367
   Marketing, television and satellite costs        1,486,983     1,371,419
   Financial expenses                               2,354,796     2,456,338
   Depreciation and amortization                      839,596       960,605
                                                  ------------  ------------
                                                   16,380,228    18,913,403
                                                  ------------  ------------

LOSS  BEFORE INCOME TAXES AND MINORITY INTEREST    (5,582,655)   (2,098,439)

PROVISION FOR INCOME TAXES                            (24,967)       42,382
                                                  ------------  ------------

LOSS  BEFORE MINORITY INTEREST                     (5,557,688)   (2,140,821)

MINORITY INTEREST IN LOSSES                          (470,780)       64,844
                                                  ------------  ------------
LOSS BEFORE EXTRAORDINARY ITEM                     (5,086,908)   (2,205,665)

EXTRAORDINARY ITEM                                          -             -

NET LOSS                                          $(5,086,908)  $(2,205,665)
                                                  ============  ============

ALLOCATION OF NET LOSS:
   General partners                               $   (50,869)  $   (22,057)
   Limited partners                                (5,036,039)   (2,183,608)
                                                  ------------  ------------
                                                  $(5,086,908)  $(2,205,665)
                                                  ------------  ------------
BASIC AND DILUTED LOSS PER UNIT AMOUNTS:          $     (0.60)  $     (0.26)
                                                  ============  ============
WEIGHTED AVERAGE UNITS OUTSTANDING                  8,505,398     8,364,824
                                                  ------------  ------------


  The accompanying notes are an integral part of these consolidated statements.

                            EQUUS GAMING COMPANY L.P.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                   FOR THE SIX AND THREE MONTHS ENDED JUNE 30,

                                   (UNAUDITED)


FOR THE SIX MONTHS ENDED JUNE 30,
                                                    2001          2000
                                                ------------  ------------
NET LOSS                                        $(9,119,767)  $(2,812,949)

OTHER COMPREHENSIVE LOSS:

  Currency translation adjustments                 (162,599)      221,071

                                                ------------  ------------
COMPREHENSIVE LOSS                              $(9,282,366)  $(2,591,878)
                                                ------------  ------------


FOR THE THREE MONTHS ENDED JUNE 30,

                                                    2001          2000
                                                ------------  ------------

NET (LOSSES) EARNINGS                           $(5,086,908)  $(2,205,665)

OTHER COMPREHENSIVE (LOSSES) INCOME:

  Currency translation adjustments                  (32,373)      337,033
                                                ------------  ------------
COMPREHENSIVE (LOSSES) INCOME                   $(5,119,281)  $(1,868,632)
                                                ------------  ------------


  The accompanying notes are an integral part of these consolidated statements.

                            EQUUS GAMING COMPANY L.P.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   JUNE 30      DECEMBER 31
                                                    2001           2000
                                                -------------  -------------
                                                 (UNAUDITED)     (AUDITED)
CASH AND CASH EQUIVALENTS:
  Unrestricted                                  $    453,177   $  7,019,121
  Restricted                                         517,268        418,180
                                                -------------  -------------
                                                     970,445      7,437,301
                                                -------------  -------------

PROPERTY AND EQUIPMENT:
  Land                                             8,821,404      8,879,113
  Building and improvements                       51,211,478     55,404,357
  Equipment                                       15,797,948     17,753,880
                                                -------------  -------------
                                                  75,830,830     82,037,350
  Accumulated depreciation                       (22,936,858)   (22,282,599)
                                                -------------  -------------
                                                  52,893,972     59,754,751
                                                -------------  -------------

DEFERRED COSTS, NET:
  Financing                                        1,438,296      1,933,361
  Costs of Panama contract                                 -      1,870,000
  Other                                               56,409        206,714
                                                -------------  -------------
                                                   1,494,705      4,010,075
                                                -------------  -------------

OTHER ASSETS:
  Accounts receivable, net                         4,112,703      4,492,311
  Notes receivable                                   275,049      2,960,074
  Panama Preferred Stocks                          2,535,278              -
  Other assets                                     1,486,342      1,480,258
                                                -------------  -------------
                                                   8,409,372      8,932,643
                                                -------------  -------------

                                                $ 63,768,494   $ 80,134,770
                                                =============  =============


                                  (continues)

                               EQUUS GAMING COMPANY L.P.
                              CONSOLIDATED BALANCE SHEETS

                                      (continued)

                           LIABILITIES AND PARTNERS' DEFICIT

                                                         JUNE 30      DECEMBER 31
                                                          2001           2000
                                                      -------------  -------------
                                                        (UNAUDITED)     (AUDITED)
FIRST MORTGAGE NOTES:
  Principal, net of note discount of
    $654,153 and $786,261                             $ 53,799,837   $ 53,667,739
  Accrued interest                                       3,460,970      3,916,669
                                                      -------------  -------------
                                                        57,260,807     57,584,408
                                                      -------------  -------------

OTHER LIABILITIES:
  Accounts payable and accrued liabilities              22,190,604     23,741,039
  Outstanding winning tickets and refunds                1,302,462      1,552,128
  Notes payable                                          8,440,412      6,549,961
  Bonds payable                                                  -      4,000,000
  Capital lease obligations                              1,637,290      2,232,559
                                                      -------------  -------------
                                                        33,570,768     38,075,687
                                                      -------------  -------------

DEFERRED INCOME TAXES                                    3,741,411      3,933,144
                                                      -------------  -------------

MINORITY INTEREST                                       (1,310,369)       753,288
                                                      -------------  -------------

COMMITMENTS AND CONTINGENCIES, SEE NOTE 2

PARTNERS' DEFICIT
  General Partner                                         (988,968)      (896,144)
  Limited Partners - 20,000,000 units authorized;
   14,389,824 units issued and outstanding.            (28,505,155)   (19,315,613)
                                                      -------------  -------------
                                                       (29,494,123)   (20,211,757)
                                                      -------------  -------------

                                                      $ 63,768,494   $ 80,134,770
                                                      =============  =============


  The accompanying notes are an integral part of these consolidated statements.

                              EQUUS GAMING COMPANY L.P.
                CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                   (UNAUDITED)

                                       GENERAL       LIMITED
                                       PARTNERS     PARTNERS         TOTAL
                                      ----------  -------------  -------------
BALANCES, DECEMBER 31, 2000           $(896,144)  $(19,315,613)  $(20,211,757)

  Net loss for the period               (91,198)    (9,028,569)    (9,119,767)

  Currency translation adjustments       (1,626)      (160,973)      (162,599)

                                      ----------  -------------  -------------
BALANCES, JUNE 30, 2001               $(988,968)  $(28,505,155)  $(29,494,123)
                                      ==========  =============  =============


  The accompanying notes are an integral part of these consolidated statements.

                            EQUUS GAMING COMPANY L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)


                                                     2001          2000
                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                       $(9,119,767)  $(2,812,949)

  Adjustments to reconcile losses to net cash
    (used in) provided by operating activities
      Depreciation and amortization                2,267,076     2,373,958
      Deferred income tax provision                   26,916       198,071
      Currency translation adjustments               373,490      (245,299)
      Minority interest                             (937,731)     (198,450)
      Loss on sale of investment                   1,149,579             -
  Increase in assets
    Accounts receivable                              (88,226)     (289,267)
    Prepayments and other assets                    (188,570)     (718,769)

  Increase (decrease) in liabilities
    Accounts payable and accrued liabilities         849,695     4,122,024
    Outstanding winning tickets and refunds          139,754      (145,747)

                                                 ------------  ------------
      Total adjustments                            3,591,983     5,096,521
                                                 ------------  ------------

  Net cash used in operating activities           (5,527,784)    2,283,572
                                                 ------------  ------------


CASH FLOWS FROM INVESTING ACTIVITIES

  Capital expenditures (net of retirements)         (559,083)     (758,127)
  Deferred costs                                     192,435      (434,659)
  (Increase) decrease in notes receivable, net       252,910      (603,332)
  Panama deconsolidation                             (83,895)            -
  Purchase of Panama Preferred Stocks             (2,535,278)            -
                                                 ------------  ------------
  Net cash used in investing activities           (2,732,911)   (1,796,118)
                                                 ------------  ------------


  The accompanying notes are an integral part of these consolidated statements.

                              EQUUS GAMING COMPANY L.P.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)
                                   (continued)


                                                      2001          2000
                                                  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of financing costs                   $         -   $         -
    Loan proceeds from affiliates                   2,325,025
    Loan proceeds from financial institutions               -       720,000
    Increase in deferred costs                                     (155,001)
    Payments on notes payable and capital
      lease obligations                              (531,186)   (1,482,776)
                                                  ------------  ------------
Net cash used in  financing activities              1,793,839      (917,777)
                                                  ------------  ------------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                (6,466,856)     (425,323)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      7,437,301     2,307,933

                                                  ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $   970,445   $ 1,882,610
                                                  ============  ============

SUPPLEMENTAL INFORMATION:
    Interest paid                                 $ 4,142,095   $ 4,497,528

NON-CASH TRANSACTIONS:
    Equipment acquired through capital leases               -        80,362


  The accompanying notes are an integral part of these consolidated statements.

                            EQUUS GAMING COMPANY L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

     Equus Gaming Company L.P. (the "Company"), a Virginia limited partnership, is engaged in thoroughbred racing, wagering and other gaming businesses in the Caribbean, Central and South America. Through its subsidiaries, the Company currently operates three racetracks and manages an extensive off-track betting ("OTB") system in the various countries where the Company operates.

     The Company has a 99% interest in Housing Development Associates S.E. ("HDA"), the owner of El Comandante Race Track ("El Comandante"), the only licensed thoroughbred racing facility in Puerto Rico. El Comandante has been operated since January 1, 1998 by the wholly owned subsidiary of HDA, El Comandante Management Company, LLC ("ECMC"). The Company also has a controlling 100% interest in Satellite Services International, Inc. ("SSI") and Agency Betting Network, Inc. ("ABN"). SSI will provide up-link services, satellite time (contracted from a third party), and leasing of video and data telecommunication equipment, to transmit (or simulcast) live races from and to the Company's race tracks and OTB agencies, including live races from outside the Company's operational territories to the agency distribution network in order to increase the level of wagering revenues through the Company's OTB system. ABN is establishing and operating an OTB agency system in Colombia in conjunction with Los Comuneros Race Track in Medellin, Colombia ("Los Comuneros"), owned and operated by Equus Comuneros SA. ("Equus-Comuneros").
The Colombia OTB system is expected to operate in Bogota, Medellin and other major cities.

     In 1999 the Company initiated a vertical integration process to consolidate its telecommunications needs into a centralized hub-and-spoke system based at El Comandante racetrack in Puerto Rico. During 2000 and 2001 the development of this system encountered significant technical obstacles which necessitated redesigning of its architecture, reallocation of the equipment and ultimately, a strategic revision of the objectives for the system.

     The vertical integration process began with the development of a C-Band satellite uplink facility in Panama in the fall of 1999 to fulfill the broadcasting needs of this jurisdiction which, at the time, belonged to the Company's international network of pari-mutuel operations. By December of that year the consolidation process had identified VSAT technology via the Ku-Band medium as the application necessary to address the Company's needs for video and data transmission throughout its proprietary agency-betting network in Puerto Rico, Panama, Colombia and Dominican Republic.

     The significant investment made by the Company during 1999-2000 in the satellite telecommunications equipment required to implement the VSAT system included the development of a main uplink Hub in Puerto Rico, and of supporting Ku-Band uplinks to service the markets of Panama and Colombia. Initial steps were also taken to establish a supporting uplink in the Dominican Republic although the facility has not been completed at this time.

     Several factors altered the course of the VSAT project, and namely, the incompatibility of this technology with the Autotote system currently in use throughout the Company's pari-mutuel operations hindered its deployment as the primary means of transmission for the agency-betting network's wagering data. Consequently, the Company is in the process of evaluating several alternate commercial applications for this equipment both in Colombia and Puerto Rico.

     Conversely, the aforementioned satellite uplink facilities continue to provide video broadcasting services for the Company's pari-mutuel operations in
Puerto Rico, Colombia and the Dominican Republic.    In addition to the
alternate commercial uses being sought for the VSAT equipment, the Company's uplink facilities are uniquely positioned to provide satellite broadcast services to prospective clients in Puerto Rico, Colombia, and potentially in the Dominican Republic.

     In 2000, the Company was awarded exclusive rights by the Government of Uruguay to operate the Maronas racetrack in Montevideo and an off-track betting agency network together with the right to operate up to 5,000 slot machines in 5
locations.   The necessary  restoration of the racetrack would , in management's
opinion,  have required an initial investment of $12 million.   Efforts to raise
the $12 million by the due date were unsuccessful.   Consequently, the
concession expired in March 31, 2001, and the Company's bid bond in the amount of $500,000 was forfeited and thus, expensed during the period ended June 30,
2001.   Subsequently,  the concession was awarded to another operator in the fourth quarter of 2001 which will result in the Company writing off its entire investment by December 31, 2001.

     The Company has a 55% interest in Galapagos, S.A. ("Galapagos"), the operator since April 1995 of the V Centenario Race Track in the Dominican Republic ("V Centenario"). The racetrack is government-owned and operated by the Company's subsidiary under long-term contract.

     The Company had a 51% interest in Equus Entertainment de Panama, S.A., the operator since January, 1998 of the Presidente Remon Race Track in the Republic of Panama.

     On October 9, 2001, the Company entered into the following restructuring with its minority shareholder of Equus Entertainment de Panama, Wall Street Securities Trading Group, Inc. effective September 30, 2001.

     1. The Company entered into a stock purchase agreement whereby in exchange for release from all liabilities related to the operation of Equus Entertainment de Panama, the company gave to its minority partner, Wall Street Securities, its 204,000 shares of common stock which represented 51% of the total issued and outstanding shares of Equus Entertainment de Panama. This transaction resulted in a net loss of $1,149,579 to the Company.

          a) The Company has been released of all prior, present and future obligations, known or unknown from October 9, 2001, until the "Termination and Mutual Release" document is signed.

          b) The issuer has committed to using its best efforts to release the Company from any obligations the Company may have assumed under its concession from the Government of Panama in opening and managing Hipodromo Presidente Remon. Until such time as the aforementioned release is received by the Company, the purchaser has drafted an "Undertaking and Indemnity" document indemnifying the Company from any claims by the Government of Panama under the Concession Agreement.

     2. The Company then acquired 3,000 shares of $1,000 par value, preferred stock in exchange for net claims due the Company. The number of shares issued will be reduced if the net claims are less than $2,859,680. The final net claims on the Company's books amount to $3,294,391 and the investment and recorded at that amount as of September 30, 2001. Terms and conditions of the preferred stock issue are as follows:

          a) The shares will be redeemed by the issuer upon the race track's concession agreement being terminated or on October 31, 2031, whichever comes first.

          b) The issuer has the option to redeem the shares at par at any time.

          c) No dividends will accumulate up to October 31, 2006; thereafter, the shares will earn an annual cumulative dividend of 12%, payable quarterly.

          d) The shares have no voting rights except that no change in the terms can occur without the consent of the preferred shareholders.

          e) No other preferred shares can be issued with priority over these shares, and in liquidation these shares have the same priority as common shares now existing.

          f) No dividends will be paid to common shares while accumulated dividends are payable to the preferred shares.

     As of June 12, 2002, the Company has not received copies of the fully executed documents mentioned above, nor received the 3,000 shares of preferred stock.,

     The Company owns a controlling 50% interest in Equus Comuneros S.A. ("Equus-Comuneros"), the owner and operator of Los Comuneros in Colombia. Equus-Comuneros received in 1999 the assets and liabilities of the prior operator of the racetrack. The assets consisted of land, buildings and equipment valued at approximately $4.7 million and liabilities of approximately $2.6 million. The Company paid $2.1 million for its interest in Equus-Comuneros

     On July 13, 2001, Kempt Corporation, a Puerto Rico corporation wholly owned by Wilson Securities Corporation, an entity controlled by the Wilson family, purchased seven (7) million shares of Equus Entertainment Class A, 12% cumulative preferred stock, $1.00 par value.

     Equus Entertainment then applied $3.8 million to offset the advances against dividends made to the Company.

     Equus Entertainment reimbursed the El Comandante Group (consisting of Housing Development Associates S.E., El Comandante Capital Corporation and El Comandante Management Company LLC) for all advances made by the El Comandante Group to affiliate companies. Equus Entertainment also purchased the inter-company receivables of the El Comandante Group that were due from affiliate companies.

     The  Net  proceeds  of  $6,882,037  were  used  to  pay  the  following:

     1) The June 14, 2001 interest payment on the First Mortgage Notes of $3,595,500 plus $32,408 of penalty interest for the period June 15, 2001 through July 13, 2001.

     2) Payoff of $2,604,747 HDA Note payable to FirstBank together with interest accrued through July 13, 2001, of $14,370.

     3) Payoff of $500,000 HDA line of credit with FirstBank together with interest accrued through July 13, 2001, of $2,903.

     4) Advances to consolidated affiliates of $132,108 to cover operational expenses.

     As noted in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations, has a partners' deficit of $29,494,123 and had negative cash flows for the remainder of 2001. It also failed to make the mandatory interest and principal payments due in December 2001 as required under the First Mortgage Notes Indenture. These factors, among others, raise substantial doubts about the Company's ability to continue as a
going concern.   The accompanying financial statements do not include any
adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     Management's plans to deal on its Company's financial problems are as follow:

     (i)  Continue t o implement cost reductions at the race tracks.

     (ii) Seek legislation designating El Comandante as a tourist zone to allow for the refinancing of the First Mortgage Notes with low interest government backed bonds and reduced utility charges.

    (iii) Seek legislation and approvals to operate slot machines and other gaming devices at El Comandante. As of May 31, 2002, such approvals have not been obtained.

     (iv) Obtain new bank financing or financing by private investors.

     For  the  six months ended June 30, 2001,  accumulated losses not allocated
to  Galapagos  minority  partners  were  $2,097,649.    Equus-Comuneros minority
partners  own  a  50%  interest.

     GOVERNMENT MATTERS

     El Comandante is required to pay the Government of Puerto Rico various taxes on wagering placed on thoroughbred horse races held at or simulcasted by El Comandante (Puerto Rico). The taxes on wagering are required to be remitted to the Department of the Treasury of Puerto Rico within two (2) days of the date
wagers are placed.   From October 16, 2000 to February 7, 2001,  El Comandante
failed to remit tax payments totaling $9,949,182

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

     2. For a six-month period commencing June 1,2001 and ending November 30, 2001, ECMC will pay $50,000 per week against the October, 2000 through January, 2001 assessment. After the six-month period, the Secretary was to reevaluate the financial condition of ECMC, and could, upon reasonable grounds, continue, modify or revoke the Agreement. As of the date of these consolidated financial statements, no modification of the original agreement had been made.

     3. ECMC will continue to pay on a timely basis current excise taxes and commissions.

     4. ECMC will provide and maintain a bond in favor of the Secretary in the amount of $500,000.

     5. In the event ECMC defaults during the term of the Agreement, the Secretary may accelerate the balance due plus any additional amounts owed as a result of the default.

     As of June 12, 2002, ECMC has fully complied with all terms and provisions of the Agreement.

     On April 2, 2001, the House of Representatives of the Commonwealth of Puerto Rico adopted a resolution ordering an investigation of the operations of ECMC with emphasis on the fiscal and financial administration of El Comandante and its tax delinquency. As of October 22, 2001, all requested information had been submitted by ECMC. The investigation has been completed, but as of this date, the House of Representatives has not issued their report or otherwise disclosed their findings.

     As of June 30, 2001, Equus Comuneros owed the Colombian Tax and National Customs Administration approximately $652,877, including interest for withholding at source tax. Management has recently met with the Government to settle the amount outstanding. The plan proposed to the Government is as follows:

     1. Five (5) year balance amortization of 10%, 15%, 20%, 25% and 30%, respectively.

     2. The Government is requesting a down payment, which is currently being negotiated.

     On August 18, 2001, ECMC executed a Closing Agreement (the "Agreement") with the Municipality of Canovanas whereby ECMC settled its long-standing dispute over the payment of the Volume of Business Tax assessed by the municipality.

     The following schedule lists the deficiencies by fiscal year with the corresponding interest and surcharges:

          FISCAL                INTEREST
          TAX         TAX          AND
          YEAR    DEFICIENCY   SURCHARGES    TOTAL
          ------  -----------  -----------  --------
          93/94   $    74,087  $    67,913  $142,000
          96/97       120,397       68,224   188,621
          97/98       126,666       59,110   185,776
          98/99       123,366       45,233   168,599
          99/00        93,367       24,897   118,264
          00/01       116,735       19,455   136,190
                  -----------  -----------  --------

          Totals  $   654,618  $   284,832  $939,450
                  ===========  ===========  ========

     Prior to settlement, ECMC had accrued as of June 30, 2001 a total of $838,396 due for municipal taxes and other charges. On June 30, 2001, ECMC recorded additional penalties and interest of $101,054.

     The terms of the Agreement are as follows:

     1) For the period August 1, 2001 through January 31, 2003, ECMC will pay the Municipality of Canovanas $5,000 per week.

     2) At the end of this eighteen (18) month period, the Municipality can decide to request full payment of the remaining balance, $559,450, or renegotiate a final twelve (12) month payoff of the balance at $46,621 per month.

     3) Should ECMC default at any time on the agreed terms, the Municipality, on demand, may declare the remaining balance due.

     4) To guarantee timely payments, ECMC will provide two (2) performance bonds in the amount of $503,732 and $94,886, respectively.

     As of June 12, 2002, ECMC was in compliance with the provisions of the Agreement.

     CONSOLIDATION  AND  PRESENTATION

     The consolidated financial statements as of June 30, 2001 and for the six months ended June 30, 2001 and 2000 are unaudited but include all adjustments (consisting of normal recurring adjustments) which management considers necessary for a fair presentation of the consolidated results of operations for the interim periods. The operating results for the six months ended June 30, 2001 are not necessarily indicative of results for the year. Net losses per unit are calculated based on weighted average number of Units outstanding. Outstanding warrants to purchase Units do not have a material dilutive effect on the calculation of earnings per Unit.

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

     The Company has minority partners in HDA, Galapagos, Equus-Panama and Equus-Comuneros. Therefore, the Company recorded minority interest based on the earnings (losses) of these consolidated subsidiaries that are attributable to the minority partners, as follows:

                        FOR THE SIX MONTHS ENDED JUNE 30,      FOR THE THREE MONTHS ENDED JUNE 30,
                     --------------------------------------  --------------------------------------
                            2001                2000                2001                2000
                     ------------------  ------------------  ------------------  ------------------
SUBSIDIARY:
  HDA                $         (35,150)  $         (12,090)  $         (18,000)  $         (13,586)
  Galapagos                          -                   -                   -                   -
  Equus-Panama                       -             113,750              65,651              88,003
  Equus-Comuneros             (902,581)           (295,110)           (518,431)             (9,573)
                     ------------------  ------------------  ------------------  ------------------
                     $        (937,731)  $        (193,450)  $        (470,780)  $          64,844
                     ------------------  ------------------  ------------------  ------------------

     In general, the minority interest is calculated based on the ownership interest of the minority partners. HDA has a minority partner owning a 1%
interest.   Galapagos' minority partners own a 45% interest.   However, during
the six months ended June 30, 2001 and 2000 the Company did not recognize a minority interest in Galapagos' losses amounting to $250,867, and $188,054, respectively, because the minority partners have no legal obligation to fund losses in excess of their investment. As of June 30, 2001 the accumulated losses, not allocated to the minority partners, amount to $2,097,649. Equus-Panama minority partners own a 49% interest. Equus-Comuneros minority partners own a 50% interest.

     CURRENCIES

     The Company consolidates its accounts with Galapagos and Equus-Comuneros whose functional currency are the Dominican Republic peso and the Colombian peso, respectively. The United States dollars ("US$") are also a recording currency in these countries. US$ are exchanged into those foreign currencies ("FC$") and vice versa through commercial banks and/or the central banks of the respective countries. The Company remeasures the monetary assets and liabilities of the foreign subsidiaries that were recorded in US$ into the FC$ using the exchange rates in effect at the balance sheet date (the "current rate") and all other assets and liabilities and capital accounts, at the historical rates. The Company then translates the financial statements of the foreign subsidiaries from FC$ into US$ using the current rates, for all assets and liabilities, and the average exchange rates prevailing during the year, for revenues and expenses.

     For the six months ended June 30, 2001 and 2000, net exchange losses resulting from re - measurement of accounts, together with losses from foreign currency transactions, amounted to $92,223 and $235,846 respectively, which amounts are included as operating expenses. Accumulated net loss from changes in exchange rates due to the translation of assets and liabilities of the foreign subsidiaries are included in partners' deficit and at June 30, 2001 and 2000 amounted to $162,598 and $221,070 respectively.

     The current exchange rates in Dominican Republic as of June 30, 2001 and 2000 were US$1.00 to FC$16.66 and US$1.00 to FC$16.35, respectively. The average exchange rates in Dominican Republic prevailing during the six months ended June 30, 2001 and 2000 were US$1.00 to FC$16.65 US$1.00 to FC$16.27, respectively. The current exchange rate in Colombia as of June 30, 2001and 2000 were US$1.00 to FC$2,305 and $US1.00 to FC$2,139. The average exchange rate in Colombia prevailing during the six months ended June 30, 2001 and 2000 were US$1.00 to FC$2,297 and US$1.00 to FC$2,016. The Company also consolidates its accounts with Equus-Panama whose functional currencies are the Panama Balboas and the US$. Because these currencies are of equivalent value, there is no effect attributed to foreign currency transactions of Equus-Panama.


2.   COMMITMENTS AND CONTINGENCIES:

     HORSE OWNERS' AGREEMENTS

     The Company has separate agreements with the Horse Owners' Confederation of each country. The agreements establish the amount payable to horse owners as purses. In general, payments to horse owners are based on a percentage of wagering.

     The Panama contract expires in December 2007. Commencing with the year 2000, and each year thereafter, there is no longer a "minimum guaranteed
payment" to horse owners, as previously.   However for the year 2000, $4.1
million was paid to the horse owners even though the calculated payment per the contract was $2.7 million. The payment of $1.4 million was recorded as an
account receivable from the Horse Owners' Association.     On October 9, 2001,
the Company exchanged its common stock and various claims for 3,000 shares of preferred stock and at the same time was released from any further liability under the Panama Horse Owners Agreement.

     The Dominican Republic contract expires in December 2005. The Colombia contract expires on December 31, 2009. It provides for certain minimum guaranteed payments to horse owners during the first three years $1.2 million in 2001, increased in 2002 and 2003 in accordance with an inflation factor).

     The Puerto Rico horse owners contract expires in July 2010. Under the contract, the horse owners are guaranteed minimum earnings of $25,032,000.
ECMC is obligated among other things to pay the horse owners $90,000 annually for administrative costs and 50% of the principal and interest owed on an outstanding Confederation loan with a principal balance due of $526,000, plus accrued interest. ECMC must also invest $3,000,000 in improvements to the racetrack during the 10-year term of the contract, as well as provide up to
$2,000,000 of financing for the purchase of horses.   Additional costs incurred
for the six months ended June 30, 2001 related to the new horse owners contract are included in other expenses.

     On March 16, 2001, an "Addendum to Contract" was executed by the Horse Owners Confederation and the Company, whereby the parties agreed to:

     (i)  Increase the number of simulcast races each live race day from three
          (3) to six (6).

     (ii) Place three (3) of the simulcast races before the first live races and three (3) after the fifth live race.

    (iii) Include simulcasting of nine (9) to twelve (12) races on Thursday, currently a dark day.

     (iv) In consideration of the above, ECMC will pay an additional $1,000,000 to the Horse Owners Confederation when and if the additional simulcasting is approved by the Racing Board

     On June 28, 2001, the Puerto Rico Racing Board granted ECMC the right to increase the number of simulcast races from the United States from three (3) to six (6) per live race day. The Order allowed a three (3) month probationary period commencing July 1, 2001, for ECMC to place three (3) simulcast races before the first live race and three (3) after the fifth live race.

     The Racing Board declined the simulcasting of races during the probationary period on Thursday's, a day that currently holds no live races.

     On October 16, 2001, following a hearing, the Racing Board suspended, effective October 22, 2001, all simulcasting permitted during the probationary period. Since no final approval was obtained from the Racing Board for the simulcasting of races, ECMC is no longer obligated to pay the additional $1,000,000 to the Horse Owners Confederation.

     Simulcasting of special events such as the Breeders' Cup, Kentucky Derby and the Preakness as well as the Caribbean Classic and the Confraternity Classic
is still permitted.   However,  ECMC will perform a cost/benefit analysis to
determine if the limited simulcasting is economically viable per event.

     WAGERING SERVICES AGREEMENTS

     The Company has separate agreements with Autotote Systems, Inc. ("Autotote") and United Tote Company ("United Tote") to provide wagering services, software and equipment to each racetrack, necessary for the operation of the off-track betting system. Payments under these contracts are summarized as follows:

1.   AUTOTOTE
     --------

                          EL COMANDANTE    V CENTENARIO    LOS COMUNEROS
                         ---------------  --------------  -----------------
Expiration date            March 2004       March 2004      January 2006
Cost of services, as a
 percentage of wagering          0.65%          0.65%(a)           1.20%
Minimum amount per year  $    800,800     $  200,000     $           -  (b)

     (a) Galapagos also receives services from Autotote for the distribution system of the electronic lottery. Fees to Autotote are 2% of gross sales at lottery agencies and 1% of gross sales at OTB agencies. See note 8, "Legal Proceedings".

     (b) Based on a minimum monthly payment of $39,795 for 2001, increased each subsequent year, up to $50,240 in 2005. For the year 2000 the minimum payment was $450,480.


2.   UNITED TOTE
     -----------

     In August 2000 the Company obtained a $2.5 million unsecured loan at 3%
over prime due in December 29, 2004.    Principal and interest are to be paid
from .25% of the wagering handle for the first four (4) years of the service contract with United Tote.

                          EL COMANDANTE    V CENTENARIO    LOS COMUNEROS
                          --------------  --------------  --------------
Commencement date (a)      March 2004      March 2004      August 2000
Expiration date           December 2010   December 2010   December 2010
Cost of services, as a
 percentage of wagering        (b)             (b)             (b)
Minimum amount per year        n/a             n/a             n/a
Additional fees (d)            n/a             n/a             n/a


     (a) The services agreement with United Tote specifies that the commencement date shall be the earlier of the date that the agreement with Autotote expires or the date the agreement is properly terminated. See note 2. (1.c) above for the termination of the Autotote agreement with Los Comuneros.

     (b) Total Handle in a contract year   % of Total Handle received by United Tote
     ------------------------------------  -----------------------------------------
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


     OTHER LONG-TERM AGREEMENTS

     The Company's subsidiaries have also entered in other various long-term contracts that are essential for the operation of its racetracks. ECMC has an agreement with S&E Network, Inc. (S&E") that requires the purchase of television time for an annual minimum of 910 hours at the rate of $725 (effective February
1997) per hour, adjusted annually by the Consumer Price Index ("CPI"), or at the rate of $900 per hour, also subject to CPI adjustments for television time after 7:00 PM. The contract is non-cancelable by either party during the initial term, which expires in December 2006. The term is automatically extended for successive 5 years periods by request of ECMC. During an extended term, the contract can be canceled by S&E, upon payment of liquidated damages of $2 million plus CPI after January 1997.



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

     During the past several years HDA has made early redemptions of First Mortgage Notes in connection with certain transactions. The Company has also purchased in the open market First Mortgage Notes which the Company intends to hold until maturity in cancellation of required partial redemptions in 2000 and 2001, as explained below. Following is a summary of these transactions:

TYPE OF TRANSACTION              DATE      VALUE      JUNE 30, 2001    DISCOUNT
------------------------------  ------  -----------  ---------------  -----------
Redemption                      Mar-97  $   737,000  $            -   $        -
Redemption                      Sep-97    2,500,000               -     (250,000)
Purchase in open market         Dec-98    7,500,000       7,500,000    1,000,000
Redemption, reduced by amount
  of notes held by the Company  Jan-99    2,620,000        (380,000)    (262,000)
Purchase in open market         May-99      189,000         189,000       22,680
Redemption, reduced by amount
  of notes held by the Company  Jan-01      563,000        (563,000)           -
                                        -----------  ---------------  -----------
                                        $14,109,000  $    6,746,000   $  510,680
                                        -----------  ---------------  -----------


     In connection with these transactions, the Company wrote-off a portion of the note discount and deferred financing costs.

     ECCC is required to partially redeem First Mortgage Notes commencing on December 15, 2000. The stated maturities of the First Mortgage Notes, reduced by prior redemptions, are as follows (in thousands):

          DUE DURING THE TWELVE MONTHS   GROSS    PURCHASED IN     NET
              ENDING DECEMBER 31,        AMOUNT    OPEN MARKET    AMOUNT
          ----------------------------  --------  -------------  --------
          2001                           10,200           6,746    3,454
          2002                           10,200               -   10,200
          2003                           40,800               -   40,800
                                        --------  -------------  --------
                                         61,200           6,746   54,454
          Less - discount                  (577)             77     (654)
                                        --------  -------------  --------
                                        $60,623   $       6,823  $53,800
                                        --------  -------------  --------

     On July 13, 2001, Kempt Corporation, a Puerto Rico corporation wholly owned by Wilson Securities Corporation, an entity controlled by the Wilson family, purchased seven (7) million shares of Equus Entertainment Class A, 12% cumulative preferred stock, $1.00 par value.

     Equus Entertainment then applied $3.8 million to offset the advances against dividends made to the Company.

     Equus Entertainment reimbursed the El Comandante Group (consisting of Housing Development Associates S.E., El Comandante Capital Corporation and El Comandante Management Company LLC) for all advances made by the El Comandante Group to affiliate companies. Equus Entertainment also purchased the inter-company receivables of the El Comandante Group that were due from affiliate companies.

     The  Net  proceeds  of  $6,882,037  were  used  to  pay  the  following:

     1) The June 14, 2001 interest payment on the First Mortgage Notes of $3,595,500 plus $32,408 of penalty interest for the period June 15, 2001 through July 13, 2001.

     2) Payoff of $2,604,747 HDA Note payable to FirstBank together with interest accrued through July 13, 2001, of $14,370.

     3) Payoff of $500,000 HDA line of credit with FirstBank together with interest accrued through July 13, 2001, of $2,903.

     4) Advances to consolidated affiliates of $132,108 to cover operational expenses.


     On December 15, 2001 the Company failed to pay interest of $3.6 million and principal of $10.2 million on the first Mortgage Notes. This constitutes a default under the Indenture. In addition, defaults have occurred in the performance or breach of covenants and/or warranties of HDA and/or ECC. There have been discussions with representatives of the Government Development Bank for Puerto Rico and other government officials to explore ways to obtain funding to bring the interest and principal current on the Notes.

     It is not expected that the Company will be able to meet the mandatory maturity dates of the First Mortgage Notes as set forth above without obtaining additional financing from lending institutions or investors. Although the Company had had discussions with possible lenders and investors, it has received no commitments or other form of assurance that such financing will be forthcoming. Absent such financing, the Company will not be able to meet its long-term commitments. The Trustee of the First Mortgage Notes had advised the Company's legal counsel that the bondholders will demand payment in full of the First Mortgage Notes, as provided by the Indenture.

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

     The Indenture contains certain covenants, one of which restricts the amount of distributions by HDA to its partners, including the Company. Permitted distributions are limited to approximately 48% of HDA's consolidated net earnings. In connection with certain approvals required from note holders, HDA agreed to temporarily reduce these distributions by 17%. HDA is permitted to make additional cash distributions to partners and other Restricted Payments, as defined under the Indenture, equal to 44.25% of the excess of HDA's cumulative consolidated net income after December 31, 1993 over the cumulative amount of the 48% Distributions, provided that HDA meets a certain minimum debt coverage ratio. HDA has not met this debt coverage ratio. As of June 30, 2001, HDA has advanced to the Company approximately $3.8 million against its allowable future distributions of profits, which is not in conformity with the terms of the Indenture.

     Management repaid these advances with the proceeds of a private placement offering of Equus Entertainment preferred stock on July 13, 2001. See Note 5, "Related Party Transactions".


4.   BONDS AND NOTES PAYABLE AND CAPITAL LEASES:

     The  Company's  outstanding  notes  payable  consist  of  the  following:

                                                                        BALANCE AT
                                           MATURITY   INTEREST    JUNE 30,    DECEMBER 31,
BORROWER               DESCRIPTION           DATE       RATE        2001          2000
-------------------  ---------------       ---------  ---------  -----------  -------------
HDA                  Note payable     (a)  15-Dec-01    P+1.00%  $ 3,000,000  $   3,000,000
HDA                  Line of credit   (b)  15-Dec-01    P+1.00%      500,000        500,000
Equus-Panama         Term loan        (c)  25-Apr-00     10.75%            -              -
Equus-Panama         Line of credit   (c)   various      10.75%            -        280,349
Equus-Comuneros      Term loans       (d)   various    variable     115,387         269,612
Equus Gaming         Note payable     (e)  29-Dec-04    P+3.00%    2,500,000      2,500,000
Equus Entertainment  Promissory Note  (f)  On Demand    P+1.00%      100,000              -
Equus Entertainment  Promissory Note  (g)  On Demand    P+1.00%       50,000              -
Equus Entertainment  Promissory Note  (h)  On Demand    P+1.00%      120,000              -
Equus Entertainment  Promissory Note  (i)  On Demand    P+1.00%      250,025              -
Equus Entertainment  Promissory Note  (j)  On Demand    P+1.00%      300,000              -
Equus Entertainment  Promissory Note  (k)  On Demand    P+1.00%      205,000              -
Equus Entertainment  Promissory Note  (l)  On Demand    P+1.00%    1,300,000              -
                                                                 -----------  -------------
                                                                 $ 8,440,412  $   6,549,961
                                                                 -----------  -------------

     At June 30, 2001 and December 31, 2000, the prime rate (P) was 6.75% and 9.50%, respectively.

(a) Considered Refinancing Indebtedness under the terms of the Indenture. Collateralized by First Mortgage Notes purchased in the open market (see
     Note 3). Payable in quarterly installments commencing on March 31, 2000. Paid in full July 13, 2001. See Note 5 "Related Party Transactions".

(b) Revolving line of credit available until December 15, 2001, for its operational needs. Interest is calculated on balances outstanding at a rate equivalent to one point over prime rate. Principal is due upon maturity on December 15, 2001. Paid in full July 13, 2001. See Note 5 "Related Party Transactions".

(c) Available to finance loans to Panama horse owners for the acquisition of horses. Payable in equal monthly installments, principal and interest, with various maturity dates from June, 2001 to November, 2001. On October 9, 2001, the Company entered into a stock purchase agreement whereby in exchange for release from all liabilities related to the operation of Equus Entertainment de Panama, the Company gave to its minority partner, Wall Street Securities, its 204,000 shares of common stock which represented 51% of the total issued and outstanding shares of Equus Entertainment de Panama. At the same time, the Company was released from any further liability under this line of credit for horse financing.

(d) Collateralized by a certificate of deposit for $140,000, which is included in the accompanying balance sheet as of June 30, 2001 and December 31, 2000 as restricted cash. Management is in the process of renegotiating the terms of these financial obligations. Interest rates range from 7% to 14.01% over Colombia's Fixed Term Deposit (FTD) rate. FTD at June 30, 2001 was 12.75%.

(e) In August 2000 the Company obtained a $2.5 million unsecured loan at 3% over prime due December 29, 2004. Principal and interest payments are to be paid from .25% of the wagering handle for the first four (4) years of the service contract with United Tote as outlined in Note 2 of the consolidated financial statements, "Wagering Service Agreements".

(f) On March 21, 2001, the Company received $100,000 from El Monte Properties, an entity controlled by the Wilson family which also owns a controlling interest in the Company under an unsecured promissory note payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital

(g) On March 21, 2001, the Company received $50,000 from Santa Maria Associates, an entity controlled by the Wilson family which also owns a controlling interest in the Company under an unsecured promissory note payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.

(h) On April 6, 2001, the Company received $120,000 from El Monte Properties, an entity controlled by the Wilson family which also owns a controlling interest in the Company, under an unsecured promissory note payable on demand with interest accruing at 1% over prime, payable on demand by El Monte Properties, controlled by the Wilson family which also owns a controlling interest in the Company. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.

(i) On April 26, 2001, the Company received $250,025 from Insular Properties, an entity controlled by the Wilson family which also owns a controlling interest in the Company, under an unsecured promissory note payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.

(j) On April 30, 2001, the Company received $300,000 from Insular Properties, an entity controlled by the Wilson family which also owns a controlling interest in the Company, under an unsecured promissory note payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.

(k) On May 11, 2001, the Company received $205,000 from Insular Properties, an entity controlled by the Wilson family which also owns a controlling interest in the Company under an unsecured promissory note payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.

(l) On June 14, 2001, the Company received $1,300,000 from El Monte Properties, an entity controlled by the Wilson family which also owns a controlling interest in the Company, under an unsecured promissory note payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.

(m) The Company also guarantees a $250,000 loan by the operator of the restaurant at Presidente Remon. The proceeds of this loan were used by Equus-Panama to finance improvements to the restaurant. On October 9, 2001, the Company entered into a stock purchase agreement whereby in exchange for release from all liabilities related to the operation of Equus Entertainment de Panama, the Company gave to its minority partner, Wall Street Securities, its 204,000 shares of common stock which represented 51% of the total issued and outstanding shares of Equus Entertainment de Panama. At the same time, the Company was released from any further liability under this loan guarantee.

(n) In October 1998, Equus-Panama issued $4 million in unsecured bonds pursuant to a public offering. Interest is payable quarterly at the rate of 11% per annum. The bonds may be redeemed by Equus-Panama prior to June 30, 2001 at a redemption price of 102% of the principal amount and thereafter at par. Under the loan documents there are certain restrictions that limit the capacity of Equus-Panama to incur indebtedness and pay dividends to shareholders. On October 9, 2001, the Company entered into a stock purchase agreement whereby in exchange for release from all liabilities related to the operation of Equus Entertainment de Panama, the Company gave to its minority partner, Wall Street Securities, its 204,000 shares of common stock which represented 51% of the total issued and outstanding shares of Equus Entertainment de Panama. At the same time, the Company was released from any further liability under this Bond Indenture.


     The following table summarizes future minimum payments on capital leases, notes payable and bonds of the Company and its consolidated subsidiaries:

DUE DURING THE TWELVE     CAPITAL       NOTES
MONTHS ENDING JUNE 30,    LEASES       PAYABLE
----------------------  -----------  -----------
         2002           $  762,735   $6,185,592
         2003              596,439            -
         2004              447,489    2,500,000
         2005               79,637            -
         2006                    -            -
                        -----------  -----------
                         1,886,300    8,685,592
  Imputed interest        (249,010)    (245,180)
                        -----------  -----------
                        $1,637,290   $8,440,412
                        -----------  -----------

5.   RELATED PARTY TRANSACTIONS:

     The following is a summary of amounts accrued for services rendered by or from certain related parties, namely, EMC, American Community Properties Trust ("ACPT") and Interstate General Company L.P. ("IGC") during the six and three months ended June 30, 2001 and 2000:


                                               SIX MONTHS ENDED JUNE 30,        THREE MONTHS ENDED JUNE 30,
                                           --------------------------------  --------------------------------
ENTITY             NATURE OF SERVICE            2001             2000             2001             2000
------------  ---------------------------  ---------------  ---------------  ---------------  ---------------
Rendered by:
  ACPT        Support agreement            $           800  $        16,200  $           200  $         8,100
  ACPT        Rent office space                     14,000           21,000            3,500           10,500
  EMC         Directors' fees                       45,500           43,500           20,000           18,000
  IGC         Services of James J. Wilson          207,628           67,500          113,151           33,750
                                           ---------------  ---------------  ---------------  ---------------
                                           $       267,928  $       148,200  $       136,851  $        70,350
                                           ===============  ===============  ===============  ===============


     On July 13, 2001, Kempt Corporation, a Puerto Rico corporation wholly owned by Wilson Securities Corporation, an entity controlled by the Wilson family, purchased seven (7) million shares of Equus Entertainment Class A, 12% cumulative preferred stock, $1.00 par value.

     Equus Entertainment then applied $3.8 million to offset the advances against dividends made to the Company.

     Equus Entertainment reimbursed the El Comandante Group (consisting of Housing Development Associates S.E., El Comandante Capital Corporation and El Comandante Management Company LLC) for all advances made by the El Comandante Group to affiliate companies. Equus Entertainment also purchased the inter-company receivables of the El Comandante Group that were due from affiliate companies.

     The Net proceeds of $6,882,037 were used to pay the following:

     1. The June 14, 2001 interest payment on the First Mortgage Notes of $3,595,500 plus $32,408 of penalty interest for the period June 15, 2001 through July 13, 2001.

     2. Payoff of $2,604,747 HDA Note payable to FirstBank together with interest accrued through July 13, 2001, of $14,370.

     3. Payoff of $500,000 HDA line of credit with FirstBank together with interest accrued through July 13, 2001 of $2,903.

     4. Advances to consolidated affiliates of $132,108 to cover operational expenses.

     During the first six (6) months of 2001 the Company executed various unsecured promissory notes with several of its affiliates, see Note 4, "Bonds and Notes Payable and Capital Leases"


6.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Based on quoted market prices, the fair value of the First Mortgage Notes as of June 30, 2001 was approximately $42,798,100 (as compared with a carrying value of $53,799,837). The carrying value of notes payable, capital leases and notes receivable approximates fair value. These obligations provide for variable rate interest. The carrying value of accounts receivable and accounts payable approximates fair value due to their short maturities.


7.   SEGMENT INFORMATION:

     The Company has identified five reportable segments, based on geographical considerations: Puerto Rico, Dominican Republic, Colombia, Panama and Uruguay. The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on profit or loss before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses. The following presents the segment information for the six and three months ended June 30, 2001 and 2000 (in thousands).

                                  PUERTO    DOMINICAN
2001 - SIX MONTHS                  RICO     REPUBLIC     COLOMBIA    PANAMA    URUGUAY    TOTAL
                                 --------  -----------  ----------  --------  ---------  --------
Commissions on wagering          $24,077   $    1,756   $     941   $     -   $      -   $26,774
Total revenues                    24,611        2,379         816         -          6    27,812
Financial expenses                 4,852          105         327         -          8     5,292
Depreciation and amortization      1,543          179         168         -          -     1,890
Earnings (Loss) before income                                                                  -
   taxes and minority interest    (6,939)        (557)     (1,787)        -       (663)   (9,946)
Capital improvements (net)           410          163         (14)        -          -       559
Total assets                      57,894        2,533       3,340         -          -    63,767

2000 - SIX MONTHS
Commissions on wagering          $25,616   $    1,618   $     730   $ 4,464   $      -   $32,428
Total revenues                    26,758        2,042         839     4,799          -    34,438
Financial expenses                 4,421           15         160       306          -     4,902
Depreciation and amortization      1,326          172         109       309          -     1,916
Earnings (Loss) before income                                                                  -
   taxes and minority interest    (1,295)        (418)     (1,328)      232          -    (2,809)
Capital improvements (net)         1,289           45        (748)      173          -       759
Total assets                      54,332        1,865       5,568     9,566          -    71,331

2001 - QUARTER
Commissions on wagering          $11,555   $      820   $     460   $(2,051)  $      -   $10,784
Total revenues                    11,225        1,292         380    (2,099)         -    10,798
Financial expenses                 2,121          101         272      (139)         -     2,355
Depreciation and amortization        813           92          94      (159)         -       840
Earnings (Loss) before income                                                                  -
   taxes and minority interest    (4,190)        (367)     (1,028)      134       (131)   (5,582)
Capital improvements (net)           414           96        (254)      (31)         -       225

2000 - QUARTER
Commissions on wagering          $12,487   $      833   $     365   $ 2,228   $      -   $15,913
Total revenues                    12,862        1,043         426     2,484          -    16,815
Financial expenses                 2,217            7          79       154          -     2,457
Depreciation and amortization        665           92          48       155          -       960
Earnings (Loss) before income                                                                  -
   taxes and minority interest    (1,395)        (119)       (764)      180          -    (2,098)
Capital improvements (net)           714           10        (786)      129          -        67


8.   LEGAL PROCEEDINGS:

     The Company and/or where applicable, its subsidiaries, had a case in arbitration at the American Arbitration Association in defense of and against Autotote, involving all the racetracks in which Equus has an ownership interest. Autotote filed a claim against El Comandante for unpaid service fees of $186,415
plus interest.   El Comandante agreed to pay this amount but filed a
counterclaim against Autotote.

     On July 27, 2001 and November 21,2001, American Arbitration Association rendered its award decisions. The following is a summary of the awards by racetrack:

     EL COMANDANTE, PUERTO RICO

     1. El Comandante is to pay Autotote the principal amount of $355,496 in unpaid service fees together with interest of $32,051, accrued through April 1, 2001. Additional interest will be assessed at a rate of 24% per annum for any outstanding principal balance since April 1, 2001 until payment.

     2.   El Comandante shall reimburse Autotote for costs incurred of $132,500.

     3. As of June 30, 2001, the outstanding principal balance was $327,893 and accrued interest was $504.


     EQUUS - PANAMA

     1. Equus - Panama is to pay Autotote the principal amount of $250,474 in unpaid service fees together with interest of $45,233 accrued through June 30, 2001. Additional interest will be assessed at a rate of 24% per annum for any outstanding principal balance since June 30, 2001 until payment.

     2.   Equus-Panama shall reimburse Autotote for costs incurred of $25,000.

     On October 9, 2001, the Company entered into a stock purchase agreement whereby in exchange for release from all liabilities related to the operation of Equus Entertainment de Panama, the Company gave to its minority partner, Wall Street Securities, its 204,000 shares of common stock which represented 51% of the total issued and outstanding shares of Equus Entertainment de Panama. At the same time, the Company was released from any further liability under this Autotote Equus-Entertainment arbitration award.


EQUUS - COMUNEROS

     1. Equus-Comuneros is to pay Autotote the principal amount of $584,262 in unpaid service fees as of April 23, 2001, together with interest of $218,059 accrued through June 30, 2001. Additional interest will be assessed at a rate of 24% per annum for any outstanding principal balance since June 30, 2001 until payment.

     2.   Equus-Comuneros shall reimburse Autotote costs incurred of $132,500.


GALAPAGOS

     1. Galapagos owes Autotote the principal amount of $230,578 as of April 23, 2001, together with interest of $120,308 through November 21, 2001, the date of the award.

     2. For breach of good faith and fair dealings, Autotote owes Galapagos $800,000, plus interest at the rate of seven (7) percent per annum from November 21, 2001 to the date of payment.

     3. The parties have no further obligations to one another with respect to lottery operations in the Dominican Republic.

     4. The parties shall bear equally the cost of arbitration which amount to $44,903 each. Any excess funds on deposit shall be reimbursed to the paying parties in equal amounts.

     5. Autotote shall pay Galapagos $150,000 in reimbursement fees incurred in the proceedings.

     6. Awards will be offset and the net amount owed to Galapagos of approximately $600,000 will accrue interest at the rate of seven (7) percent per annum from November 21, 2001 until paid.

     Each entity involved in the arbitration sustains individually the consequences of the arbiters' final award and there are no performance guarantees by any other entity including Equus Gaming Company L.P., the parent company.

     Costs incurred by the Company in pursuing the Arbitration with Autotote to date total $574,042 and have been allocated to each participating entity in the same proportion that the arbiters awarded the costs incurred by Autotote to each entity.

     On August 18, 2001, ECMC executed a Closing Agreement (the "Agreement") with the Municipality of Canovanas whereby ECMC settled its longstanding dispute over the payment of the Volume of Business Tax assessed by the municipality, see
Note 1, "Government Matters".

     Certain of the Company's subsidiaries are presently named as defendants in various lawsuits and might be subject to other claims arising out of the normal business operations. Management, based in part upon advice from legal counsel, believes that the results of such actions will not have a material adverse impact on the Company's financial position or results of operations.

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

     The following discussion compares the results of operations of the Company for three and six months ended June 30,2001 with the results for the three and six months ended June 30, 2000.


                              RESULTS OF OPERATIONS

     QUARTER AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO QUARTER AND SIX
     ----------------------------------------------------------------------
                           MONTHS ENDED JUNE 30, 2000
                           --------------------------

REVENUES

     Consolidated Revenues decreased in the second quarter of 2001 by $6,018,000, or (35.8%), as compared to the same quarter in 2000. During the six months ended June 30, 2001, revenues decreased $6,626,000, (19.2%), from the same period in 2000. This decrease was primarily attributable to the decrease in commissions at El Comandante, as explained below, and the loss of revenues from lottery services at Galapagos, as explained below.

     COMMISSIONS ON WAGERING

     Commissions on wagering decreased by $5,128,000, (32.2%) to $10,784,000 for the second quarter ended June 30, 2001 as compared to $15,912,000 in the second quarter of 2000. During the six months ended June 30, 2001, commissions on wagering decreased $5,653,000, (17.4%), to $26,775,000 from $32,428,000 in the same period for 2000. The decrease in commissions was attributable to the following operations: El Comandante $(1,539,000), and Panama $(4,464,000). However, the Colombia and Dominican Republic operations reflect an increase of $211,000 and $138,000 respectively.

     During contract negotiations in January 2000, the Puerto Rico horse owners cancelled their prior approval of simulcast of live races from Puerto Rico to the Dominican Republic. In February 11, 2000 the Racing Board reversed this action and simulcasting of races was immediately resumed. This cancellation had an adverse economic impact on commissions on wagering in the Dominican Republic and Puerto Rico for the three months ended March 31, 2000.

     PUERTO RICO. Commissions on wagering at El Comandante decreased $932,000, (7.5%), to $11,555,000 in the second quarter of 2001 as compared to $12,487,000 in the second quarter of 2000. During the six months ended June 30, 2001, commissions on wagering decreased $1,539,000, (6.0%), to $24,077,000 as compared to $25,616,000 for the six months ended June 30, 2000. The decrease in commissions was attributable to:

     (a) Commissions from Live Racing declined $3.1 million as a result of wagering decline from short fields, integrity of the races as reported by the media and a shift in wagering from the "Exotic" bets to the "Win/Place" bets (which have a lower commission takeout).

     (b) Offsetting the decrease, commissions from Simulcasting -In from the United States resulted in an added $1.4 million.

     (c) Commission from Simulcasting out increased $65 thousand because Simulcast to Galapagos was for the entire period in 2001 whereas in 2000 it was delayed until February 11, 2000 and simulcasting to Panama commenced March, 2001.


     PANAMA.     On October 9, 2001, the Company entered into a stock purchase agreement whereby in exchange for release from all liabilities related to the operation of Equus Entertainment de Panama, the Company gave to its minority partner, Wall Street Securities, its 204,000 shares of common stock which represented 51% of the total issued and outstanding shares of Equus Entertainment de Panama. Therefore, no revenues are reflected in 2001.


     DOMINICAN REPUBLIC. Commissions on wagering at V Centenario ("Galapagos") decreased by $13,000 (1.6%) to $820,000 in the second quarter of 2001 as compared to $833,000 in the second quarter of 2000. During the six months ended June 30, 2001, commissions on wagering increased $138,000, (8.5%), to $1,756,000 as compared to $1,618,000 for the six months ended June 30, 2000. The increase was primarily attributable to:

     (a) The fact that for the first 1 1/2 months of 2000 there was no simulcasting from El Comandante race track.

     (b) During the first six (6) months of 2000, commissions earned were shared equally with the horse owners. This practice was discontinued effective July 1, 2000.

     COLOMBIA. Commissions on wagering at Comuneros S.A. increased by $95,000 (26.0%) to $460,000 in the second quarter of 2001 as compared to $365,000 in the second quarter of 2000. During the six months ended June 30, 2001, commissions on wagering increased $211,000, (28.9%), to $941,000 as compared to $730,000 for the six months ended June 30, 2000. This increase was primarily attributable to fifty-nine (59) additional race days for the six months ended June 30, 2001.

     NET REVENUES FROM LOTTERY SERVICES

     Net revenues from lottery services by Galapagos in the Dominican Republic for the three and six months ended June 30, 2001 decreased by $62,000, (100%) and $170,000 (100%), respectively, as compared to the same periods in 2000.

     Since June 30, 2000, Autotote has provided services directly to the Lottery Operations [Dominican International Electronic Lottery, Inc. (LEIDSA)] and refused to pay Galapagos service fees under its service contract. The Company subsequently entered into arbitration proceeds with Autotote regarding this issue. See note 8, "Legal Proceedings".

     OTHER REVENUES

     Other revenues during the three and the six months ended June 30, 2001 increased by $502,000, 75.9% and $527,000, 31.8%, respectively, as compared to the same period in 2000.

EXPENSES

     For the reasons set forth below, total expenses during the three and six months ended June 30, 2001 decreased by $2,532,000, (13.4%) and increased by $513,000, 1.4%, respectively, as compared to the same period in 2000.

     PAYMENTS TO HORSE OWNERS

     Payments of purses to horse owners during the three and the six months ended June 30, 2001 decreased by $1,624,000 (21.2%) and $1,209,000 (7.7%), respectively, as compared to the same period in 2000. This was essentially due to the provisions of the respective horse owner contracts and/or Government Racing Board orders that provided additional payments to horse owners from sources other than purses.

     Under El Comandante contract with horse owners, the horse owners are guaranteed minimum earnings of $25,032,000 for 2000 and 2001. ECMC is obligated among other items to pay the horse owners $90,000 annually for administrative costs and 50% of the principal and interest owed on an outstanding horse owners loan with a principal balance due of $526,000, plus accrued interest. ECMC must also invest $3,000,000 in improvements to the racetrack during the 10-year term of the contract, as well as provide $2,000,000 of financing for the purchase of horses.

     On March 16, 2001 an "Addendum to Contract" was executed by the Horse Owners' Confederation and the Company, whereby the parties jointly agreed to:

     (i)  Increase the number of simulcast races each live race day from three
          (3) to six (6).

     (ii) Place three (3) of the simulcast races before the first live race and place three (3) intermingled races after the fifth live race;.

    (iii) Include simulcasting of nine (9) to twelve (12) races on Thursdays of each week, a day that currently holds no live races.

     (iv) In consideration for the above items, ECMC will pay an additional $1,000,000 to the Horse owners Confederation if approved by the Racing Board.

      On June 28, 2001, the Puerto Rico Racing Board granted ECMC the right to increase the number of simulcast races from the United States from three (3) to six (6) per live race day. The Order allowed a three (3) month probationary period commencing July 1, 2001 for ECMC to place three (3) simulcast races before the first live race and three (3) after the fifth live race.

     The Racing Board declined simulcasting of races during the probationary period on Thursday's, a day that currently holds no live races.

     Pending final approval by the Racing Board, ECMC was obligated to pay the Horse Owners' Confederation $1,000,000.

     On October 16, 2001 following a hearing, the Racing Board suspended effective October 22, all simulcasting temporarily allowed during the
probationary period.    Since no final approval was obtained from the Racing
Board for the simulcasting of races, ECMC is no longer obligated to pay the additional $1,000,000 to the Horse Owners Confederation.

     The Racing Board will allow simulcasting of such special events as the Breeders' Cup, Kentucky Derby and the Preakness as well as the Caribbean Classic and the Confraternity Classic from the host country if these races are not held in Puerto Rico. ECMC is currently doing a cost/benefit analysis to determine if the limited simulcasting will be economically worthwhile.

     FINANCIAL EXPENSES

     Financial expenses for the three and the six months ended June 30, 2001 decreased by $101,000 (4.1%) and increased by $390,000, 8.0%, respectively, as compared to the same period in 2000. This increase is primarily attributable to interest and late charges owed by ECMC on the delinquent excise taxes. See Part II, Item I, "Legal Proceedings".

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses for the three and the six months ended June 30, 2001 decreased by $121,000 (12.6%) and $25,000 (1.3%), respectively, as compared to the same period in 2000, which is primarily due to additions of capital improvements at El Comandante as well as an increased monthly provision in 2001 which more accurately reflects the true expense.

     OTHER EXPENSES

     Other expenses for the three and the six months ended June 30, 2001 decreased by $686,000 (8.8%) and increased by $3,357,000, 9.2%, respectively, as compared to the same period in 2000. This increase is primarily attributable to new: operations, including additional expenses relating to the SSI and the VSAT system, satellite related expenses which have yet to be recovered through revenues, severance payments and horse owners contract expenses incurred by El Comandante and additional professional fees incurred by Equus Entertainment Corporation (see tables below).

                                      OTHER EXPENSES BY COUNTRY
           INCREASE (DECREASE) FOR THREE MONTHS ENDED JUNE 30, 2001 WHEN COMPARED WITH 2000

                 Salaries, wages    Operating      General and      Marketing , TV   Net (decrease)
Country           and benefits       expenses     administrative    and satellite       increase
--------------  -----------------  ------------  ----------------  ----------------  ---------------
Puerto Rico:    $        (29,000)  $   742,000   $         7,000   $       260,000   $      980,000
Dominican Rep.            19,000       360,000            56,000            21,000          456,000
Panama                  (889,000)   (1,153,000)          (65,000)         (155,000)      (2,262,000)
Colombia                 (40,000)      193,000          (133,000)          (10,000)          10,000
Uruguay                        -        93,000            37,000                 -          130,000
                -----------------  ------------  ----------------  ----------------  ---------------
                $       (939,000)  $   235,000   $       (98,000)  $       116,000   $     (686,000)
                =================  ============  ================  ================  ===============

                                      OTHER EXPENSES BY COUNTRY
            INCREASE (DECREASE) FOR SIX MONTHS ENDED JUNE 30, 2001 WHEN COMPARED WITH 2000

                 Salaries, wages    Operating      General and      Marketing , TV   Net (decrease)
Country           and benefits       expenses     administrative    and satellite       increase
--------------  -----------------  ------------  ----------------  ----------------  ---------------
Puerto Rico:    $        268,000   $ 1,143,000   $       456,000   $       702,000   $    2,569,000
Dominican Rep.             5,000       310,000           (13,000)           16,000          318,000
Panama                  (909,000)   (1,189,000)         (107,000)         (181,000)      (2,386,000)
Colombia                       -       212,000           (80,000)           62,000          194,000
Uruguay                        -        94,000           568,000                 -          662,000
                -----------------  ------------  ----------------  ----------------  ---------------
                $       (636,000)  $   570,000   $       824,000   $       599,000   $    1,357,000
                =================  ============  ================  ================  ===============

     SSI AND VSAT EXPENSES

      The increase in operating expenses and marketing/satellite expenses for the three and six months ended June 30, 2001, as compared to the same period in 2000, are primarily due to the additional expenses for the planning, engineering and startup expenses on the wagering system (VSAT) and leased satellite time. The Company has not been able to recover these additional operating expenses since the new equipment is not yet in service.


PROVISION FOR INCOME TAXES

     The provision for income tax relates to deferred Puerto Rico income taxes on the Company's income and losses for its interest in Puerto Rico, without taking into account results of operations of Galapagos, Equus-Panama and
Equus-Comuneros.   Due to the accumulated losses, none of these foreign
subsidiaries require a provision for income taxes.


MINORITY INTEREST

     The Company's minority interest is attributed to the income and losses allocable to the minority partners of HDA, Galapagos, Equus-Panama and Equus-Comuneros. Since the accumulated losses of Galapagos allocable to minority partners exceeded their investment, for the six months ended June 30, 2001, the Company did not recognize minority interest losses of Galapagos of $250,867 and $188,054, respectively. During 2001: (i) if and while Galapagos continues incurring losses, no minority interest in Galapagos' net losses will be recognized, and (ii) if Galapagos generates profits, no minority interest in Galapagos' net income will be recognized up to $2,097,649.

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

     The following is a discussion of the liquidity and capital resources of the Company, including HDA and its subsidiary ECMC, as well as the Company's other subsidiaries ABN and SSI. Net cash flow from foreign subsidiaries of the Company (Equus Comuneros, S.A., Equus Entertainment de Panama, S.A. and Galapagos, S.A) did not materially affect the consolidated cash flow of the Company for the three and six months ended June 30, 2001 and these activities are not discussed herein.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY (AND ITS CONSOLIDATED
SUBSIDIARIES)

     Cash and cash equivalents of the Company and its consolidated subsidiaries increased by approximately $147 thousand during the quarter ended June 30, 2001. The Company has historically met its liquidity requirements principally from cash flow generated by (i) the operations of El Comandante Race Track in Puerto Rico, (ii) short-term loans and capital leases for acquisition of new equipment, and (iii) investment by the Wilson Family.

     During the three and six months ended June 30, 2001, the principal uses of cash by the Company and its consolidated subsidiaries for its financing and investing activities were as follows:

     (i) Payment January 2, 2001 of interest on First Mortgage Notes due December 14, 2000 of $3.7 million.

    (ii) Payments on capital leases for equipment used in the Company's operations.

   (iii)  Capital improvements and acquisition of equipment.

    (iv)  Payments of financial obligations.

     (v)  Weekly payment of delinquent excise taxes pursuant to Agreement.


For the remainder of the year 2001 projected uses of cash for the Company's activities are:

     (i) Interest payments of $3.6 million on the First Mortgage Notes due June 15, 2001 (since paid) and on December 15, 2001 (remains unpaid).

    (ii)  Additional investments in ABN for its Colombian operations.

   (iii) Additional investments in SSI, principally for the payment of satellite time contracted from a third party.

    (iv)  Redemption of First Mortgage Notes of $3,454,000, (remains unpaid).

     (v) Weekly payment of delinquent excise taxes pursuant to Agreement, $1.3 million, from July 1, 2001 through December 31, 2001.

    (vi) Weekly payment of delinquent volume of business taxes pursuant to Agreement, $1.3 million from August 1, 2001 through December 31, 2001.

   (vii) Monthly payment of prior arrearages owed to Puerto Rico Telephone Company pursuant to Agreement, of approximately $211 thousand from August 30, 2001, through December 31, 2001.

  (viii) Payment to the Puerto Rico Horse Owners Confederation of $1,000,000 under the guaranteed minimum take provision of the Horse Owners Contract, see Note 2, "Commitments and Contingencies".

     INVESTMENT  IN  TELECOMMUNICATIONS  EQUIMENT  AND  MARKET  EXPANSION

     The Company plans to install over the next twelve (12) months up to 1,000 VSAT (video and data communication units for OTB agencies in all operations. The communications up-link satellite control center (the "Hub") installation is largely complete and operation. SSI will be the service provider for all telecommunications and satellite usage by the Company's affiliates. The estimated $12 million capital investment in the VSAT expansion, for which financing is sought, is expected to be recovered over a five-year period from the next VSAT units.

     There can be no assurance that the Company will be able to obtain the financing or expand the satellite time required to build out the proposed video and data communication system. The failure to do so could cause the Company not to have sufficient funds to operate.

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

                  YEAR  ENDING      NET AMOUNT
                  DECEMBER 31,     (FACE VALUE)
                 -------------     ------------

                     2001             $  3,454
                     2002               10,200
                     2003               40,800
                                   -----------
                                       $54,454
                                   ===========

     To the extent First Mortgage Notes are not acquired in the open market or redeemed, Management expects to refinance this obligation not later than December 2002.

     As of June 30, 2001, HDA had advanced to Equus approximately $3.8 million against allowable future distributions of profits, which is not in conformity with the terms of the Indenture. Management cured these advances with the proceeds of a private placement offering of Equus Entertainment preferred stock on July 13, 2001. See Note 5, "Related Party Transactions".

     U.S. VIRGIN ISLANDS- The Company has been awarded the right to operate the racetrack in St. Thomas and the off-track betting agency system in St. Thomas and St. John. The Company has negotiated a contract with the Racing Board for the exclusive rights to simulcast unlimited live races from the United States to the Virgin Islands and is awaiting final approval from the Legislature and Governor, which is expected by mid June, 2002. Revenues from simulcasting are expected to begin in July, 2002. Revenues from live racing will be phased in as the racetrack and spectator facilities are refurbished. This is expected to be completed by September, 2002.

     The total investment in the Virgin Islands project is expected to be approximately $500,000. Financial resources necessary for such investment have not been obtained as of May 31, 2002.

     GOVERNMENT  MATTERS.    El Comandante's horse racing and pari-mutuel
wagering operations are subject to substantial government regulations.
Pursuant to the Puerto Rico Horse Racing Industry and Sports Act (the "Racing Act"), the Racing Board and the Puerto Rico Racing Administrator (the "Racing Administrator") exercise regulatory control over El Comandante's racing and wagering operations. For example, the Racing Administrator determines the monthly racing program for El Comandante and approves the number of annual race days in excess of the statutory minimum of 180. The Racing Act also apportions payments of monies wagered that would be available as commissions to ECMC. The Racing Board consists of three persons appointed for four-year terms by the Governor of Puerto Rico. The Governor also appoints the Racing Administrator for a four-year term.

     On May 24, 2001, ECMC executed a "Closing Agreement"(the "Agreement") with the Secretary of the Treasury of Puerto Rico (the "Secretary") whereby ECMC will settle its assessed debt of unpaid excise taxes and commissions for the period October, 2000 through February, 2001, in the amount of $11,172,450 (including interest and late charges), plus an additional assessment of $60,141 (including interest) for unpaid commissions for the period February 2, 2001 through February 7, 2001 as follows:

     1. Upon execution of the Agreement, ECMC paid $60,141 in full payment of the February, 2001 assessment.

     2. For a six-month period commencing June 1, 2001 and ending November 30, 2001, ECMC will pay $50,000 per week against the October, 2000 through January, 2001 assessment. After the six-month period, the Secretary will reevaluate the financial condition of ECMC, and may, upon reasonable grounds, continue, modify or revoke the Agreement.

     3. ECMC will continue to pay on a timely basis current excise taxes and commissions.

     4. ECMC will provide and maintain a bond in favor of the Secretary in the amount of $500,000.

     5. In the event ECMC defaults during the term of the Agreement, the Secretary may accelerate the balance due plus any additional amounts due as a result of the default.

     As of June 12, 2002, ECMC had fully complied with the terms and provisions of the Agreement.

     On April 2, 2001, the House of Representatives of the Commonwealth of Puerto Rico adopted a resolution ordering an investigation of the operations of ECMC with emphasis on the fiscal and financial administration of El Comandante and its tax delinquency. As of October 22, 2001, all requested information had been submitted by ECMC. This investigation has been completed, but as of this date, the House of Representatives has not issued their report or otherwise disclosed their findings.

     As of June 30, 2001, Equus Comuneros owed the Colombian Tax and National Customs Administration approximately $652,877, including interest for
withholding at source tax.   Management has recently met with the Government to
settle the amount outstanding. The plan proposed to the Government is as follows:

     1)   Five (5) year amortization of 10%, 15%, 25% and 30%, respectively.

     2) The Government is requesting a down payment, which is currently being negotiated.


     On August 18, 2001, ECMC executed a Closing Agreement (the "Agreement") with the Municipality of Canovanas whereby ECMC settled a longstanding dispute over the payment of the Volume of Business Tax assessed by the municipality.

     The following schedule lists the deficiencies by fiscal year with the corresponding interest and surcharges:

          FISCAL               INTEREST
          TAX     TAX          AND
          YEAR    DEFICIENCY   SURCHARGES    TOTAL
          ------  -----------  -----------  --------

          93/94   $    74,087  $    67,913  $142,000
          96/97       120,397       68,224   188,621
          97/98       126,666       59,110   185,776
          98/99       123,366       45,233   168,599
          99/00        93,367       24,897   118,264
          00/01       116,735       19,455   136,190
                  -----------  -----------  --------

          Totals  $   654,618  $   284,832  $939,450
                  ===========  ===========  ========

     Prior to settlement, the Company had accrued as of June 30, 2001a total liability of $838,396 due for municipal taxes and other charges. On June 30, 2001, the Company recorded additional penalties and interest of $101,054.

     The terms of the Agreement are as follows:

     1. For period August 1, 2001 through January 31, 2003, ECMC will pay the Municipality of Canovanas $5,000 per week.

     2. At the end of this eighteen (18) month period, the Municipality can request full payment of the remaining balance, $559,450, or renegotiate a final twelve (12) month payoff of the balance at $46,621 per month.

     3. Should ECMC default at any time on the agreed payment terms, the Municipality may declare the entire remaining balance due.

     4. To guarantee the timely payments, ECMC will provide two (2) performance bonds in the amount of $503,732 and $94,886, respectively.

     As of June 12, 2002, ECMC had fully complied with all the provisions of the Agreement.

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


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS:

     On May 24, 2001, ECMC executed a "Closing Agreement" (the "Agreement") with the Secretary of the Treasury of Puerto Rico (the "Secretary"), whereby ECMC will settle its assessed debt for unpaid excise taxes and commissions for the period October, 2000 through February, 2001, in the amount of $11,172,450 (including interest and late charge), plus an additional assessment of $60,141 (including interest) for unpaid commissions for the period February 2, 2001 through February 7, 2001, as follows:

     1. Upon execution of the Agreement, ECMC paid $60,141 in full payment of the February, 2001 assessment.

     2. For a six-month period commencing June 1, 2001 and ending November 30, 2001, ECMC is obligated to pay $50,000 per week against the October, 2000 through January, 2001 assessment. After the six-month period, the Secretary will reevaluate the financial condition of ECMC and may, upon reasonable grounds, continue, modify or revoke the Agreement.

     3. ECMC will continue to pay on a timely basis the current excise taxes and commissions.

     4. ECMC will provide and maintain a bond to the Secretary in the amount of $500,000.

     5. In the event ECMC defaults during the term of the Agreement, the Secretary may accelerate the balance due plus any additional amounts due as a result of the default.

     As of June 12, 2002 all terms and conditions of the Agreement had been met by ECMC.

     As of June 30, 2001, Equus Comuneros owed the Tax and National Customs Administration approximately $652,877, including interest for tax withholding at source tax. Management is in the process of negotiating a repayment plan which has not been finalized.

     On August 18, 2001, ECMC executed a Closing Agreement (the "Agreement") with the Municipality of Canovanas whereby ECMC settled a longstanding dispute over the payment of the Volume of Business Tax assessed by the municipality.

     The following schedule lists the deficiencies by fiscal year with the corresponding interest and surcharges:

          FISCAL               INTEREST
          TAX     TAX          AND
          YEAR    DEFICIENCY   SURCHARGES    TOTAL
          ------  -----------  -----------  --------
          93/94   $    74,087  $    67,913  $142,000
          96/97       120,397       68,224   188,621
          97/98       126,666       59,110   185,776
          98/99       123,366       45,233   168,599
          99/00        93,367       24,897   118,264
          00/01       116,735       19,455   136,190
                  -----------  -----------  --------

          Totals  $   654,618  $   284,832  $939,450
                  ===========  ===========  ========

     Prior to settlement, the Company had accrued as of June 30, 2001 total liabilities of $838,396 due for municipal taxes and other charges. On June 30, 2001, the Company recorded additional penalties and interest of $101,054.

     The terms of the Agreement are as follows:

     1. For period August 1, 2001 through January 31, 2003, ECMC will pay the Municipality of Canovanas $5,000 per week.

     2. At the end of this eighteen (18) month period, the Municipality can request full payment of the remaining balance, $559,450, or renegotiate a final twelve (12) month payoff of the balance at $46,621 per month.

     3. Should ECMC default at any time on the agreed payment terms, the Municipality may declare the entire remaining balance due.

     4. To guarantee the timely payments of the amounts due, ECMC has provided to the Municipality two (2) payments bonds in the amount of $503,732 and $94,886, respectively.

     As of June 12, 2002 the terms and conditions of the Agreement have been met by ECMC.

     The Company and/or its subsidiaries had a case in arbitration at the American Arbitration Association in defense of and against Autotote, involving all the racetracks in which Equus has an ownership interest. Autotote filed a claim against El Comandante for unpaid service fees of $186,415 plus interest. El Comandante agreed to pay this amount but filed a counterclaim against Autotote.

     On July 27, 2001, American Arbitration Association rendered its award. The following is a summary of the awards by racetrack:

     EL COMANDANTE, PUERTO RICO

     1. Comandante is to pay Autotote the principal amount of $355,496 in unpaid service fees together with interest of $32,051, accrued through April 1, 2001.

     2.   Comandante shall reimburse Autotote for costs incurred of $132,500.

     3. As of June 30, 2001, the outstanding principal balance was $327,893 and accrued interest was $504.

EQUUS - PANAMA

     1. Equus - Panama is to pay Autotote the principal amount of $250,474 in unpaid service fees together with interest of $45,233 accrued through June 30, 2001.

     2.   Equus-Panama shall reimburse Autotote for costs incurred of $25,000.

EQUUS - COMUNEROS

     1. Equus-Comuneros is to pay Autotote the principal amount of $584,262 in unpaid service fees as of April 23, 2001, together with interest of $218,059 accrued through June 30, 2001.

     2.   Equus-Comuneros shall reimburse Autotote costs incurred of $132,500.


     GALAPAGOS

     1. Galapagos owes Autotote the principal amount of $230,578 as of April 23, 2001, together with interest of $120,308 through November 21, 2001, the date of the award.

     2. For breach of good faith and fair dealings, Autotote owes Galapagos $800,000, plus interest at the rate of seven (7) percent per annum from November 21, 2001 to the date of payment.

     3. The parties have no further obligations to one another with respect to lottery operations in the Dominican Republic.

     4. The parties shall bear equally the cost of arbitration which amount to $44,903 each. Any excess funds on deposit shall be reimbursed to the paying parties in equal amounts.

     5. Autotote shall pay Galapagos $150,000 in reimbursement fees incurred in the proceedings.

     6. Awards will be offset and the net amount owed to Galapagos of approximately $600,000 will accrue interest at seven (7) percent until paid.

     Each entity involved in the arbitration sustains individually the consequences of the arbiters' final award and there are no performance guarantees by any other entity including Equus Gaming Company L.P., the parent company.

     Costs incurred by the Company in pursuing the arbitration with Autotote to date total $574,042 and have been allocated to each participating entity in the same proportion that the arbiters awarded the costs incurred by Autotote to each entity.

     On August 18, 2001, ECMC executed a Closing Agreement (the "Agreement") with the Municipality of Canovanas whereby ECMC settled its longstanding dispute over the payment of the Volume of Business Tax assessed by the municipality.

     The following schedule lists the deficiencies by fiscal year with the corresponding interest and surcharges:

                  FISCAL       INTEREST
          TAX     TAX          AND
          YEAR    DEFICIENCY   SURCHARGES    TOTAL
          ------  -----------  -----------  --------
          93/94   $    74,087  $    67,913  $142,000
          96/97       120,397       68,224   188,621
          97/98       126,666       59,110   185,776
          98/99       123,366       45,233   168,599
          99/00        93,367       45,233   118,264
          00/01       116,735       19,455   136,190
                  -----------  -----------  --------

          Totals  $   654,618  $   284,832  $939,450
                  ===========  ===========  ========

     Prior to settlement, ECMC had accrued as of June 30, 2001 a total of $838,396 due for municipal taxes and other charges. On June 30, 2001, ECMC recorded additional penalties and interest of $101,054.

     The terms of the Agreement are as follows:

     1. For period August 1, 2001 through January 31, 2003, ECMC will pay the Municipality of Canovanas $5,000 per week.

     2. At the end of this eighteen (18) month period, the Municipality can decide whether to request full payment of the remaining balance, $559,450, or renegotiate a final twelve (12) month payoff of said balance at $46,621 per month.

     3. Should ECMC default at any time on the agreed to payment terms, the Municipality may declare the entire remaining balance due.

     4. To guarantee timely payments of the amounts due, ECMC shall provide to the Municipality two (2) payments bonds in the amount of $503,732 and $94,886, respectively.

     As of June 12, 2002, ECMC has fully complied with the provisions of the Agreement.

     Certain of the Company's subsidiaries are presently named as defendants in various lawsuits and might be subject to other claims arising out of normal business operations. Management, based in part upon advice from legal counsel, believes that the results of such actions will not have a material adverse impact on the Company's financial position or results of operations.


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


                                     Equus Gaming Company L.P.
                               -----------------------------------------
                                            (Registrant)


                               By:  Equus Management Company
                                    Managing General Partner



June 21, 2002                  /s/  Thomas B. Wilson
-------------                  -----------------------------------------
                               President, Chief Executive Officer,
                                 Director and Acting Chief
                                 Financial Officer



June 21, 2002                  /s/ James J. Wilson
-------------                  -----------------------------------------
                               Co-Chairman