Form 10-Q
period 2001-09-30
EQUUS GAMING CO LP
filed 2002-06-21
CIK 928423

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)

/X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

/ /       TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM  __________TO___________

                        Commission file number 000-25306

                            EQUUS GAMING COMPANY L.P.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Virginia                                             54-1719877
      --------------------                                    --------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                            El Comandante Race Track
                            Main Building First Floor
                              65th Infantry Avenue
                                 Rd. 3 Km. 15.3
                              Canovanas, PR 00729
          ------------------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

                                 (787) 641-5844
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)


          ------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  /X/     No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (June 12, 2002). 14,389,824 Class A Units

                                  EQUUS GAMING COMPANY L.P.
                                          FORM 10 Q
                                            INDEX


                                                                                   PAGE
                                                                                  NUMBER
PART I  -   FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

            Consolidated Statements of Operations for the Nine Months and Three
            Months ended September 30, 2001 and 2000 (Unaudited)                    3

            Consolidated Statements of Comprehensive Loss for the Nine Months
            and Three Months Ended September 30, 2001 and 2000 (Unaudited)          5

            Consolidated Balance Sheets at June 30, 2001 (Unaudited)
            and December 31, 2000 (Audited)                                         6

            Consolidated Statement of Changes in Partners' Deficit for the Nine
            Months Ended September 30, 2001 (Unaudited)                             8

            Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2001 and 2000 (Unaudited)                           9

            Notes to Consolidated Financial Statements                             11

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations
            Results of Operations                                                  28
            Liquidity and Capital Resources                                        33

PART II  -  OTHER INFORMATION

Item 1.     Legal Proceedings                                                      37
Item 2.     Material Modifications of Rights of Registrant's Securities            40
Item 3.     Default upon Senior Securities                                         40
Item 4.     Submission of Matters to a Vote of Security Holders                    40
Item 5.     Other Information                                                      40
Item 6.     Exhibits and Reports on Form 8-K                                       40

Signatures                                                                         41

                            EQUUS GAMING COMPANY L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTMEBER 30,

                                   (UNAUDITED)

                                                      2001           2000
                                                  -------------  ------------
REVENUES:
  Commissions on wagering                         $ 38,581,909   $47,905,671
  Net revenues from lottery services                         -       170,348
  Gain on sale of assets                                     -       179,500
  Loss on sale of investments                       (1,149,579)            -
  Other revenues                                     3,366,848     2,630,702
                                                  -------------  ------------
                                                    40,799,178    50,886,221
                                                  -------------  ------------
EXPENSES:
  Payments to horseowners                           20,771,999    23,156,398
  Salaries, wages and employee benefits              6,757,868     7,865,441
  Operating expenses                                 8,413,056     8,318,209
  General and administrative                         4,778,776     3,164,131
  Marketing, television and satellite costs          4,407,323     4,101,756
  Financial expenses                                 7,263,359     7,407,210
  Depreciation and amortization                      2,907,981     2,819,239
                                                  -------------  ------------
                                                    55,300,362    56,832,384
                                                  -------------  ------------

LOSS  BEFORE INCOME TAXES AND MINORITY INTEREST    (14,501,184)   (5,946,163)

PROVISION FOR INCOME TAXES                             127,451       243,933
                                                  -------------  ------------


LOSS  BEFORE MINORITY INTEREST                     (14,628,635)   (6,190,096)


MINORITY INTEREST IN LOSSES                         (1,101,944)     (377,142)
                                                  -------------  ------------

NET LOSS                                          $(13,526,691)  $(5,812,954)
                                                  =============  ============

ALLOCATION OF NET LOSS:
  General partners                                $   (135,267)  $   (58,130)
  Limited partners                                 (13,391,424)   (5,754,824)
                                                  -------------  ------------
                                                  $(13,526,691)  $(5,812,954)
                                                  -------------  ------------
BASIC AND DILUTED LOSS PER UNIT AMOUNTS:          $      (0.94)  $     (0.69)
                                                  =============  ============
WEIGHTED AVERAGE UNITS OUTSTANDING                  14,389,824     8,364,824
                                                  -------------  ------------

  The accompanying notes are an integral part of these consolidated statements

                            EQUUS GAMING COMPANY L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                   (UNAUDITED)

                                                      2001          2000
                                                  ------------  ------------

REVENUES:
  Commissions on wagering                        $11,807,009   $15,477,239
  Gain on sale of assets                                           179,500
  Loss on Sale of investments                              -
  Other revenues                                   1,180,639     1,126,552
                                                 ------------  ------------
                                                  12,987,648    16,783,291
                                                 ------------  ------------
EXPENSES:
  Payments to horseowners                          6,349,152     8,936,906
  Salaries, wages and employee benefits            2,384,290     2,855,351
  Operating expenses                               2,709,358     3,183,685
  General and administrative                       1,803,555     1,013,022
  Marketing, television and satellite costs        1,307,141     1,601,652
  Financial expenses                               1,971,499     2,505,038
  Depreciation and amortization                    1,017,181       903,551
                                                 ------------  ------------
                                                  17,542,176    20,999,205
                                                 ------------  ------------

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST    (4,554,528)   (4,215,914)

PROVISION FOR INCOME TAXES                            16,609        45,862
                                                 ------------  ------------


LOSS  BEFORE MINORITY INTEREST                    (4,571,137)   (4,261,776)


MINORITY INTEREST IN LOSSES                         (164,213)     (183,692)
                                                 ------------  ------------

NET LOSS                                         $(4,406,924)  $(4,078,084)
                                                 ============  ============

ALLOCATION OF NET LOSS:
  General partners                               $   (44,069)  $   (40,781)
  Limited partners                                (4,362,855)   (4,037,303)
                                                 ------------  ------------
                                                 $(4,406,924)  $(4,078,084)
                                                 ------------  ------------
BASIC AND DILUTED LOSS PER UNIT AMOUNTS:         $     (0.31)  $     (0.49)
                                                 ============  ============
WEIGHTED AVERAGE UNITS OUTSTANDING                14,389,824     8,364,824
                                                 ------------  ------------

  The accompanying notes are an integral part of these consolidated statements

                            EQUUS GAMING COMPANY L.P.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30,

                                   (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                              2001           2000
                                          -------------  ------------

NET LOSS                                  $(13,526,691)  $(5,812,954)

OTHER COMPREHENSIVE LOSS:

  Currency translation adjustments              21,819       252,814

                                          -------------  ------------
COMPREHENSIVE LOSS                        $(13,504,872)  $(5,560,140)
                                          -------------  ------------


FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                               2001          2000
                                          -------------  ------------

NET (LOSSES) EARNINGS                     $ (4,406,924)  $(4,078,084)

OTHER COMPREHENSIVE (LOSSES) INCOME:

  Currency translation adjustments             184,417        31,743

                                          -------------  ------------
COMPREHENSIVE (LOSSES) INCOME             $ (4,222,507)  $(4,046,341)
                                          -------------  ------------

  The accompanying notes are an integral part of these consolidated statements

                            EQUUS GAMING COMPANY L.P.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                          SEPTEMBER 30    DECEMBER 31
                                              2001           2000
                                         --------------  -------------
                                           (UNAUDITED)     (AUDITED)
CASH AND CASH EQUIVALENTS:
  Unrestricted                           $   1,126,094   $  7,019,121
  Restricted                                   374,220        418,180
                                         --------------  -------------
                                             1,500,314      7,437,301
                                         --------------  -------------

PROPERTY AND EQUIPMENT:
  Land                                       8,749,680      8,879,113
  Building and improvements                 51,210,732     55,404,357
  Equipment                                 19,759,896     17,753,880
                                         --------------  -------------
                                            79,720,308     82,037,350
  Accumulated depreciation                 (23,885,250)   (22,282,599)
                                         --------------  -------------
                                            55,835,058     59,754,751
                                         --------------  -------------

DEFERRED COSTS, NET:
  Financing                                  1,282,284      1,933,361
  Costs of Panama contract                           -      1,870,000
  Other                                         44,011        206,714
                                         --------------  -------------
                                             1,326,295      4,010,075
                                         --------------  -------------

OTHER ASSETS:
  Accounts receivable, net                   4,528,018      4,492,311
  Notes receivable                             241,658      2,960,074
  Investment in Panama Preferred Stock       3,089,231              -
  Other assets                               1,403,713      1,480,258
                                         --------------  -------------
                                             9,262,620      8,932,643
                                         --------------  -------------

                                         $  67,924,287   $ 80,134,770
                                         ==============  =============

                                  (continues)

                            EQUUS GAMING COMPANY L.P.
                           CONSOLIDATED BALANCE SHEETS

                                   (continued)

                        LIABILITIES AND PARTNERS' DEFICIT


                                                     SEPTEMBER 30    DECEMBER 31
                                                         2001           2000
                                                    --------------  -------------
                                                      (UNAUDITED)     (AUDITED)
FIRST MORTGAGE NOTES:
  Principal, net of note discount of
    $594,729 and $786,261                           $  53,859,271   $ 53,667,739
  Accrued interest                                      1,860,001      3,916,669
                                                    --------------  -------------
                                                       55,719,272     57,584,408
                                                    --------------  -------------

OTHER LIABILITIES:
  Accounts payable and accrued liabilities             27,700,057     23,741,039
  Outstanding winning tickets and refunds               1,598,171      1,552,128
  Notes payable                                         5,948,700      6,549,961
  Bonds payable                                                 -      4,000,000
  Capital lease obligations                             1,466,439      2,232,559
                                                    --------------  -------------
                                                       36,713,367     38,075,687
                                                    --------------  -------------

DEFERRED INCOME TAXES                                   3,741,411      3,933,144
                                                    --------------  -------------

MINORITY INTEREST                                      (1,415,171)       753,288
                                                    --------------  -------------

COMMITMENTS AND CONTINGENCIES, SEE NOTE 2

PARTNERS' DEFICIT
  General Partner                                      (1,031,193)      (896,144)
  Limited Partners - 20,000,000 units authorized;
   14,389,824 units issued and outstanding.           (25,803,399)   (19,315,613)
                                                    --------------  -------------
                                                      (26,834,592)   (20,211,757)
                                                    --------------  -------------

                                                    $  67,924,287   $ 80,134,770
                                                    ==============  =============

  The accompanying notes are an integral part of these consolidated statements

                                    EQUUS GAMING COMPANY L.P.
                      CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                          (UNAUDITED)

                                                          GENERAL      LIMITED
                                                          PARTNERS     PARTNERS         TOTAL
                                                         ----------  -------------  -------------
BALANCES, DECEMBER 31, 2000                              $(896,144)  $(19,315,613)  $(20,211,757)

  Net loss for the period                                 (135,267)   (13,391,424)   (13,526,691)

  Currency translation adjustments                             218         21,601         21,819

  Issuance of preferred stock, net of costs (see below)     68,820      6,813,217      6,882,037
                                                         ----------  -------------  -------------
BALANCES, SEPTEMBER 30, 2001                             $(962,373)  $(25,872,219)  $(26,834,592)
                                                         ==========  =============  =============


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

                            EQUUS GAMING COMPANY L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                     2001           2000
                                                 -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                       $(13,526,691)  $(5,812,954)

  Adjustments to reconcile losses to net cash
    (used in) provided by operating activities
      Depreciation and amortization                 3,499,703     3,509,075
      Deferred income tax provision                    61,309       243,933
      Currency translation adjustments                617,319      (194,328)
      Minority interest                            (1,101,944)     (377,142)
      Loss on sale of investments                   1,149,579             -

  Increase in assets
    Accounts receivable                              (503,542)     (989,963)
    Prepayments and other assets                     (105,941)     (798,003)

  Increase (decrease) in liabilities
    Accounts payable and accrued liabilities        4,723,788     8,372,938
    Outstanding winning tickets and refunds           435,463       (65,507)

                                                 -------------  ------------
      Total adjustments                             8,775,734     9,701,003
                                                 -------------  ------------

  Net cash used in operating activities            (4,750,957)    3,888,049
                                                 -------------  ------------


CASH FLOWS FROM INVESTING ACTIVITIES

  Capital expenditures (net of retirements)        (4,508,992)   (2,346,870)
  Deferred costs                                      196,475      (324,054)
  Panama Desconsolidation                             (83,895)            -
  Purchase of Panama Preferred stock               (3,089,231)            -
  (Increase) decrease in notes receivable, net        286,301    (1,109,872)

                                                 -------------  ------------
  Net cash used in investing activities            (7,199,342)   (3,780,796)
                                                 -------------  ------------

  The accompanying notes are an integral part of these consolidated statements

                            EQUUS GAMING COMPANY L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (UNAUDITED)
                                  (continued)


                                                      2001          2000
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of financing costs                     $         -   $         -
  Loan proceeds from affiliates                     3,288,454
  Loan proceeds from financial institutions                 -       720,000
  Increase in deferred costs                                       (119,848)
  Issuance of preferred stock net of costs          6,882,037
  Payments on notes payable and capital
    lease obligations                              (4,157,178)   (2,423,454)
                                                  ------------  ------------
Net cash used in financing activities               6,013,313    (1,823,302)
                                                  ------------  ------------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                 (5,936,987)   (1,716,049)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      7,437,301     2,307,933

                                                  ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $ 1,500,314   $   591,884
                                                  ============  ============
SUPPLEMENTAL INFORMATION:
  Interest paid                                   $ 8,173,896   $ 4,589,673

NON-CASH TRANSACTIONS:
  Equipment acquired through capital leases                 -        80,362

  The accompanying notes are an integral part of these consolidated statements

                            EQUUS GAMING COMPANY L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS  OF  PRESENTATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES:

     Equus Gaming Company L.P. (the "Company"), a Virginia limited partnership, is engaged in thoroughbred racing, wagering and other gaming businesses in the Caribbean and South America. Through its subsidiaries, the Company currently operates three racetracks and manages an extensive off-track betting ("OTB") system in the various countries where the Company operates.

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

     The Company has a 55% interest in Galapagos, S.A. ("Galapagos"), the operator since April 1995 of the V Centenario Race Track in the Dominican
Republic ("V Centenario")   The racetrack is government-owned and operated by
the Company's subsidiary under a long-term contract.

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

     2. The Company then acquired 3,000 shares of $1,000 par value, preferred stock in exchange for net claims due the Company. The number of shares issued will be reduced if the net claims are les than $2,859,680. The final net claims on the Company's books amount to $3,294,391 and the investment and recorded at that amount as of September 30, 2001. Terms and conditions of the preferred stock issue are as follows:

               a) The shares will be redeemed by the issuer upon the racetrack's concession agreement being terminated or on October 31, 2031, whichever comes first.

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


     As of June 12, 2002, the Company has not received copies of the fully executed documents mentioned above, nor received the 3,000 shares of preferred stock.,

     In addition, all attempts to obtain certified financial statements from Equus Entertainment de Panama as of September 30, 2001 have failed; therefore, Panama has been "deconsolidated" for years 2001 and 2000.

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

     As noted in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations, has a partners' deficit of $26,834,592 and had negative cash flows for the remainder of 2001. It also failed to make the mandatory interest and principal payments due in December 2001 as required under the First Mortgage Notes Indenture. These factors, among others, raise substantial doubts about the Company's ability to continue as a
going concern.   The accompanying financial statements do not include any
adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     Management's plans to deal on its Company's financial problems are as follow:

     (i)  Continue to implement cost reductions at the racetracks.

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


     For the nine months ended September 30, 2001, accumulated losses not allocated to minority partners were $2,125,964. Equus-Comuneros minority partners own a 50% interest.

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

     As of September 30, 2001, Equus Comuneros owed the Colombian Tax and National Customs Administration approximately $837,373, including interest, for withholding at source tax. Management has recently met with the Government to settle the amount outstanding. The plan proposed to the government is as follows.

     1.   Five (5) year amortization of 10%, 15%, 25% and 30%, respectively.

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
                  ===========  ===========  ========

     Prior to settlement, the Company had accrued a total of $838,396 as of June 30, 2001. On June 30, 2001, the Company recorded additional penalties and interest of $101,054.

     The terms of the Agreement are as follows:

     1) For the period August 1, 2001 through January 31, 2003, ECMC will pay the Municipality of Canovanas $5,000 per week.

     2) At the end of this eighteen (18) month period, the Municipality can decide to request full payment of the remaining balance, $559,450, or renegotiate a final twelve (12) month payoff of the balance.

     3) Should ECMC default at any time on the agreed terms, the Municipality, on demand, may declare the remaining balance due.

     4) To guarantee timely payments, ECMC will provide two (2) payments bonds in the amount of $503,732 and $94,886, respectively.

          As of June 12, 2002, ECMC was in compliance with the provisions of the Agreement.

     CONSOLIDATION  AND  PRESENTATION

     The consolidated financial statements as of September 30, 2001 and for the nine months ended September 30, 2001 and 2000 are unaudited but include all adjustments (consisting of normal recurring adjustments) which management considers necessary for a fair presentation of the consolidated results of operations for the interim periods. The operating results for the nine months ended September 30, 2001 are not necessarily indicative of results for the year. Net losses per unit are calculated based on weighted average number of Units outstanding. Outstanding warrants to purchase Units do not have a material dilutive effect on the calculation of earnings per Unit.

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

     The Company has minority partners in HDA, Galapagos and Equus-Comuneros. Therefore, the Company recorded minority interest based on the earnings (losses) of these consolidated subsidiaries that are attributable to the minority partners, as follows:

                        FOR THE NINE MONTHS ENDED SEPTEMBER 30,       FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                     --------------------------------------------  ---------------------------------------------
                             2001                   2000                    2001                   2000
                     ---------------------  ---------------------  ----------------------  ---------------------
SUBSIDIARY:
    HDA              $            (62,800)  $            (33,940)  $             (27,650)  $            (21,848)
    Equus - Panama                 40,292                (73,460)
    Galapagos                           -                      -                       -                      -
    Equus-Comuneros            (1,039,144)              (383,494)               (136,563)               (88,383)
                     ---------------------  ---------------------  ----------------------  ---------------------
                     $         (1,101,944)  $           (377,142)  $            (164,213)  $           (183,691)
                     ---------------------  ---------------------  ----------------------  ---------------------

     In general, the minority interest is calculated based on the ownership interest of the minority partners. HDA has a minority partner owning a 1% interest. Galapagos' minority partners own a 45% interest. However, during the nine months ended September 30, 2001 and 2000 the Company did not recognize a minority interest in Galapagos' losses amounting to $279,182, and $309,058, respectively, because the minority partners have no legal obligation to fund losses in excess of their investment. As of September 30, 2001 the accumulated losses, not allocated to the minority partners, amount to $2,376,830. Equus-Comuneros minority partners own a 50% interest.

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

     For the nine months ended September 30, 2001 and 2000, net exchange losses resulting from re - measurement of accounts, together with losses from foreign currency transactions, amounted to $373,795 and $150,915 respectively, which amounts are included as operating expenses. Accumulated net loss from changes in exchange rates due to the translation of assets and liabilities of the foreign subsidiaries are included in partners' deficit and at September 30, 2001 and December 31, 2000 amounted to $216,176 and $237,995 respectively.

     The current exchange rates in Dominican Republic as of September 30, 2001 and 2000 were US$1.00 to FC$17.15 and US$1.00 to FC$16.40, respectively. The average exchange rates in Dominican Republic prevailing during the nine months ended September 30, 2001 and 2000 were US$1.00 to FC$16.99 US$1.00 to FC$16.48, respectively. The current exchange rate in Colombia as of September 30, 2001and 2000 were US$1.00 to FC$2,407 and $US1.00 to FC$2,212. The average exchange rate in Colombia prevailing during the nine months ended September 30, 2001 and 2000 were US$1.00 to FC$2,301 and US$1.00 to FC$2,060.


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

     The Dominican Republic contract expires in December 2005. The Colombia contract expires on December 31, 2009. It provides for certain minimum guaranteed payments to horse owners during the first three years, $1.2 million in 2001, increased in 2002 and 2003 in accordance with an inflation factor.

     The Puerto Rico horse owners contract expires in July 2010. Under the contract, the horse owners are guaranteed minimum earnings of $25,032,000 for years 2002 and 2001. ECMC is obligated among other things to pay the horse owners $90,000 annually for administrative costs and 50% of the principal and interest owed on an outstanding Confederation loan with a principal balance due of $526,000, plus accrued interest. ECMC must also invest $3,000,000 in improvements to the racetrack during the 10-year term of the contract, as well as provide up to $2,000,000 of financing for the purchase of horses. Additional costs incurred for the three and nine months ended September 30, 2001 related to the new horse owners contract are included in other expenses.

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

     Pending final approval of the complete simulcast package by the Racing Board, ECMC is obligated to pay the Horse Owners' Confederation $1,000,000.

     On October 16, 2001, the Racing Board suspended, effective October 22, 2001 simulcasting permitted during the probationary period but not otherwise.

     Simulcasting of special events such as the Breeders' Cup, Kentucky Derby and the Preakness as well as the Caribbean Classic and the Confraternity Classic is still permitted. However, ECMC is doing a cost/benefit analysis to determine if the limited simulcasting is economically viable per event.

     WAGERING SERVICES AGREEMENTS

     The Company has separate agreements with Autotote Systems, Inc. ("Autotote") and United Tote Company ("United Tote") to provide wagering services, software and equipment to each racetrack, necessary for the operation of the off-track betting system. Payments under these contracts are summarized as follows:

1.   AUTOTOTE
     --------

                          EL COMANDANTE    V CENTENARIO    LOS COMUNEROS
                         ---------------  --------------   --------------
Expiration date            March 2004       March 2004      January 2006
Cost of services, as a
 percentage of wagering           0.65%        0.65% (a)        1.20%
Minimum amount per year    $    800,800   $  200,000         $     -  (b)


     (a) Galapagos is also to receive services from Autotote for the distribution system of the electronic lottery. Fees to Autotote are 2% of gross sales at lottery agencies and 1% of gross sales at OTB agencies. See Note 8, "Legal Proceedings".

     (b) Based on a minimum monthly payment of $39,795 for 2001, increased each subsequent year, up to $50,240 in 2005. For the year 2000 the minimum payment was $450,480.


2.   UNITED  TOTE
     ------------

     In August, 2000 the Company obtained a $2.5 million unsecured loan at 3% over prime due in December 29, 2004. Principal and interest are to be paid from ..25% of the wagering handle for the first four (4) years of the service contract with United Tote.

                          EL COMANDANTE   V CENTENARIO    LOS COMUNEROS
                          --------------  -------------  --------------
Commencement date (a)      March 2004      March 2004      August 2000
Expiration date           December 2010   December 2010   December 2010
Cost of services, as a
 percentage of wagering       (b)             (b)             (b)
Minimum amount per year(c)    n/a             n/a             n/a
Additional fees (d)           n/a             n/a             n/a

     (a) The services agreement with United Tote specifies that the commencement date shall be the earlier of the date that the agreement with Autotote expires or the date the agreement is properly terminated. See note 2. (1.c) above for the termination of the Autotote agreement with Los Comuneros.

     (b) Total Handle in a contract year   % of Total Handle received by United Tote
     ------------------------------------  -----------------------------------------
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

     During the past several years HDA has made early redemptions of First Mortgage Notes in connection with certain transactions. The Company has also purchased in the open market First Mortgage Notes which the Company intends to hold until maturity in cancellation of required partial redemptions in 2000 and 2001, as explained below. Following is a summary of these transactions:

                                                         HELD BY THE
                                 FACE    COMPANY AT       (PREMIUM)
TYPE OF TRANSACTION              DATE      VALUE      SEPTEMBER 30,2001    DISCOUNT
------------------------------  ------  -----------  -------------------  -----------
Redemption                      Mar-97  $   737,000  $                -   $        -
Redemption                      Sep-97    2,500,000                   -     (250,000)
Purchase in open market         Dec-98    7,500,000           7,500,000    1,000,000
Redemption, reduced by amount
  of notes held by the Company  Jan-99    2,620,000            (380,000)    (262,000)
Purchase in open market         May-99      189,000             189,000       22,680
Redemption, reduced by amount
  of notes held by the Company  Jan-01      563,000            (563,000)           -
                                        -----------  -------------------  -----------
                                        $14,109,000  $        6,746,000   $  510,680
                                        -----------  -------------------  -----------

     In connection with these transactions, the Company wrote-off a portion of the note discount and deferred financing costs.

     ECCC is required to partially redeem First Mortgage Notes commencing on December 15, 2000. The stated maturities of the First Mortgage Notes, reduced by prior redemptions, are as follows (in thousands):

          DUE DURING THE TWELVE MONTHS   GROSS    PURCHASED IN      NET
          ENDING DECEMBER 31,            AMOUNT    OPEN MARKET     AMOUNT
          ----------------------------  --------  -------------  ----------

                    2001                 10,200           6,746      3,454
                    2002                 10,200               -     10,200
                    2003                 40,800               -     40,800
                                        --------  -------------  ----------
                                         61,200           6,746     54,454
               Less - discount             (509)             86       (595)
                                        --------  -------------  ----------
                                        $60,691         $ 6,832  $  53,859
                                        --------  -------------  ----------

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

     The Indenture contains certain covenants, one of which restricts the amount of distributions by HDA to its partners, including the Company. Permitted distributions are limited to approximately 48% of HDA's consolidated net earnings. In connection with certain approvals required from noteholders, HDA agreed to temporarily reduce these distributions by 17%. HDA is permitted to make additional cash distributions to partners and other Restricted Payments, as defined under the Indenture, equal to 44.25% of the excess of HDA's cumulative consolidated net income after December 31, 1993 over the cumulative amount of the 48% Distributions, provided that HDA meets a certain minimum debt coverage ratio. HDA has not met this debt coverage ratio. As of June 30, 2001, HDA has advanced to the Company approximately $3.8 million against its allowable future distributions of profits, which is not in conformity with the terms of the Indenture.

     Management repaid these advances with the proceeds of a private placement offering of Equus Entertainment preferred stock on July 13, 2001. See Note 5, "Related Party Transactions".


4.  BONDS AND NOTES PAYABLE AND CAPITAL LEASES:

     The  Company's  outstanding  notes  payable  consist  of  the  following:


                                                                                   BALANCE AT
                                                   MATURITY   INTEREST     SEPTEMBER 30,  DECEMBER 31,
  BORROWER                 DESCRIPTION               DATE       RATE          2001           2000
  -----------------------  ---------------  -----  ---------  -----------  -------------  ------------
  H D A                    Note payable       (a)  15-Dec-01  P+1.00%      $           -  $ 3,000,000
  H D A                    Line of credit     (b)  15-Dec-01  P+1.00%                  -      500,000
  Equus-Panama             Line of credit     (c)  various      10.75%                 -      280,349
  Equus-Comuneros          Term loans         (d)  various    variable           106,496      269,612
  Equus Entertainment      Note payable       (e)  29-Dec-04  P+3.00%          2,500,000    2,500,000
  Equus Entertainment      Promissory Note    (f)  On Demand  P+1.00%            100,000            -
  Equus Entertainment      Promissory Note    (g)  On Demand  P+1.00%             50,000            -
  Equus Entertainment      Promissory Note    (h)  On Demand  P+1.00%            120,000            -
  Equus Entertainment      Promissory Note    (i)  On Demand  P+1.00%            250,025            -
  Equus Entertainment      Promissory Note    (j)  On Demand  P+1.00%            300,000            -
  Equus Entertainment      Promissory Note    (k)  On Demand  P+1.00%            205,000            -
  Equus Entertainment      Promissory Note    (l)  On Demand  P+1.00%          1,300,000            -
  Satellite Service Int    Promissory Note    (m)  On Demand  P+1.00%             53,750            -
  Equus Entertainment      Promissory Note    (n)  On Demand  P+1.00%            563,429
  Equus Entertainment      Promissory Note    (o)  On Demand  P+1.00%            330,000
  Equus Entertainment      Promissory Note    (p)  On Demand  P+1.00%             70,000
                                                                       -----------------  -----------
                                                                              $5,948,700   $6,549,961
                                                                       -----------------  -----------

     At September 30, 2001 and December 31, 2000, the prime rate (P) was 6.00% and 9.50%, respectively.

     a) Considered Refinancing Indebtedness under the terms of the Indenture. Collateralized by First Mortgage Notes purchased in the open market (see Note 3). Payable in quarterly installments commencing on March 31, 2000. Paid in full July 13, 2001. See Note 5 "Related Party Transactions".

     b) Revolving line of credit available until December 15, 2001, for its operational needs. Interest is calculated on balances outstanding at a rate equivalent to one point over prime rate. Principal is due upon maturity on December 15, 2001. Paid in full July 13, 2001. See Note 5 "Related Party Transactions".

     c) Management is in the process of renegotiating the terms of these financial obligations. Interest rates range from 7% to 14.01% over Colombia's Fixed Term Deposit (FTD) rate. FTD at September 30, 2001 was 11.43%.

     d) In August 2000 the Company obtained a $2.5 million unsecured loan at 3% over prime due December 29, 2004. Principal and interest payments are to be paid from .25% of the wagering handle for the first four (4) years of the service contract with United Tote as outlined in Note 2 of the consolidated financial statements, "Wagering Service Agreements".

     e) On March 21, 2001, the Company received $100,000 from El Monte Properties, an entity controlled by the Wilson family which also owns a controlling interest in the Company under an unsecured promissory note payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivable from non-Puerto Rico affiliates and working capital.

     f) On March 21, 2001, the Company received $50,000 from Santa Maria Associates, an entity controlled by the Wilson family which also owns a controlling interest in the Company under an unsecured promissory note payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivable due from non-Puerto Rico affiliates and working capital.

     g) On April 6, 2001, the Company received $120,000 from El Monte Properties, an entity controlled by the Wilson family which also owns a controlling interest in the Company, under an unsecured promissory note payable on demand with interest accruing at 1% over prime, payable on demand by El Monte Properties, controlled by the Wilson family which also owns a controlling interest in the Company. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.

     h) On April 26, 2001, the Company received $250,025 from Insular Properties, an entity controlled by the Wilson family which also owns a controlling interest in the Company, under an unsecured promissory note payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.

     i) On April 30, 2001, the Company received $300,000 from Insular Properties, an entity controlled by the Wilson family which also owns a controlling interest in the Company, under an unsecured promissory note payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.

     j) On May 11, 2001, the Company received $205,000 from Insular Properties, an entity controlled by the Wilson family which also owns a controlling interest in the Company under an unsecured promissory note payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.

     k) On June 14, 2001, the Company received $1,300,000 from El Monte Properties, an entity controlled by the Wilson family which also owns a controlling interest in the Company, under an unsecured promissory note payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.

     l) The Company also guarantees a $250,000 loan by the operator of the restaurant at Presidente Remon. The proceeds of this loan were used by Equus-Panama to finance improvements to the restaurant. On October 9, 2001, the Company entered into a stock purchase agreement whereby in exchange for release from all liabilities related to the operation of Equus Entertainment de Panama, the Company gave to its minority partner, Wall Street Securities, its 204,000 shares of common stock which represented 51% of the total issued and outstanding shares of Equus Entertainment de Panama. At the same time, the Company was released from any further liability under this loan guarantee.

     m) In October 1998, Equus-Panama issued $4 million in unsecured bonds pursuant to a public offering. Interest is payable quarterly at the rate of 11% per annum. The bonds may be redeemed by Equus-Panama prior to June 30, 2001 at a redemption price of 102% of the principal amount and thereafter at par. Under the loan documents there are certain restrictions that limit the capacity of Equus-Panama to incur indebtedness and pay dividends to shareholders. On October 9, 2001, the Company entered into a stock purchase agreement whereby in exchange for release from all liabilities related to the operation of Equus Entertainment de Panama, the Company gave to its minority partner, Wall Street Securities, its 204,000 shares of common stock which represented 51% of the total issued and outstanding shares of Equus Entertainment de Panama. At the same time, the Company was released from any further liability under this Bond Indenture.


     The following table summarizes future minimum payments on capital leases
and notes payable of   the Company and its consolidated subsidiaries:

              DUE DURING THE TWELVE          CAPITAL       NOTES
            MONTHS ENDING SEPTEMBER 30,      LEASES       PAYABLE
            ---------------------------   -----------  -----------
                      2002                $  828,063   $3,687,524
                      2003                   485,799            -
                      2004                   319,666    2,500,000
                      2005                     9,701            -
                      2006                         -            -
                                          -----------  -----------
                                           1,643,229    6,187,524
            Imputed interest                (176,790)    (238,824)
                                          -----------  -----------
                                          $1,466,439   $5,948,700
                                          -----------  -----------

5.  RELATED PARTY TRANSACTIONS:

     The following is a summary of amounts accrued for services rendered by or from certain related parties, namely, EMC, American Community Properties Trust ("ACPT") and Interstate General Company L.P. ("IGC") during the nine and three months ended September 30, 2001 and 2000:

                               NINE MONTHS ENDED SEPTEMBER 30,      THREE MONTHS ENDED SEPTEMBER 30,
                             -----------------------------------  ------------------------------------
NATURE OF SERVICE                  2001              2000               2001               2000
---------------------------  ----------------  -----------------  -----------------  -----------------
Support agreement            $            800  $          24,300  $               -  $           8,100
Rent office space                      14,000             31,500                  -             10,500
Directors' fees                        67,450             82,150             21,950             38,650
Services of James J. Wilson           339,638            101,250            132,010             33,750
                             ----------------  -----------------  -----------------  -----------------
                             $        421,888  $         239,200  $         153,960  $          91,000
                             ================  =================  =================  =================


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

     Based on quoted market prices, the fair value of the First Mortgage Notes as of September 30, 2001 was approximately $37,846,000 (as compared with a carrying value of $53,807,458). The carrying value of notes payable, capital leases and notes receivable approximates fair value. These obligations provide for variable rate interest. The carrying value of accounts receivable and accounts payable approximates fair value due to their short maturities.


7.   SEGMENT  INFORMATION:

     The Company has identified three reportable segments, based on geographical considerations: Puerto Rico, Dominican Republic and Colombia. The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on profit or loss before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses. The following presents the segment information for the nine and three months ended September 30, 2001 and 2000 (in thousands).

                                 PUERTO     DOMINICAN
2001 - NINE MONTHS                RICO      REPUBLIC    COLOMBIA    PANAMA    URUGUAY     TOTAL
                                --------   ----------  ---------  ---------  ---------  --------
Commissions on wagering         $ 34,726   $   2,448   $   1,408   $     -   $      -   $ 38,582
Total revenues                    36,017       3,536       1,240         -          6     40,799
Financial expenses                 6,977          11         267         -          8      7,263
Depreciation and amortization      2,360         291         257         -          -      2,908
Earnings (Loss) before income                                                                  -
  taxes and minority interest    (11,151)       (620)     (2,052)        -       (678)   (14,501)
Capital improvements (net)           622         259        (172)        -      3,800      4,509
Total assets                      58,929       2,187       3,008         -      3,800     67,924

2000 - NINE MONTHS
Commissions on wagering         $ 37,948   $   2,445   $   1,015   $ 6,497   $      -   $ 47,905
Total revenues                    39,717       3,083       1,179     6,908          -     50,887
Financial expenses                 6,687          22         236       463          -      7,408
Depreciation and amortization      1,935         262         155       466          -      2,818
Earnings (Loss) before income                                                                  -
  taxes and minority interest     (3,501)       (687)     (1,840)       82          -     (5,946)
Capital improvements (net)         2,910         100        (886)      223          -      2,347
Total assets                      55,618       1,989       4,523     9,554          -     71,684

2001 - QUARTER
Commissions on wagering         $ 10,649   $     692   $     466   $     -   $      -   $ 11,807
Total revenues                    11,406       1,157         424         -          -     12,987
Financial expenses                 2,126         (94)        (60)        -          -      1,972
Depreciation and amortization        816         112          89         -          -      1,017
Earnings (Loss) before income                                                                  -
  taxes and minority interest     (4,212)        (63)       (264)        -        (15)    (4,554)
Capital improvements (net)           211          96        (158)        -      3,800      3,949

2000 - QUARTER
Commissions on wagering         $ 12,332   $     828   $     285   $ 2,033   $      -   $ 15,478
Total revenues                    12,958       1,042         340     2,109          -     16,449
Financial expenses                 2,265           7          76       157          -      2,505
Depreciation and amortization        609          91          46       157          -        903
Earnings (Loss) before income                                                                  -
  taxes and minority interest     (2,207)       (269)       (512)     (150)         -     (3,138)
Capital improvements (net)         1,621          56        (139)       50          -      1,588


8.   LEGAL  PROCEEDINGS:

     The Company had a case in arbitration at the American Arbitration Association in defense of and against Autotote, involving all the racetracks in which Equus has an ownership interest. Autotote filed a claim against El Comandante for unpaid service fees of $186,415 plus interest. El Comandante agreed to pay this amount but filed a counterclaim against Autotote.

     On July 27, 2001 and November 21, 2001 American Arbitration Association rendered its award decision. The following is a summary of the awards by racetrack:

     EL COMANDANTE, PUERTO RICO

          1. El Comandante is to pay Autotote the principal amount of $355,496 in unpaid service fees together with interest of $32,051, accrued through April 1, 2001.

          2. El Comandante shall reimburse Autotote for costs incurred of $132,500.

          3. As of September 30, 2001, the outstanding principal balance was $587,501 and accrued interest was $18,237.68.

     EQUUS  -  COMUNEROS

          1. Equus-Comuneros is to pay Autotote the principal amount of $584,262 in unpaid service fees as of April 23, 2001, together with interest of $251,386 accrued through September 30, 2001.

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

          4. The parties shall bear equally the costs of arbitration which amount to $44,903 each. Any excess funds on deposit shall be reimbursed to the paying parties in equal amounts.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF  OPERATIONS

     The Company's operations consist principally of its interests in thoroughbred horse race tracks in three countries, each of which is owned and/or operated by a subsidiary: (i) El Comandante in Puerto Rico, owned by Housing Development Associates S.E. ("HDA") and operated since January 1, 1998 by El Comandante Management Company, LLC ("ECMC"), (ii) V Centenario in the Dominican Republic, operated since April 1995 by Galapagos S.A., ("Galapagos") and (iii) Los Comuneros in Medellin, Colombia, owned and operated since early 1999 by Equus Comuneros, S.A. ("Equus-Comuneros").

     The following discussion compares the results of operations of the Company for three and nine months ended September 30, 2001 with the results for the three and nine months ended September 30, 2000.


                              RESULTS OF OPERATIONS

  QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO QUARTER AND NINE
  -----------------------------------------------------------------------------
                         MONTHS ENDED SEPTEMBER 30, 2000
                         -------------------------------

REVENUES

     Consolidated Revenues decreased in the second quarter of 2001 by $3,796,000, or (22.6%), as compared to the same quarter in 2000. During the nine months ended September 30, 2001, revenues decreased $10,088,000, (19.8%), from the same period in 2000. This decrease was primarily attributable to the decrease in commissions at El Comandante, as explained below, and the loss of revenues from lottery services at Galapagos, as explained below.

     COMMISSIONS ON WAGERING

     Commissions on wagering decreased by $3,670,000, (23.7%) to $11,807,000 for the second quarter ended September 30, 2001 as compared to $15,477,000 in the second quarter of 2000. During the nine months ended September 30, 2001, commissions on wagering decreased $9,324,000, (19.5%), to $38,582,000 from $47,906,000 in the same period for 2000. The decrease in commissions was attributable to the following operations: El Comandante $(3,222,000) and Panama $(6,497,000). However, the Colombia and Dominican Republic operations reflect an increase of $393,000 and $3,000 respectively.

     During contract negotiations in January 2000, the Puerto Rico horse owners cancelled their prior approval of simulcast of live races from Puerto Rico to the Dominican Republic. In February the Racing Board reversed this action. This cancellation had an adverse economic impact on commissions on wagering in the Dominican Republic and Puerto Rico for the three months ended March 31, 2000.

     PUERTO RICO. Commissions on wagering at El Comandante decreased $1,683,000, (13.6%), to $10,649,000 in the second quarter of 2001 as compared to $12,332,000 in the second quarter of 2000. During the nine months ended September 30, 2001, commissions on wagering decreased $3,222,000, (8.5%), to $34,726,000 as compared to $37,948,000 for the nine months ended September 30, 2000. The decrease in commissions was attributable to:

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


     PANAMA.   On October 9, 2001, the Company entered into a stock purchase agreement whereby in exchange for release from all liabilities, related to the operation of Equus Entertainment de Panama, the Company gave to its minority partner, Wall Street Securities, its 204,000 shares of common stock which represented 51% of the total issued and outstanding shares of Equus Entertainment de Panama, Therefore, no revenues are reflected in 2001.

     DOMINICAN REPUBLIC.   Commissions on wagering at V Centenario ("Galapagos")
decreased by $136,000 (16.4%) to $692,000 in the second quarter of 2001 as compared to $828,000 in the second quarter of 2000. During the nine months ended September 30, 2001, commissions on wagering increased $3,000, (.1%), to $2,448,000 as compared to $2,445,000 for the nine months ended September 30, 2000. The increase was primarily attributable to:

     (a) The fact that for the first 1 1/2 months of 2000 there was no simulcasting from El Comandante race track.

     (b) During the first six (6) months of 2000, commissions earned were shared equally with the horse owners. This practice was discontinued effective July 1, 2000.

     COLOMBIA.   Commissions on wagering at Comuneros S.A. increased by $181,000
(63.5%) to $466,000 in the second quarter of 2001 as compared to $285,000 in the second quarter of 2000. During the nine months ended September 30, 2001, commissions on wagering increased $393,000, (38.7%), to $1,408,000 as compared to $1,015,000 for the nine months ended September 30, 2000. This increase was primarily attributable to fifty-nine (59) additional race days for the nine months ended September 30, 2001.

     NET REVENUES FROM LOTTERY SERVICES

     Net revenues from lottery services by Galapagos in the Dominican Republic for the nine months ended September 30, 2001 decreased by $170,000 (100%) as compared to the same period in 2000.

     Since June 30, 2000, Autotote has provided services directly to the Lottery Operations [Dominican International Electronic Lottery, Inc. (LEIDSA)] and refused to pay Galapagos service fees under its service contract. The Company has filed suit in Federal Court in Puerto Rico and has concluded arbitration. See Note 8, "Legal Proceedings".

     OTHER REVENUES

     Other revenues during the three and the nine months ended September 30, 2001 increased by $54,000 (4.8%) and by $736,000 (28.0%), respectively, as compared to the same period in 2000.


EXPENSES

     For the reasons set forth below, total expenses during the three and nine months ended September 30, 2001 decreased by $3,459,000, (16.5%) and by $1,531,000 (2.7%), respectively, as compared to the same period in 2000.

     PAYMENTS TO HORSE OWNERS

     Payments of purses to horse owners during the three and the nine months ended September 30, 2001 decreased by $2,588,000 (29.0%) and by $2,384,000
(10.3%), respectively, as compared to the same period in 2000. This was essentially due to the provisions of the respective horse owner contracts and/or Government Racing Board orders that provided additional payments to horse owners from sources other than purses.

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


     FINANCIAL EXPENSES

     Financial expenses for the three and the nine months ended September 30, 2001 decreased by $534,000 (21.3%) and by $144,000 (1.9%), respectively, as compared to the same period in 2000. This increase is primarily attributable to interest and late charges owed by ECMC on the delinquent excise taxes. See Part II, Item I, "Legal Proceedings".

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses for the three and the nine months ended September 30, 2001 increased by $113,000, 12.5% and by $89,000, 3.2%, respectively, as compared to the same period in 2000, which is primarily due to additions of capital improvements at El Comandante as well as an increased monthly provision in 2001 which more accurately reflects the true expense.

     OTHER EXPENSES

     Other expenses for the three and the nine months ended September 30, 2001 decreased by $450,000 (5.2%) and increased by $908,000 (3.9%), respectively, as compared to the same period in 2000. This increase is primarily attributable to new: operations, including additional expenses relating to the SSI and the VSAT system, satellite related expenses which have yet to be recovered through revenues, severance payments and horse owners contract expenses incurred by El Comandante and additional professional fees incurred by Equus Entertainment Corporation (see tables below).

                                     OTHER EXPENSES BY COUNTRY
        INCREASE (DECREASE) FOR THREE MONTHS ENDED SEPTEMBER 30, 2001 WHEN COMPARED WITH 2000

                 Salaries, wages    Operating     General and      Marketing , TV   Net (decrease)
Country           and benefits      expenses     administrative    and satellite       increase
---------------------------------------------------------------------------------------------------

Puerto Rico:    $         (4,000)  $  444,000   $       598,000   $       (93,000)  $      945,000
Dominican Rep.            15,000      (35,000)            4,000           (39,000)         (55,000)
Panama                  (479,000)    (585,000)         (144,000)          (96,000)      (1,304,000)
Colombia                  (3,000)    (312,000)          331,000           (66,000)         (50,000)
Uruguay                        -       13,000             1,000                 -           14,000
                -----------------------------------------------------------------------------------
                $       (471,000)  $ (475,000)  $       790,000   $      (294,000)  $     (450,000)
                ===================================================================================

                                      OTHER EXPENSES BY COUNTRY
         INCREASE (DECREASE) FOR NINE MONTHS ENDED SEPTEMBER 30, 2001 WHEN COMPARED WITH 2000

                 Salaries, wages    Operating      General and      Marketing , TV   Net (decrease)
Country           and benefits       expenses     administrative    and satellite       increase
----------------------------------------------------------------------------------------------------

Puerto Rico:    $        265,000   $ 1,588,000   $     1,207,000   $       609,000   $    3,669,000
Dominican Rep.            19,000       274,000            (8,000)          (24,000)         261,000
Panama                (1,388,000)   (1,774,000)         (405,000)         (277,000)      (3,844,000)
Colombia                  (3,000)     (100,000)          251,000            (3,000)         145,000
Uruguay                        -       107,000           570,000                 -          677,000

                ------------------------------------------------------------------------------------
                $     (1,107,000)  $    95,000   $     1,615,000           305,000          908,000
                ====================================================================================

     SSI AND VSAT EXPENSES

     The increase in operating expenses and marketing/satellite expenses for the three and nine months ended September 30, 2001, as compared to the same period in 2000, are primarily due to the additional expenses for the planning, engineering and startup expenses on the wagering system (VSAT) and leased satellite time. The Company has not been able to recover these additional operating expenses since the new equipment is not yet in service.

PROVISION FOR INCOME TAXES

     The provision for income tax relates to deferred Puerto Rico income taxes.


MINORITY INTEREST

     The Company's minority interest is attributed to the income and losses allocable to the minority partners of HDA, Galapagos and Equus-Comuneros. Since the accumulated losses of Galapagos allocable to minority partners exceeded their investment, for the nine months ended September 30, 2001, the Company did not recognize minority interest losses of Galapagos of $279,182 and $309,058, respectively. During 2001: (i) if and while Galapagos continues incurring losses, no minority interest in Galapagos' net losses will be recognized, and
(ii) if Galapagos generates profits, no minority interest in Galapagos' net income will be recognized up to $2,125,964.

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

     The following is a discussion of the liquidity and capital resources of the Company, including HDA and its subsidiary ECMC, as well as the Company's other subsidiaries ABN and SSI. Net cash flow from foreign subsidiaries of the Company (Equus Comuneros, S.A., and Galapagos, S.A) did not materially affect the consolidated cash flow of the Company for the three and nine months ended September 30, 2001 and these activities are not discussed herein.

     LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY (AND ITS CONSOLIDATED SUBSIDIARIES)

     Cash and cash equivalents of the Company and its consolidated subsidiaries increased by approximately $147 thousand during the quarter ended September 30, 2001. The Company has historically met its liquidity requirements principally from cash flow generated by (i) the operations of El Comandante Race Track in Puerto Rico and (ii) short-term loans and capital leases for acquisition of new equipment.

     During the three and nine months ended September 30, 2001, the principal uses of cash by the Company and its consolidated subsidiaries for its financing and investing activities were as follows:

     (i) Payment January 2, 2001 of interest on First Mortgage Notes due December 14, 2000 of $3.7 million.

     (ii) Payments on capital leases for equipment used in the Company's operations.

    (iii) Capital improvements and acquisition of equipment.

     (iv) Payments of financial obligations.

     (v)  Weekly payment of delinquent excise taxes pursuant to Agreement.

     (vi) Weekly payment of delinquent patente taxes pursuant to Agreement.


For the remainder of the year 2001 projected uses of cash for the Company's activities are:

     (i) Interest payments of $3.6 million on the First Mortgage Notes due December 15, 2001, (remains unpaid).

     (ii) Additional investments in ABN for its Colombian operations.

     (iii) Additional investments in SSI, principally for the payment of satellite time contracted from a third party.

     (iv) Redemption of First Mortgage Notes of $3,454,000 due December 15, 2001, (remains unpaid).

     (v) Weekly payment of delinquent excise taxes pursuant to Agreement, $1.3 million, from July 1, 2001 through December 31, 2001.

     (vi) Weekly payment of delinquent volume of business taxes pursuant to Agreement, $1.3 million from August 1, 2001 through December 31, 2001.

     (vii) Monthly payment of prior arrearages owed to Puerto Rico Telephone Company pursuant to Agreement, $211 thousand from August 30, 2001, through December 31, 2001.

     INVESTMENTS  IN  TELECOMMUNICATIONS  EQUIPMENT  AND  MARKET  EXPANSION

     The Company plans to install over the next twelve (12) months 1,000 VSAT (video and data communication) units for OTB agencies in all operations. The communications up-link satellite control center (the "Hub") installation is complete and operational. SSI will be the service provider for all telecommunications and satellite usage by the Company's affiliates. The estimated $12 million capital investment in the VSAT expansion for which financing is sought is expected to be recovered over a five-year period from the new VSAT units.

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

           YEAR  ENDING      NET  AMOUNT
           DECEMBER 31,     (FACE VALUE)
          -------------     ------------

              2001           $     3,454
              2002                10,200
              2003                40,800
                            ------------
                                 $54,454
                            ============

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

     GOVERNMENT  MATTERS.   El Comandante is required to pay the Government of
Puerto Rico various taxes on wagering placed on thoroughbred horse races held at or simulcasted by El Comandante (Puerto Rico). The taxes on wagering are required to be remitted to the Department of the Treasury of Puerto Rico within
two (2) days of the date wagers are placed.   El Comandante failed to remit tax
payments totaling $9,949,182 from October 16, 2000 to February 7, 2001.

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

     On August 18, 2001, ECMC executed a Closing Agreement (the "Agreement") with the Municipality of Canovanas whereby ECMC settled a long-standing dispute over the payment of the Volume of Business Tax assessed by the municipality.

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
                  ===========  ===========  ========

     Prior to settlement, the Company had accrued a total liability of $838,396 as of June 30, 2001. On June 30, 2001, the Company recorded additional penalties and interest of $101,054.

     The terms of the Agreement are as follows:

     1. For period August 1, 2001 through January 31, 2003, ECMC will pay the Municipality of Canovanas $5,000 per week.

     2. At the end of this eighteen (18) month period, the Municipality can request full payment of the remaining balance, $559,450, or renegotiate a final twelve (12) month payoff of the balance.

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

     On April 2, 2001, the House of Representatives of the Commonwealth of Puerto Rico passed a resolution ordering an investigation of the operations of El Comandante (Puerto Rico) with emphasis on the mechanisms of physical and financial administration and the debts owed to the Department of the Treasury of Puerto Rico and to the members of the Horse Owners' Confederation.

     As of June 12, 2002, all requested information had been submitted by ECMC. The investigation has been completed, but as of this date, the House of Representatives has not issued their report or otherwise disclosed their findings.

     As of September 30, 2001, Equus Comuneros owed the Colombian Tax and National Customs Administration approximately $837,373, including interest, for withholding at source tax. Management has recently met with the Government to settle the amount outstanding. The plan proposed to the government is as follows.

     1.   Five (5) year amortization of 10%, 15%, 25% and 30%, respectively.

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

     As of September 30, 2001, Equus Comuneros owed the Colombian Tax and National Customs Administration approximately $837,373, including interest, for withholding at source tax. Management has recently met with the Government to settle the amount outstanding. The plan proposed to the government is as follows.

     1.   Five (5) year amortization of 10%, 15%, 25% and 30%, respectively.

     2. The Government is requesting a down payment, which is currently being negotiated.

     On August 18, 2001, ECMC executed a Closing Agreement (the "Agreement") with the Municipality of Canovanas whereby ECMC settled a long-standing dispute over the payment of the Volume of Business Tax assessed by the municipality.

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
                  ===========  ===========  ========

     Prior to settlement, the Company had accrued total liabilities of $838,396. On June 30, 2001, the Company recorded additional penalties and interest of $101,054.

     The terms of the Agreement are as follows:

     1. For period August 1, 2001 through January 31, 2003, ECMC will pay the Municipality of Canovanas $5,000 per week.

     2. At the end of this eighteen (18) month period, the Municipality can request full payment of the remaining balance, $559,450, or renegotiate a final twelve (12) month payoff of the balance.

     3. Should ECMC default at any time on the agreed payment terms, the Municipality may declare the entire remaining balance due.

     4. To guarantee the timely payments of the amounts due, ECMC has provided to the Municipality two (2) payments bonds in the amount of $503,732 and $94,886, respectively.

     As of June 12, 2002, the terms and conditions of the Agreement have been met by ECMC.


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

          3. As of September 30, 2001, the outstanding principal balance was $587,501 and accrued interest was $18,237.

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
                  ===========  ===========  ========

     Prior to settlement, the Company had accrued as of June 30, 2001 a total liability of $838,396 due for municipal taxes and other charges. On June 30, 2001, the Company recorded additional penalties and interest of $101,054.

     The terms of the Agreement are as follows:

     1. For period August 1, 2001 through January 31, 2003, ECMC will pay the Municipality of Canovanas $5,000 per week.

     2. At the end of this eighteen (18) month period, the Municipality can decide whether to request full payment of the remaining balance, $559,450, or renegotiate a final twelve (12) month payoff of said balance.

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


                                             Equus Gaming Company L.P.
                                          -----------------------------------
                                                 (Registrant)


                                          By:  Equus Management Company
                                               Managing General Partner



June 21, 2002                             /s/  Thomas B. Wilson
-------------------                       -----------------------------------
                                          President, Chief Executive Officer,
                                            Director and Acting Chief
                                            Financial Officer



June 21, 2002                             /s/ James J. Wilson
------------------                        -----------------------------------
                                          Co-Chairman