Form 10-K
period 2001-12-31
EQUUS GAMING CO LP
filed 2002-07-16
CIK 928423

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  YEAR  ENDED DECEMBER 31, 2001         COMMISSION FILE NUMBER 000-25306

                            EQUUS GAMING COMPANY L.P.
                            -------------------------
             (Exact name of registrant as specified in its charter)

               Virginia                                54-1719877
     -------------------------------               ------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

                            El Comandante Race Track
                            Main Building First Floor
                              65th Infantry Avenue
                                Rd. 3, Km. 15.3
                              Canovanas, PR 00729
                              --------------------
              (Address of Principal Executive Offices and Zip Code)

Registrant's telephone number, including area code: (787) 641-5844

Securities registered pursuant to Section 12(b) of the Act: Not applicable

Securities registered pursuant to Section 12(g) of the Act:

TITLE OF EACH CLASS                     NAME OF EXCHANGE ON WHICH REGISTERED

Class A Units representing assignment   NASDAQ  Small Cap Market System
benefit ownership of Class A limited    ("Nasdaq/SCMS") partnership interest
and evidenced by                        in January 2001 the Company was delisted
beneficial assignment                   from the NASDAQ Stock Market.
certificates ("Units")

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes   [X]   No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of June 12, 2002, the aggregate market value of 3,087,892 Units held by non-affiliates of the registrant was $247,031.

Documents  Incorporated  By  Reference:  Not  Applicable

                            EQUUS GAMING COMPANY L.P.

                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----

                                     PART I
Item 1.   Business                                                                3
Item 2.   Properties                                                              8
Item 3.   Legal Proceedings                                                       9
Item 4.   Submission of Matters to a Vote of Security Holders                    12


                                    PART II

Item 5.   Market for Registrant's Class A Units and Related Unitholders Matters  13
Item 6.   Selected Financial and Operating Data                                  13
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                        15
Item 8.   Financial Statements and Supplementary Data                            26
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                               61


                                    PART III

Item 10.  Directors and Executive Officers of the Company and EMC                62
Item 11.  Executive Compensation                                                 64
Item 12.  Security Ownership of Certain Unitholders and Management               65
Item 13.  Certain Relationships and Related Transactions                         66


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K        67

                                     PART I

ITEM  1.  BUSINESS

GENERAL

     Equus Gaming Company L.P. (the "Company"), a Virginia limited partnership, is engaged in thoroughbred racing, wagering and other gaming businesses in the Caribbean and South America. Through its subsidiaries, the Company operates three racetracks and manages an off-track betting (OTB) system in the various countries where the Company operates. Equus Management Company ("EMC") is the general partner of the Company.

     The Company has a 99% interest in Housing Development Associates S.E. ("HDA"), the owner of El Comandante Racetrack ("El Comandante"), the only licensed thoroughbred racing facility in Puerto Rico. El Comandante has operated since January 1, 1998 as a wholly-owned subsidiary of HDA, El Comandante Management Company, LLC ("ECMC").

     The Company has a 55% interest in Galapagos, S.A. ("Galapagos"), the operator since April, 1995 of V Centenario Race Track in the Dominican Republic ("V Centenario"). The racetrack is government owned and operated by the Company's subsidiary under a long-term license contract.

     On October 9, 2001, Equus Entertainment de Panama was restructured whereby the Company sold its controlling interest and purchased preferred stock as of September 30,2001. See "Notes to Consolidated Financial Statements".

     The Company also had a controlling 100% interest in Equus-Uruguay, S.A., which was awarded exclusive rights by the government of Uruguay to operate the Maronas racetrack in Montevideo and an off-track betting agency network together with the right to operate up to 5,000 slot machines in 5 locations. The necessary restoration of the racetrack would, in management's opinion, require an initial investment of $12 million -. Efforts to raise the $12 million by the due date were unsuccessful. Consequently, the concession expired on March 31, 2001 and the company's bid bond in the amount of $500,000 was forfeited and thus expensed during the period ended March 31, 2001. Subsequently, the concession was awarded to another operator in the fourth quarter of year 2001, which resulted in the Company writing off of its entire investment at December 31, 2001.

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

     In 1999 the Company initiated a vertical integration process to consolidate its telecommunications needs into a centralized hub-and-spoke system based at El Comandante racetrack in Puerto Rico. During 2000 and 2001 the development of this system encountered significant technical obstacles, which necessitated redesigning of its architecture, reallocation of the equipment and ultimately, a strategic revision of the objectives for the system.

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

A.   PUERTO RICO OPERATIONS

     El Comandante is the leading racetrack in the Caribbean when measured in gross dollars wagered. Thoroughbred horse racing has been conducted continuously at El Comandante since 1976 and at a predecessor facility since 1957. Races are currently run 52 weeks per year, generally five days per week (Monday, Wednesday, Friday, Saturday and Sunday). Wagering is conducted through facilities at the racetrack and at independently-owned OTB agencies that are linked via on-line computers to El Comandante. During 2001, there were approximately 608 OTB agencies in operation.

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

     ECMC has a new contract effective July 1, 2000 with the Puerto Rico Horse Owners Confederation requiring that horse owners supply sufficient horses to conduct racing operations in accordance with the racing program approved by the Puerto Rico Racing Board, which stipulates a minimum of forty (40) races per week. The contract obligates ECMC to provide stables and related facilities. The contract, which establishes the amount to be paid to horse owners as purses and other economic terms and its amendment of March 16, 2001 expires on December 31, 2010.


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

     EMPLOYEES. ECMC had approximately 178 employees as of December 31, 2001. There were 45 employees working in the mutuel, print shop, racing closed circuit television and help desk departments covered by a collective bargaining agreement between ECMC and El Comandante Racetrack Employees Union, which expired August 23, 1998 and was renewed in January 15, 2001 for a three-year period; 75 employees performing building and premises maintenance services covered by a collective bargaining agreement between ECMC and the General Workers Union, which began March 1, 2000, for a three year period. There were 58 employees working in administrative positions. All the security guards positions were eliminated at the end of 1999 and an outsourcing agreement for security services was signed between ECMC and Ranger American of Puerto Rico for a period of one year, with yearly renewable options, which have since been exercised, commencing in January 2000.


B.   DOMINICAN REPUBLIC OPERATIONS

     In 1995, Galapagos was selected by the Dominican Republic Racing Commission to operate the government-owned V Centenario racetrack in Santo Domingo pursuant to a ten-year agreement ending April 2005. The contract may be renewed for additional ten-year periods by mutual agreement of the parties. The contract also provides Galapagos with the right to develop off-track betting in the Dominican Republic and the exclusive right to simulcast live horse races from other countries into the Dominican Republic. During the year 2000 Galapagos requested negotiations with the National Racing Commission to extend their contract for an additional 10-year period. As of June 12, 2002, no negotiations have taken place.

     At December 31, 2001 there were approximately 232 installed and 175 operating OTB agencies in the Dominican Republic. The OTB system in the Dominican Republic has been negatively impacted by the inability to obtain dependable broadcasting of live races by commercial television with broad island-wide penetration.

     Currently, live racing is conducted three days per week with a six-race card. Full card wagering on simulcast races from El Comandante is offered five days a week. During the first quarter of 2001, the Company presented to the Dominican Republic government a legislative proposal to reduce taxes by avoiding double taxation in the Dominican Republic and Puerto Rico on winning tickets. The proposed legislation also provides for economic and investment incentives to further improve the racing program and betting options, increase the pool of horses and upgrade video transmission. As of June 12, 2002, this legislation has not been enacted but the Company's efforts continue.

     In 2001, Galapagos S.A. applied and received from the Government a sports book license. If developed, it would be an added source of revenue for the Company.

     LOTTERY. Galapagos had a five-year contract with a private operator (Autotote) to provide the wagering distribution system for a government-sponsored electronic lottery, which commenced on November 1, 1997.

Lottery games were sold at OTB agencies selected by Galapagos and at agencies selected by the lottery operator. Galapagos' commissions (net of fees paid to a third party) were 1% of gross lottery sales at lottery agencies and 2% of gross lottery sales at OTB agencies. In addition, the lottery operator paid Galapagos a monthly fee for each OTB agency that sells lottery games as reimbursement for a 50% share of telephone line costs. Galapagos also selects the lottery agencies to take Pick 6 pool wagers on Galapagos' live and simulcast races.

     In June 2000 Autotote unilaterally discontinued using the Company's wagering distribution system and entered into a private agreement with the service provider. The Company then initiated arbitration proceedings against the operator and on November 21, 2001 the American Arbitration Association rendered its final award as follows:

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

          6. Awards will be offset and the net amount owed to Galapagos of approximately $600,000 will accrue interest at seven (7) percent until paid. See Note, 3. "Legal Proceedings".


     COMPETITION. Galapagos faces competition from other forms of gambling in the Dominican Republic. The Dominican Republic Government operates a ticket lottery and an electronic lottery throughout the country. The electronic lottery which commenced operations in November 1997 has steadily increased its share of the gaming market. Lottery wagering shows strong cyclical patterns directly linked to the amount accumulated in the jackpot. The lottery which carried jackpot prizes exceeding US$6 million on two Saturdays in 2000 decreased the betting handle on the best racing day of the week. The pick-6 wager represents roughly 40% of betting handle. There are approximately 3,000 independent sports betting agencies in the Dominican Republic. There were approximately 153 OTB agencies at December 31, 2001. Wagering on baseball is particularly popular. Wagering on cock fighting is both legal and popular in the Dominican Republic. Casino gaming is permitted at hotels with a minimum of 100 rooms and there are 25 licensed casinos in operation. Galapagos also faces competition from illegal gambling.

     EMPLOYEES. Galapagos had 117 employees at December 31, 2001. Galapagos has no agreements with unions and has not experienced any work stoppage or material labor difficulties.


C.   COLOMBIA OPERATIONS

     Since the beginning of 1999, Equus-Comuneros has owned and operated Los Comuneros Racetrack in Medellin, Colombia. Prior to the Company's involvement in these operations, Los Comuneros hosted one live meet per week with an average handle of approximately $100,000, and employed an OTB system with a limited number of sites and technology. During 2001 Los Comuneros operated approximately 150 OTB agencies. Wagering revenues from those agencies was minimal due to limitations in the number of live races and a lack of simulcast races from other countries.

     In December 2000 the Racing Board approved more live races and simulcasting from other countries. In 2000, the Company entered into a totalisator agreement with United Tote for state-of-the-art terminals that is expected to increase significantly OTB agency betting. During 2001, Equus-Comuneros had 135 more race days than in year 2000.

     The OTB agency network operated by ABN, a wholly owned Puerto Rican subsidiary of the Company, will be equipped with improved satellite video and data communication equipment with the capacity to service major cities in Colombia. As of December 31, 2001, approximately 104 ABN antennas were installed in Colombia.

     In mid 2001, ABN applied to the Government for a sports betting license, which if granted could have a material impact on future earnings. As of June 12, 2002 the application is still in process; however, ABN has received verbal approval from the city of Medellin.

     COMPETITION. Equus-Comuneros faces competition from other forms of legalized gambling in Colombia, including a lottery system.

     EMPLOYEES. At December 31, 2001 Equus-Comuneros had 64 employees. On race days there are an additional 51 employees operating the betting system.


D.   SATELLITE SERVICES INTERNATIONAL, INC. ("SSI")

     SSI, a wholly owned subsidiary of Equus Gaming Company L.P., will provide up-link services, satellite time (contracted through a third party), and lease video and data telecommunications equipment to transmit (or simulcast) live races between the Company's racetracks and the OTB agencies. SSI will receive a percentage of wagering handle on simulcast faces throughout the Equus network.

     The main asset of SSI is the VSAT System consisting of a hub, satellite channel and remote VSAT's in each jurisdiction where the Company has pari-mutuel wagering. Upon completion, the integrated system will be more efficient and reliable than the terrestrial telephone lines currently utilized.

     As of December 31, 2001, the physical assets of SSI consisted of the following:

     (i)   Hub Master Earth Station in San Juan, Puerto Rico

     (ii)  Satellite Uplink Stations in San Juan, Puerto Rico

     (iii) VSAT and video telecommunications equipment for 930 OTB sites in Puerto Rico, Colombia, Dominican Republic and Panama.


     In addition to providing video and data transmission services for pari-mutuel wagering, the VSAT System will offer data transmission services to closed user communities that rely on interactive broadband applications independent from terrestrial lines such as "pay at the pump" gasoline stations, pharmacy prescription networks and lottery sales.


E.   AGENCY BETTING NETWORK, INC. ("ABN")

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

     EL COMANDANTE. HDA is the owner of El Comandante, situated on a 257-acre parcel of land in Canovanas, Puerto Rico, approximately 12 miles east of San Juan. El Comandante properties include the following:

     a. A building consisting of a six-level grandstand and clubhouse with seating for over 10,000 and a total capacity in excess of 25,000, including glass-enclosed, air-conditioned dining room with seating capacity for over 1,400;

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

     On July 27 and November 21, 2001, American Arbitration Association rendered its award decisions. The following is a summary of the awards by racetrack:

     EL  COMANDANTE,  PUERTO  RICO

          1. El Comandante is to pay Autotote the principal amount of $355,496 in unpaid service fees together with interest of $32,051, accrued through April 1, 2001.

          2. El Comandante shall reimburse Autotote for costs incurred of $132,500.

          3. As of December 31, 2001, the outstanding principal balance was $761,415 and accrued interest was $501.


     EQUUS - PANAMA

          1. Equus - Panama is to pay Autotote the principal amount of $250,474 in unpaid service fees together with interest of $45,233 accrued through June 30, 2001.

          2. Equus-Panama shall reimburse Autotote for costs incurred of $25,000.

          On October 9, 2001, the Company sold its common stock and purchased 3,000 shares of preferred stock and at the same time was released from any further liability under the Autotote Equus-Panama Arbitration Award.

     EQUUS - COMUNEROS

          1. Equus-Comuneros is to pay Autotote the principal amount of $584,262 in unpaid service fees as of April 23, 2001, together with interest of $218,059 accrued through December 31, 2001.

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

     As of June 12, 2002, the parties are negotiating a settlement within the terms of the arbitration awards.

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
                ===========  ===========  ========

     Prior to settlement, the Company had accrued as of June 30, 2001 as a liability a total of $838,396 due for municipal taxes and other charges. On June 30, 2001, the Company recorded additional penalties and interest of $101,054.

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

     3. To guarantee timely payments of the amounts due, ECMC has provided to the Municipality two (2) payments bonds in the amount of $503,732 and $94,886, respectively.


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

                                    PART II

ITEM  5.  MARKET  FOR  REGISTRANT'S  UNITS  AND  RELATED  UNITHOLDER  MATTERS

     The Units, which represent the assignment of beneficial ownership of the Company's Class A limited partnership interests, have been listed and traded on Nasdaq National Market System since February 7, 1995 and, effective December 8, 1998, on NASDAQ Small Cap Market System. The following table sets forth, for the periods indicated, the high and low sales prices per Unit, as reported by the NASDAQ Stock Market, and cash distributions paid to Unitholders during these periods. In January 2001 the Company was delisted from the Nasdaq Stock Market.

                   CASH DISTRIBUTIONS          PRICE RANGE OF UNITS
              ----------------------------  ----------------------------
                 TOTAL          PER UNIT        HIGH           LOW
              -------------  -------------  -------------  -------------
2001 QUARTER
  Fourth                  -              -          0.220          0.110
  Third                   -              -          0.080          0.200
  Second                  -              -          1.050          0.410
  First                   -              -          1.000          0.530

2000 QUARTER
  Fourth                  -              -          1.375          0.813
  Third                   -              -          1.500          0.875
  Second                  -              -          1.375          0.875
  First                   -              -          1.437          1.000

     On June 12, 2002, the closing sale price of Units was $0.08 as reported on NASDAQ. As of June 12, 2002, there were 14,389,824 Units outstanding and approximately 209 Unitholders of record. Of the units outstanding, 3,082,892 have not been registered under the Securities Exchange Act of 1934, and therefore, cannot be traded.

     The Company does not expect to make cash distributions to its Unitholders in the foreseeable future. The Company's principal source of cash has been distributions from HDA. The trust indenture related to the First Mortgage Notes limits distributions by HDA to the Company to approximately 48% of HDA's consolidated net income. It allows additional cash distributions only if certain debt coverage ratios are met. To date these ratios have not been achieved, nor is it likely they will be in 2002.


ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

     The following table sets forth selected financial data for the Company.
The historical income statement and balance sheet data for periods prior to 2001 are derived from audited, consolidated financial statements of the Company. As a result of the disruption within Arthur Andersen LLP caused by the Government recent indictment, the Company's consolidated financial statements are unaudited
for the year 2001.    This information should be read in conjunction with, and
is qualified in its entirety by, the consolidated financial statements of the Company and related notes (see Item 8) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (see Item 7).

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                              -----------------------------------------------------
                                                                  HISTORICAL(1)                      PROFORMA
                                              -----------------------------------------------------
                                                2001       2000       1999       1998       1997      1997(2)
                                              ---------  ---------  ---------  ---------  ---------  ---------
EARNINGS STATEMENT DATA:
--------------------------------------------
Revenues:
  Commissions on wagering                     $ 51,561   $ 64,387   $ 66,744   $ 52,529   $  4,619   $ 59,512
  Net revenues from lottery services                 -        168        546        656         88         88
  Income from insurance settlement                   -          -          -     12,856          -          -
  Rental income(3)                                   -          -          -          -     13,720
  Gain from sale of assets                           -        180          -          -      4,669      4,669
  Loss on valuation of investments              (3,089)
  Loss on sale of investments                   (1,149)         -          -          -          -
  Loss on write-off of investments              (4,422)         -          -          -          -
  Other Revenues                                 8,442      3,857      4,035      2,931      1,487      3,949
                                              ---------  ---------  ---------  ---------  ---------  ---------
                                                51,343     68,592     71,325     68,972     24,583     68,218
Payments to horseowners                         28,820     31,146     32,697     25,996      2,309     29,669
Other expenses                                  30,997     35,252     29,954     27,617      6,460     23,558
                                              ---------  ---------  ---------  ---------  ---------  ---------
                                                (8,474)     2,194      8,674     15,359     15,814     14,991
Financial expenses                               9,355     10,473      8,480      9,109      8,735      9,013
Depreciation and amortization                    3,986      4,261      3,594      3,756      2,368      3,303
Impairment loss on El Comandante
  intangible                                         -          -          -      3,136          -          -
                                              ---------  ---------  ---------  ---------  ---------  ---------
                                               (21,815)   (12,540)    (3,400)      (642)     4,711      2,675
Provision for income taxes                         144        620        742      1,110      1,028        505
Minority interest in (losses) earnings)(4)      (1,166)    (1,315)    (1,030)       228       (878)      (878)
Extraordinary income (loss)(5)                       -          -         22        167       (326)     1,558
Cumulative effect                                    -          -          -       (403)         -          -
                                              ---------  ---------  ---------  ---------  ---------  ---------
Net (loss) earnings                           $(20,793)  $(11,845)  $ (3,090)  $ (1,760)  $  2,479   $  2,850
                                              =========  =========  =========  =========  =========  =========
Net (loss) earnings per unit(6)                  (1.45)  $  (1.39)  $  (0.39)  $  (0.28)  $   0.39   $   0.45

                                                                    DECEMBER 31,
                                              -----------------------------------------------------
                                                 2001       2000       1999       1998       1997
                                              ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
--------------------------------------------
Cash and cash equivalents                     $  1,388   $  7,437   $  2,308   $  6,637   $    508
Race tracks property and
  equipment(7)                                  51,795     59,755     59,857     47,470     45,056
Deferred costs                                   2,726      4,010      4,992      5,375      6,316
Receivables from ECOC(3)                             -          -          -          -      3,106
Total assets                                    60,606     80,135     70,943     64,039     56,187
First Mortgage Notes and
  accrued interest                              57,409     57,584     53,834     56,512     63,681
Notes, bonds payable and
  capital lease obligations                      7,421     10,283     13,461      9,091      1,876
Total liabilities                               94,774    100,347     85,728     78,105     68,280
Partners' deficit                              (34,168)   (20,212)   (14,785)   (14,066)   (12,093)


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

(3)  Relates to rent paid by ECOC to HDA until December 31, 1997.

(4) Includes minority interest in losses of Galapagos and Equus-Comuneros net of the Company's minority interest in HDA's net earnings. For 2001, 2000, 1999 and 1998 the amount recognized as the minority interest in Galapagos' losses was limited to the minority partners' investment (see Note 1 to the Company's consolidated financial statements).

(5) Represents premium (discount) on the early redemption and the purchase in the open market of First Mortgage Notes and corresponding write-off of deferred financing costs and note discount. On a proforma basis in 1997, it also includes income from the cancellation of certain indebtedness of ECOC.

(6) Net (loss) earnings allocable to the units are based on an interest of approximately 99%. The remaining 1% is held by the Company's general partner. The per unit amount is calculated based on weighted average of Units outstanding since the distribution on February 6, 1995 of 8,505,398 in 2000, 7,796,191 in 1999, 6,342,606 in 1998, 6,333,617 in 1997 and 1996.

(7) Includes a step-up of $5,650,000, resulting from the issuance of Units by the Company for a 15% interest in HDA on March 8, 1995, net of related accumulated depreciation and reduced by a net write-off in 1998 of $919,580 in connection with damage caused by Hurricane Georges to El Comandante Race Track. The net book value of the asset resulting from the step-up at December 31, 2001, 2000, 1999, 1998, and 1997 was approximately $3,519,190,
     $3,669,520, $4,234,000, $3,970,180, and $5,097,000, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's results of operations are principally attributable to its interests in thoroughbred horse race tracks in three countries, each of which is owned and/or operated by a subsidiary: (i) El Comandante in Puerto Rico, owned by Housing Development Associates S.E. ("HDA") and operated since January 1, 1998 by El Comandante Management Company, LLC ("ECMC"), (ii) V Centenario in the Dominican Republic, operated since April 1995 by Galapagos S.A. and (iii) Los Comuneros in Medellin, Colombia, owned and operated since early 1999 by Equus Comuneros, S.A. ("Equus-Comuneros")



     The following discussion compares: (i) the results of operations of the Company for 2001 with the results for 2000 and (ii) the Company's consolidated
results of operations for 1999 with results for 1999.   Effective January 1,
1998 HDA terminated the lease agreement with El Comandante Operating Company, Inc. ("ECOC") and commenced operating El Comandante through ECMC, its wholly-owned subsidiary (the "Proforma Transaction"). As a result, the Company's historical results of operations for 1998 are not readily comparable with results of operations for 1997. Accordingly, the unaudited proforma results for 1997 have also been presented as if the Proforma Transaction had occurred on January 1, 1997 and the accounts of ECOC had been included in the Company's historical results of operations, after eliminating all intercompany transactions.

THE  COMPANY'S  RESULTS  OF  OPERATIONS

2001  COMPARED  TO  2000
------------------------


REVENUES

     Consolidated Revenues decreased by approximately , $17,250,000 or (25.1%), in 2001 to $51,342,000 from $68,592,000 in 2000. The majority of this decrease was due to the sale of the Company's investment in Panama and the corresponding deconsolidation for the year 2001.

     COMMISSIONS ON WAGERING

     Commissions on wagering decreased by approximately, $12,826,000 or (19.9%) in 2000 to $51,561,000 as compared to $64,387,000 in 2000. The decrease in commissions was attributable to the following operations: El Comandante ($4,600,000) and Panama ($8,540,000), net of the increase in commissions attributable to Colombia ($274,000) and Galapagos ($41,000).

     During contract negotiations in January 2000, the Puerto Rico horse owners cancelled their prior approval of simulcast of live races from Puerto Rico to the Dominican Republic. In February this action was reversed by the Racing Board. This cancellation had an adverse economic impact on commissions on wagering in the Dominican Republic and Puerto Rico. In July 2000 the Puerto Rico Horse owners' Association reached an agreement with El Comandante Management Company on a new 10-year contract providing for simulcasting of races.

     PUERTO RICO.  Commissions on wagering at El Comandante decreased $4,600,000
(9.0%) from $50,971,000 in 2000 to $46,371,000 in 2001.   Commissions on
wagering are directly related to the racetrack handle, which has been in decline and hence a decline in the racetracks' commissions. There was a drop in off
track betting of $9,780,000.   El Comandante experienced declines in betting
handle as a result of the poor racing program due to lack of proper scheduling of races by the Government Racing Authorities.

     Substantial increases in on track and simulcasting commissions did not compensate for the decline in off track wagering.

     PANAMA. Commissions on wagering at Presidente Remon decreased by $8,540,000 (100.0%) from $8,540,000 in 2000 to $0 in 2001. The decrease was attributable to the sale of Panama's investment and the corresponding deconsolidation for the year 2001.


     DOMINICAN REPUBLIC. Commissions on wagering at V Centenario increased by $41,000 (1.2%) from $3,315,000 in 2000 to $3,356,000 in 2001.

     COLOMBIA. Commissions on wagering at Los Comuneros increased by $274,000, 17.6% from $1,560,000 in 2000 to $1,834,000 in 2001. This increase was primarily due to the opening of new OTB agencies and expanded wagering from simulcasting.

     NET REVENUES FROM LOTTERY SERVICES

     Since June 30, 2000, Autotote had provided services directly to the Lottery Operations [Dominican International Electronic Lottery, Inc. (LEIDSA)] and refused to pay Galapagos service fees under its service contract. See Item 3, "Legal Proceedings".

     OTHER REVENUES

     During 2001 other revenues increased by approximately $4,585,000, 118.9% compared to 2000. The increase was primarily due to SSI recognizing as current year income, $3,800,000 of previously deferred income from the sale of betting technology to Equus-Uruguay.


EXPENSES

     For reasons set forth below, total expenses during the year ended December,
2001 decreased by $7,975,000 (9.8%) compared to 2000.    Some of these expenses
were non-recurring and are reported below under appropriate categories.

     PAYMENTS TO HORSE OWNERS

     Payment of purses to horse owners decreased $2,325,000 (7.5%) in 2001 compared to 2000. The majority of this decrease was due to the sale of the Company's investment in Panama and the corresponding deconsolidation for the year 2001:


                                                 Increase
                        2001         2000       (decrease)
                     --------------------------------------
ECMC(a)              $26,009,000  $25,529,000  $   480,000
Panama                         -    2,691,000   (2,691,000)
Dominican Republic     1,678,000    1,623,000       55,000
Colombia               1,133,000    1,302,000     (169,000)
                     --------------------------------------
                     $28,820,000  $31,145,000  $(2,325,000)
                     ======================================

(a) Summary of new horse owners contract provision for ECMC:

     The new Puerto Rico horse owners contract, signed in July 2000, provides for a non-recurring cash payment of approximately $1 million. Approximately $600,000 was accrued in 1999. The remaining $400,000 was charged to operating expenses in 2000.

     Under the contract, the horse owners are guaranteed minimum earnings of $25,032,000 for 2000 and 2001. ECMC is obligated among other items to pay the horse owners $90,000 annually for administrative costs and 50% of the principal and interest owed on an outstanding horse owners loan with a principal balance due of $526,000, plus accrued interest. ECMC must also invest $3,000,000 in improvements to the racetrack during the 10-year term of the contract, as well as provide $2,000,000 of financing for the purchase of horses.

     Additional costs incurred in the year 2000 related to the new horse owners contract are included in other expenses.

     On March 16, 2001 an "Addendum to Contract" was executed by the Horse Owners Confederation and the Company, whereby the parties jointly agreed to:

     (i)  Increase the number of simulcast races each live race day from three
          (3) to six (6).

     (ii) Place three (3) of the simulcast races before the first live race and three (3) after the fifth live race.

     (iii)Include simulcasting of nine (9) to twelve (12) races on Thursday, currently a dark day.

     (iv) In consideration for the above items, ECMC will pay an additional $1,000,000 to the Horse Owners Confederation when and if the additional simulcasting is approved by the Racing Board.

     On June 28, 2001, the Puerto Rico Racing Board granted ECMC the right to increase the number of simulcast races from the United States from three (3) to
six (6) per live race day.   The Order allowed a three(3) month probationary
period commencing July 1, 2001 for ECMC to place three(3) simulcast races before the first live race and three (3) after the fifth live race.

     The Racing Board declined the simulcasting of races during the probationary period on Thursdays, a day that currently holds no live races.

     Pending final approval of the complete simulcast package by the Racing Board, ECMC was obligated to pay the Horse Owners' Confederation $1,000,000.

     On October 16, 2001, the Racing Board suspended, effective October 22, 2001, simulcasting permitted during the probationary period but not otherwise.

     Simulcasting of special events such as the Breeders's Cup, Kentucky Derby and the Preakness as well as the Caribbean Classic and the Confraternity Classic
is still permitted.   However, ECMC will perform a cost/benefit analysis to
determine if the limited simulcasting is economically viable per event.

     FINANCIAL EXPENSES

     Financial expenses decreased by $1,118,000 (10.7%) compared to 2000, primarily related to the use of a line of credit facility for development of agency operations, including additional agencies and improvements in simulcast and transmission facilities, and a non-recurring charge off of expenses incurred in negotiating a loan that would have provided funding for the VSAT equipment and the purchase of the outstanding mortgage notes. In the end, the terms offered by the lender were not acceptable to the Company.


     DEPRECIATION AND AMORTIZATION

     Depreciation in 2001 decreased by $275,000 (6.5%) compared to 2000.

     OTHER EXPENSES

     Other expenses increased by $4,256,000 (12.1%) to $30,997,000 from $35,252,000 in 2000, attributable to the new horse owners contract, increased
racetrack security costs and expenses relating to SSI and VSAT.   Other
increases were in professional fees (increase of $304,000) in connection with the unsuccessful financing, travel expenses incurred in connection with the Uruguay project, and utility increases due to Friday night racing, as well as an overall increase in electricity costs.

PROVISION FOR INCOME TAXES

     The provision for income tax is primarily attributable to Puerto Rico operations.


MINORITY INTEREST

     The Company's minority interest shown is income and loss allocable to minority partner interests in HDA, Galapagos and Equus-Comuneros. Because accumulated losses of Galapagos allocable to minority partners exceeded their investment during 2001 and 2000, the Company did not recognize a minority interest in losses of Galapagos. If Galapagos generates profits in 2002, no minority interest will be recognized by the Company in profits up to $ 2,835,978.


2000 COMPARED TO 1999
---------------------

REVENUES

     Consolidated Revenues decreased by approximately $2,733,000, or 3.8%, in 200 to $68,592,000 from $71,325,000 in 1999.

     COMMISSIONS ON WAGERING

     Commissions on wagering decreased by $2,357,000 (3.5%) in 2000 to $64,387,000 as compared to $66,745,000 in 1999. The decreased in commissions was attributable to the following operations: El Comandante ($1,105,000), Galapagos ($520,000), and Panama ($848,000), net of the increase in commissions attributable to Colombia ($115,000).

     During contract negotiations in January 2000, the Puerto Rico horseowners cancelled their prior approval of simulcast of live races from Puerto Rico to the Dominican Republic. In February this action was reversed by the Racing Board. This cancellation had an adverse economic impact on commissions on wagering in the Dominican Republic and Puerto Rico. In July 2000 the Puerto Rico Horse owners' Association reached an agreement with El Comandante Management Company on a new 10-year contract providing for simulcast of races.


     PUERTO RICO. Commissions on wagering at El Comandante decreased $1,105,000 (2.1%) from $52,76,000 in 1999 to $50,971,000 in 2000. Commissions on wagering are directly related to the racetrack handle, which has been in decline and hence a decline in the racetracks' commissions. There was a drop in off track betting of $9,780,000. El Comandante experienced declines in betting handle as a result of the poor racing program due to lack of proper scheduling of races by the Government Racing Authorities.

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

     COLOMBIA. Commissions on wagering at Los Comuneros increased by $115,000 (8.0%) from $1,445,000 in 1999 to $3,315,000 in 2000. This increase was primarily due to the opening of new OTB agencies and expanded wagering from simulcasting.


     NET REVENUES FROM LOTTERY SERVICES

     During 2000, net revenues from lottery services in the Dominican Republic decreased by aproximately $377,000 compared to 1999. The decrease was due to a reduction in the amount billed to the lottery operator as reimbursement for telephone line costs, pursuant to an amendment to the contract.

     Since June 30, 2000, Autotote has provided services directly to the Lottery Operations [Dominican International Electronic Lottery, Inc. (LEIDSA) and refused to pay Galapagos service fees under its service contract. The Company has filed suit in Federal Court in Puerto Rico against Autotote and is also pursuing arbitration.


     OTHER REVENUES

     During 2000 other revenues decreased by aproximately $178,000 as compared to 1999. El Comandante card sales "impresos" decreased by $98,000, because of the decrease in wagering. Galapagos lost lottery commissions beginning the end of June, 2000 as noted previously.

     GAIN ON SALE OF ASSETS

     The gain of $180,000 is attributable to the sale of a television license in Panama no longer needed.


EXPENSES

     For reasons set forth below, total expenses during the year ended December 2000 increased by $6,407,000 (8.6%) compared to 1999. Some of these expenses were non-recurring and are reported below under appropriate categories.

     PAYMENT TO HORSE OWNERS

     Payments of purses to horseowners decreased $1,551,000 (4.7%) in 2000 compared to 1999 as noted below:

                                                INCREASE
                        2000         1999       (DECREASE)
                     --------------------------------------
ECMC(a)              $25,529,000  $26,037,000  $  (508,000)
Panama                 2,691,000    3,900,000   (1,209,000)
Dominican Republic     1,623,000    1,913,000     (290,000)
Colombia               1,302,000      846,000      456,000
                     --------------------------------------
                     $31,145,000  $32,696,000  $(1,551,000)
                     ======================================


(a)  Summary of new horse owners contract provision for ECMC:

     The new Puerto Rico horse owners contract, signed in July 2000, provides for a non-recurring cash payment of approximately $1 million. Approximately $673,000 was accrued in 1999. The remaining $364,000 was charged to operating expenses in 2000.

     Under the contract, the horse owners are guaranteed minimum earnings of $25,032,000 for 2000 and 2001. ECMC is obligated among other items to pay the horse owners $90,000 annually for administrative costs and 50% of the principal and interest owed on an outstanding horse owners loan with a principal balance due of $526,000, plus accrued interest. ECMC must also invest $3,000,000 in improvements to the racetrack during the 10-year term of the contract, as well as provide $2,000,000 of financing for the purchase of horses.

     Additional costs incurred in the year 2000 related to the new horse owners contract are included in other expenses.

     On March 16, 2001, an "Addendum to Contract" was executed by the Horse Owners Confederation and the Company, whereby the parties agreed to:

     (i)  Increase the number of simulcast races each live race day from three
          (3) to six (6).

     (ii) Place three (3) of the simulcast races before the first live races and three (3) after the fifth live race.

     (iii)Include simulcasting of nine (9) to twelve (12) races on Thursday, currently a dark day.

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


     FINANCIAL EXPENSES

     Financial expenses increased by $1,923,000 (23.5%) compared to 1999, primarily related to use of line of credit facilities for development of agency operations, including additional agencies and improvements in simulcasting and transmission facilities, and a non-recurring charge off of expenses incurred in negotiation a loan that would have provided funding for the VSAT equipment and the purchase of the outstanding mortgage notes. In the end, the terms offered by the lender were not acceptable to the Company.

     DEPRECIATION AND AMORTIZATION

     Depreciation in 2000 increased by $667,000 (18.6%) compared to 1999, primarily due to capital improvements at El Comandante.

          OTHER EXPENSES

     Other expenses increased by $5,300,000 (17.7%) to $35,252,000 from $29,954,000 in 1999, attributable to the new horse owners contract, increased racetrack security costs and expenses relating to SSI and VSAT. Other increases were in professional fees (increase of $304,000) in connection with the unsuccessful financing, travel expenses incurred in connection with the Uruguay project, and utility increases due to Friday night racing, as well as an overall increase in electricity costs.


PROVISION FOR INCOME TAXES

     The provision for income taxes is primarily attributable to Puerto Rico operations.


MINORITY INTEREST

     The Company's minority interest shown represents the pro-rata share of loss allocable to minority partner interest in HAD, Galapagos, Equus-Panama and Equus-Comuneros. Because accumulated losses of Galapagos allocable to minority partners exceeded their investment during 2000 and 1999, the Company did not recognize a minority interest in losses of Galapagos. If Galapagos generates profits in 2001, no minority interest will be recognized by the Company in profits up to $1,846,786.


EXTRAORDINARY ITEM

     The extraordinary item in 1999 relates to the early redemption and purchase of First Mortgage Notes. In June 1999, the Company recognized income of $22,680 on the purchase of $189,000 of First Mortgage Notes.

LIQUIDITY  AND  CAPITAL  RESOURCES

     OVERVIEW

     The Company is the owner of Housing Development Associates S.E. ("HDA") and its consolidated subsidiary, El Comandante Management Company LLC ("ECMC"), as well as the owner of Agency Betting Network, Inc. ("ABN"), Satellites Services International, Inc. ("SSI") and foreign subsidiaries (Equus Comuneros S.A., and Galapagos, S.A.). The principal source of cash of Equus Gaming Company L.P. (the "Company" or, when referring to the individual entity, "Equus") is related to its ownership interest in HDA, the owner and operator (through its wholly owned
subsidiary ECMC) of El Comandante Race Track in Puerto Rico.   Due to certain
restrictions under HDA's indenture for the issuance of its 11.75% First Mortgage Notes due 2003 (the "Indenture"), cash held by HDA or its consolidated subsidiaries (including ECMC) is restricted to ensure payment of interest and certain obligations on the First Mortgage Notes.

     The following is a discussion of the liquidity and capital resources of the Company, including HDA and its subsidiary ECMC, as well as the Company's other subsidiaries ABN and SSI. Net cash flow from foreign subsidiaries of the Company (Equus Comuneros, S.A., Equus Entertainment de Panama, S.A. and Galapagos, S.A) did not materially affect the consolidated cash flow of the Company in 2001 and these activities are not discussed herein.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY (AND ITS CONSOLIDATED
SUBSIDIARIES)

     The Company recognizes its current inability to generate sufficient cash to support its operations.

     To overcome its financial problems, the Company must look to additional revenue including investment or cost savings from:

     (i) Requesting license approval in Colombia and Dominican Republic for casino and/or sports book operations that could generate an additional $7 million in revenues annually.

     (ii) Implementing cost reductions at all properties.

     (iii)Requesting designation of the El Comandante facility as a tourist zone to allow the addition of slot machines and authorization for low interest bonds or notes.

     (iv) Expanding simulcasting in Colombia and Dominican Republic as well as expanding pool races.

     (v)  Obtain new bank financing or financing by the Wilson family.

     There can be no assurance that any of the above will be achieved, or if achieved, the results will be sufficient to enable the Company to continue to operate.


     Cash and cash equivalents of the Company, HDA and its consolidated subsidiary decreased by approximately $ 6 million in 2001. The Company has historically met its liquidity needs from cash flow generated by (i) the operations of El Comandante racetrack, (ii) short-term loans and capital leases for acquisition of new equipment, and (iii) investment by the Wilson family.

     During 2001 principal uses of cash by the Company, HDA and its consolidated subsidiary for financing and investing activities were payments on capital leases for equipment at El Comandante.

     In addition to cash available to the Company at the beginning of the year and cash flow from operations, the Company obtained additional funds from financing and investing activities from the following sources:

     (i)  Issuance of Equus Entertainment 12%, cumulative stock.

     (ii) Loans from affiliates.


     For 2002 projected principal uses of cash, other than for operating activities at El Comandante, are:

     (i)  Principal payments on existing capital leases.

     (ii) Additional investments in SSI, principally for the acquisition and installation of VSAT equipment and for payment of satellite time contracted from a third party.

     (iii)Capital expenditures, as needed and/or required for the various racing operations.

     (iv) Interest and principal payments on the outstanding First Mortgage
          Notes.

     (v)  Weekly payment of delinquent excise taxes pursuant to agreement.

     (vi) Weekly payment of delinquent volume of business taxes pursuant to agreement.


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


     In August, 2000,  the Company obtained a $2.5 million unsecured loan at 3%
over prime due on December 29, 2004.    Principal and interest is to be paid
from .25% of the wagering handle for the first four (4) years of the service contract with United Tote as outlined in note 4 of the consolidated financial statements, "wagering service agreement".

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

                   YEAR ENDING           NET AMOUNT
                   DECEMBER 31,         (FACE VALUE)
                  -------------         ------------

                     2001               $      3,454
                     2002                     10,200
                     2003                     40,800
                                        ------------
                                        $     54,454
                                        ============

     As of June 30, 2001, HDA had advanced to Equus approximately $3.8 million against allowable future distributions of profits, which is not in conformity with the terms of the Indenture. Management repaid these advances with the proceeds of a private placement offering of Equus Entertainment preferred stock on July 13, 20001, See Note 10, "Related Party Transactions".

     On December 15, 2001 and June 15, 2002 the Company failed to pay interest of $7.2 million and principal of $10.2 million on the first Mortgage Notes (See
Note 5). This constitutes a default under the Indenture. In addition, defaults have occurred in the performance or breach, of covenants and/or warranties of
HDA and/or ECC.   There have been discussions with representatives of the
Governmental Development Bank for Puerto Rico and other government officials to explore ways to obtain funding to bring the interest and principal current on the Notes.

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

     Equus Comuneros, S.A. did not meet its loan payment commitments due to
financial institutions totaling $269,000 as of December 31, 2001.   The
Company's management subscribed debt restructuring agreements with these financial institutions. Should noncompliance continue, the lending entities could make their guarantees effective.

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

     On April 2, 2001, the House of Representatives of the Commonwealth of Puerto Rico passed a resolution ordering an investigation of the operations of El Comandante (Puerto Rico) with emphasis on the mechanisms of physical and financial administration and the debts maintained with the Department of the Treasury of Puerto Rico and the members of the Horse owners Confederation. As of October 22, 2001, all requested information has been submitted by ECMC. The investigation has been completed, but as of this a date, the House of Representatives has not issued their report or otherwise disclosed their findings.

     As of December 31, 2001, Equus Comuneros, S.A. owed the Colombian Tax and National Customs Administration approximately $939,634, including interest, for withholding at source tax. Management has recently met with the Government to settle the amount outstanding. The plan proposed to the government is as follows:

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

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

                                     EQUUS GAMING COMPANY L.P.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE YEARS ENDED DECEMBER 31,

                                                           2001           2000           1999
                                                       -------------  -------------  ------------
REVENUES:
  Commissions on wagering                              $ 51,560,895   $ 64,386,568   $66,743,923
  Net revenues from lottery services                              -        168,493       545,568
  Gain on sale of assets                                          -        179,500             -
  Loss on valuation of investments                       (3,089,231)
  Loss on sale of investments                            (1,149,579)             -             -
  Loss on write-off of investments                       (4,422,086)             -             -
  Other revenues                                          8,441,999      3,857,475     4,035,098
                                                       -------------  -------------  ------------
                                                         51,341,998     68,592,036    71,324,589
                                                       -------------  -------------  ------------
EXPENSES:
  Payments to horseowners                                28,819,819     31,145,951    32,697,409
  Salaries, wages and employee benefits                   8,988,819     11,106,751    11,274,027
  Operating expenses                                     11,336,437     12,450,926    10,001,437
  General and administrative                              5,930,297      5,503,943     4,196,469
  Marketing, television and satellite costs               4,741,916      6,190,552     4,482,285
  Financial expenses                                      9,354,734     10,472,892     8,479,505
  Depreciation and amortization                           3,985,997      4,260,769     3,593,839
                                                       -------------  -------------  ------------
                                                         73,158,019     81,131,784    74,724,971
                                                       -------------  -------------  ------------
LOSS BEFORE INCOME TAXES, MINORITY
  INTEREST, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT    (21,816,021)   (12,539,748)   (3,400,382)

PROVISION FOR INCOME TAXES                                  143,597        620,094       742,153
                                                       -------------  -------------  ------------

LOSS BEFORE MINORITY INTEREST,
  EXTRAORDINARY ITEM AND CUMULATIVE EFFECT              (21,959,618)   (13,159,842)   (4,142,535)

 MINORITY INTEREST IN LOSSES                             (1,165,933)    (1,314,872)   (1,029,458)
                                                       -------------  -------------  ------------

LOSS BEFORE EXTRAORDINARY ITEM
  AND CUMULATIVE EFFECT                                 (20,793,685)   (11,844,970)   (3,113,077)

EXTRAORDINARY ITEM, NET-
  Discount on early redemption of
  First Mortgage Notes and write-off of related
  deferred financing costs and note discount                      -              -        22,680

                                                       -------------  -------------  ------------
NET LOSS                                               $(20,793,685)  $(11,844,970)  $(3,090,397)
                                                       =============  =============  ============

                                        (continues)

                                 EQUUS GAMING COMPANY L.P.
                          CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                             FOR THE YEARS ENDED DECEMBER 31,

                                        (CONTINUED)


                                                    2001           2000           1999
                                                -------------  -------------  ------------
ALLOCATION OF NET LOSS:
   General partners                             $   (207,937)  $   (118,450)  $   (30,904)
   Limited partners                              (20,585,748)   (11,726,520)   (3,059,493)
                                                -------------  -------------  ------------
                                                $(20,793,685)  $(11,844,970)  $(3,090,397)
                                                =============  =============  ============

BASIC AND DILUTED PER UNIT AMOUNTS:
   Loss before extraordinary item and
     cumulative effect of change in accounting
     principle, net                             $      (1.45)  $      (1.39)  $     (0.39)

                                                -------------  -------------  ------------
   Net loss                                     $      (1.45)  $      (1.39)  $     (0.39)
                                                =============  =============  ============


WEIGHTED AVERAGE UNITS OUTSTANDING                14,389,824      8,505,398     7,796,191
                                                =============  =============  ============


  The accompanying notes are an integral part of these consolidated statements.

                            EQUUS GAMING COMPANY L.P.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                        FOR THE YEARS ENDED DECEMBER 31,


                                        2001           2000           1999
                                    -------------  -------------  ------------
NET LOSS                            $(20,793,685)  $(11,844,970)  $(3,090,397)

OTHER COMPREHENSIVE LOSS:

  Currency translation adjustments       (44,852)       418,506      (553,146)

                                    -------------  -------------  ------------
COMPREHENSIVE LOSS                  $(20,838,537)  $(11,426,464)  $(3,643,543)
                                    =============  =============  ============


  The accompanying notes are an integral part of these consolidated statements.

                  EQUUS GAMING COMPANY L.P.
                 CONSOLIDATED BALANCE SHEETS

                           ASSETS

                                        DECEMBER 31,
                                  --------------------------
                                     2001          2000
                                  ------------  ------------
CASH AND CASH EQUIVALENTS:
  Unrestricted                    $   917,731   $ 7,019,121
  Restricted                          469,886       418,180
                                  ------------  ------------
                                    1,387,617     7,437,301
                                  ------------  ------------

PROPERTY AND EQUIPMENT:
  Land                              8,773,596     8,879,113
  Building and improvements        51,404,903    55,404,357
  Equipment                        16,564,768    17,753,880
                                  ------------  ------------
                                   76,743,267    82,037,350
  Accumulated depreciation        (24,947,693)  (22,282,599)
                                  ------------  ------------
                                   51,795,574    59,754,751
                                  ------------  ------------

DEFERRED COSTS, NET:
  Financing                         1,133,065     1,933,361
  Costs of Panama contract          1,565,365     1,870,000
  Other                                27,254       206,714
                                  ------------  ------------
                                    2,725,684     4,010,075
                                  ------------  ------------

OTHER ASSETS:
  Accounts receivable, net          3,535,264     4,492,311
  Notes receivable                    160,301     2,960,074
  Prepayments and other assets      1,002,257     1,480,258
                                  ------------  ------------
                                    4,697,822     8,932,643
                                  ------------  ------------

                                  $60,606,697   $80,134,770
                                  ============  ============

                       (continues)

                                EQUUS GAMING COMPANY L.P.
                               CONSOLIDATED BALANCE SHEETS

                                       (continued)

                            LIABILITIES AND PARTNERS' DEFICIT

                                                               DECEMBER 31,
                                                        ----------------------------
                                                            2001           2000
                                                        -------------  -------------
FIRST MORTGAGE NOTES:
  Principal, net of note discount of
    $538,169 and $786,261                               $ 53,915,831   $ 53,667,739
  Accrued interest                                         3,492,926      3,916,669
                                                        -------------  -------------
                                                          57,408,757     57,584,408
                                                        -------------  -------------

OTHER LIABILITIES:
  Accounts payable and accrued liabilities                26,018,511     26,241,039
  Outstanding winning tickets and refunds                  1,693,721      1,552,128
  Notes payable                                            6,100,182      4,049,961
  Bonds payable                                                    -      4,000,000
  Capital lease obligations                                1,321,100      2,232,559
                                                        -------------  -------------
                                                          35,133,514     38,075,687
                                                        -------------  -------------

DEFERRED INCOME TAXES                                      3,741,411      3,933,144
                                                        -------------  -------------

MINORITY INTEREST                                         (1,508,728)       753,288
                                                        -------------  -------------

COMMITMENTS AND CONTINGENCIES, see Note 1 and 4

PARTNERS' DEFICIT
  General Partner                                         (1,104,530)      (896,144)
  Limited Partners - 20,000,000 and 10,383,617 units
    authorized in 2000 and 1999, respectively;
    14,389,824 and 8,389,824 units issued and
    outstanding in 2000 and 1999, respectively           (33,063,727)   (19,315,613)
                                                        -------------  -------------
                                                         (34,168,257)   (20,211,757)
                                                        -------------  -------------

                                                        $ 60,606,697   $ 80,134,770
                                                        =============  =============

  The accompanying notes are an integral part of these consolidated statements.

                                  EQUUS GAMING COMPANY L.P.
                    CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
                                      DECEMBER 31, 2001


                                                     GENERAL        LIMITED
                                                     PARTNERS      PARTNERS         TOTAL
                                                   ------------  -------------  -------------
BALANCES, DECEMBER 31, 1998                        $  (745,444)  $(13,320,967)  $(14,066,411)

  Net loss for the year                                (30,904)    (3,059,493)    (3,090,397)

  Currency translation adjustments                      (5,531)      (547,615)      (553,146)

  Cash distribution to minority partners of H D A                     (20,368)       (20,368)

  Issuance of Units                                          -      2,945,029      2,945,029
                                                   ------------  -------------  -------------

BALANCES, DECEMBER 31, 1999                           (781,879)   (14,003,414)   (14,785,293)

  Net loss                                            (118,450)   (11,726,520)   (11,844,970)

  Currency translation adjustments                       4,185        414,321        418,506

  Issuance of Units, net of costs                            -      6,000,000      6,000,000
                                                   ------------  -------------  -------------

BALANCES, DECEMBER 31, 2000                           (896,144)   (19,315,613)   (20,211,757)

  Net loss                                            (207,937)   (20,585,748)   (20,793,685)

  Currency translation adjustments                        (449)       (44,403)       (44,852)

  Issuance of stock, net of costs                            -      6,882,037      6,882,037
                                                   ------------  -------------  -------------

BALANCES, DECEMBER 31, 2001                        $(1,104,530)  $(33,063,727)  $(34,168,257)
                                                   ============  =============  =============


   The accompanying notes are an integral part of this consolidated financial statement.

                                   EQUUS GAMING COMPANY L.P.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED DECEMBER 31,


                                                       2001           2000           1999
                                                   -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $(20,793,685)  $(11,844,970)  $ (3,090,397)
                                                   -------------  -------------  -------------
  Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities-
      Gain on sale of assets                                  -       (179,500)             -
      Loss on valuation of investments                3,089,231
      Loss on sale of investments                     1,149,579              -
      Loss on write-off of investments                4,422,086              -
      Depreciation and amortization                   4,783,498      5,015,350      4,296,160
      Impairment loss on El Comandante intangible             -              -              -
      Deferred income tax provision                      38,429        620,094        537,261
      Minority interest                              (1,165,933)    (1,314,872)    (1,029,458)
      Extraordinary item                                      -              -         22,680
      Currency translation adjustments                  521,080         11,855        (28,920)
  (Increase) decrease ) in assets-
      Accounts receivable                               489,213     (2,914,678)      (206,749)
      Prepayments and other assets                      295,514       (778,897)       545,597
  Increase (decrease) in liabilities-
      Accounts payable and accrued liabilities        6,380,276     18,378,234      1,658,363
      Outstanding winning tickets and refunds           531,013        421,739        610,905
                                                   -------------  -------------  -------------
       Total adjustments                             20,533,986     19,259,326      6,405,839
                                                   -------------  -------------  -------------

Net cash provided by operating activities              (259,699)     7,414,355      3,315,442
                                                   -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (1,504,506)    (3,370,752)   (10,113,509)
  Deferred costs                                     (1,395,151)       (65,993)      (389,544)
  (Increase) decrease in notes receivable, net          367,658     (1,453,475)       201,612
  Panama and Uruguay deconsolidation                 (6,188,211)             -              -
  Purchase of Panama Preferred Stocks                (3,089,231)             -              -
                                                   -------------  -------------  -------------
Net cash used in investing activities               (11,809,441)    (4,890,220)   (10,301,441)
                                                   -------------  -------------  -------------

                                         (continues)

                                   EQUUS GAMING COMPANY L.P.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE YEAR ENDED DECEMBER 31,

                                          (continued)


                                                           2001          2000          1999
                                                       ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of First Mortgage Notes                   $         -   $         -   $(3,048,320)
  Payments (to) from affiliates                                  -             -      (200,000)
  Payment of financing costs                                     -       (78,268)      (60,579)
  Loan proceeds from financial institutions              3,358,454       980,000     6,515,000
  Proceeds from working capital loan from United Tote            -     2,500,000
  Payments on notes payable and capital
    lease obligations                                   (4,221,035)   (6,796,499)   (3,612,813)
  Contributions by minority partners                             -             -        32,143
  Issuance of stocks, net of costs                       6,882,037     6,000,000     3,051,600
  Cash distributions to minority partners of HDA                 -             -       (20,366)
                                                       ------------  ------------  ------------
Net cash provided by (used in) financing activities      6,019,456     2,605,233     2,656,665
                                                       ------------  ------------  ------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                       (6,049,684)    5,129,368    (4,329,334)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             7,437,301     2,307,933     6,637,267

                                                       ------------  ------------  ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                 $ 1,387,617   $ 7,437,301   $ 2,307,933
                                                       ============  ============  ============

SUPPLEMENTAL INFORMATION:
  Interest paid                                        $ 8,439,083   $ 5,399,672   $ 8,572,220
                                                       ============  ============  ============

NON-CASH TRANSACTIONS:
  Equipment acquired through capital leases            $         -   $   137,430   $ 1,668,529
                                                       ============  ============  ============

   The accompanying notes are an integral part of this consolidated financial statement.

                            EQUUS GAMING COMPANY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS  OF  PRESENTATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES:

     Equus Gaming Company L.P. (the "Company"), a Virginia limited partnership, is engaged in thoroughbred racing, wagering and other gaming businesses in the Caribbean and South America. Through its subsidiaries, the Company operates three racetracks and manages an extensive off-track betting ("OTB") system in the various countries where the Company operates.

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

     In 1999 the Company initiated a vertical integration process to consolidate its telecommunications needs into a centralized hub-and-spoke system based at El Comandante racetrack in Puerto Rico. During 2000 and 2001 the development of this system encountered significant technical obstacles which necessitated the redesigning of its architecture, reallocation of the equipment and ultimately, a strategic revision of the objectives for the system.

     The vertical integration process began with the development of a C-Band satellite uplink facility in Panama in the fall of 1999 to fulfill the broadcasting needs of this jurisdiction which, at the time, belonged to the Company's international network of pari-mutuel operations. By December of that year the consolidation process had identified VSAT technology via the Ku-Band medium as the application necessary to address the Company's needs for video and data transmission throughout its proprietary agency-betting network in Puerto Rico, Panama, Colombia and the Dominican Republic.

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

     The Company has a 55% interest in Galapagos, S.A. ("Galapagos"), the operator since April 1995 of the V Centenario Race Track in the Dominican Republic ("V Centenario"). The racetrack is government owned and operated by the subsidiary under a long-term contract.

     The Company had a 51% interest in Equus Entertainment de Panama, S.A., the operator since January, 1998 of the Presidente Remon Race Track in the Republic of Panama.

     On October 9, 2001 the Company entered into the following restructuring with its minority shareholder of Equus Entertainment de Panama, Wall Street Securities Trading Group, Inc. effective September 30, 2001:

     1) The Company entered into a stock purchase agreement whereby the Company sold its 204,000 shares of common stock, representing 51% of the total issued and outstanding shares of Equus Entertainment de Panama, for release from any obligations resulting from the Panama operation. The Company recorded a net loss of $1,149,579 on the transaction.

          a. The Company has been released of all prior, present and future obligations, known or unknown from October 9, 2001, until the "Termination and Mutual Release" document is signed.

          b. The issuer has committed to using its best efforts to release the Company from any obligations the Company may have assumed under its concession from the Government of Panama in operating and managing Hipodromo Presidente Remon. Until such time as the aforementioned release is received by the Company, the purchase has drafted an "Undertaking and Indemnity" documents indemnifying the Company from any claims by the Government of Panama under the Concession Agreement.

     2) The Company then purchased 3,000 shares of $1,000 par value, preferred stock in exchange for net claims due the Company. The number of shares issued will be reduced if the net claims are less than $2,859,680. The final net claims on the Company's books amount to $3,294,391 and the investment and recorded at that amount as of September 30, 2001. Terms and conditions of the preferred stock issue are as follows:

          a. The shares will be redeemed by the issuer upon the race track's concession agreement being terminated or October 31, 2021, whichever comes first.

          b.   The issuer has the option to redeem the shares at par at anytime.

          c. No dividends will accumulate up to October 2006; thereafter, the shares will earn an annual cumulative dividend of 12%, payable quarterly.

          d. The shares have no voting rights except that no change in the terms can occur without the consent of the preferred shareholders.

          e. No other preferred shares can be issued with priority over these shares, and in liquidation these shares have the same priority as common shares now existing.

          f. No dividends will be paid to common shares while accumulated dividends are payable to the preferred shares.


          As of June 12, 2002, the Company has not received copies of the fully executed documents mentioned above, nor received the 3,000 shares of preferred stock.

          In addition, all attempts to obtain certified financial statements from Equus Entertainment de Panama as of September 30, 2001 have failed; therefore, Panama has been "deconsolidated" for year 2001.

      The Company also has since 1999 a controlling 50% interest in Equus Comuneros S.A. ("Equus-Comuneros"), the owner and operator of Los Comuneros which it acquired for approximately $2.1 million. In 1999 Equus-Comuneros received as a capital contribution from the minority stockholder, Los Comuneros S.A., all assets and liabilities that were employed by the prior operator of Los Comuneros. The assets mainly consisted of land, buildings and equipment for approximately $4.7 million and liabilities of approximately $2.6 million. The liabilities included mainly accounts payable to vendors and horse owners and certain financial obligations with various maturities through 2004. Equus Comuneros, S.A. did not meet its loan payment commitments due to financial
institutions totaling $269,000 as of December 31, 2001.   The Company's
management requested debt restructuring agreements with these financial institutions. Should noncompliance continue, the lending entities could make their guarantees effective.

     In 2000, the Company was awarded exclusive rights by the Government of Uruguay to operate the Maronas racetrack in Montevideo and an off-track betting agency network together with the right to operate up to 1,500 slot machines in 5 locations.

     The necessary restoration of the racetrack would, in management's opinion, require an initial investment of $12 million. Efforts to raise the $12 million by the due date were unsuccessful. Consequently, the concession expired on March 31, 2001, and the Company's bid bond in the amount of $450,000 was forfeited and thus, expensed during the fiscal year 2001. Subsequently, the concession was awarded to another operator in the fourth quarter of 2001, which resulted in the Company writing off its entire investment as of December 31, 2001.

     As noted in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations, has a partners' deficit of $34,301,432 and projects a negative cash flow for 2002. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern and to meet its obligations during 2002. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     Management has plans to overcome the Company's problems as follows:

     (i) Request license approval in Colombia and Dominican Republic for casino and/or sports book operations.

     (ii) Continue to Implement cost reductions at all properties.

     (iii)Request designation of the El Comandante facility as a tourist zone, which would allow the addition of slot machines and authorization for low interest bonds or notes. As of June 12, 2002, such approvals have not been obtained.

     (iv) Expand simulcasting in Colombia and Dominican Republic as well as expand betting pool races.

     (v)  Obtain new bank financing or financing by the Wilson family.

     There can be no assurance that any of the above will be achieved, or if achieved, the results will be sufficient to enable the Company to continue to operate.

     On December 15, 2000 and June 15, 2002, the Company failed to pay interest of $7.2 million and principal of $10.2 million on the First Mortgage Notes (See
Note 5). This constituted a default under the Indenture. In addition, defaults have occurred in the performance or breach, of covenants and/or warranties of HDA and/or ECC. There have been discussions with representatives of the Government Development Bank for Puerto Rico and other government officials to explore ways to obtain funds to bring the interest and principal current on the Notes.

     There can be no assurance that the Company will obtain the required funding to bring the delinquent interest and principal current, in which case the note holders have indicated they intend to exercise their remedies under the Indenture to declare the principal on the Notes to be due and immediately payable and to seek a judgment or decree for payment of all money due.

     GOVERNMENT MATTERS

     El Comandante is required to pay the Government of Puerto Rico various taxes on wagering placed on thoroughbred horse races held at or simulcasted by El Comandante (Puerto Rico). The taxes on wagering are required to be remitted to the Department of the Treasury of Puerto Rico within two (2) days of the date
wagers are placed.   From October 16, 2000 to February 7, 2001, El Comandante
failed to remit tax payments totaling $9,949,182.

     On May 24, 2001, ECMC executed a Closing Agreement (the "Agreement") with the Secretary of the Treasury of Puerto Rico (the "Secretary") whereby ECMC will settle its assessed debt of unpaid excise taxes and commissions for the period October, 2000 through February, 2001, in the amount of $11,172,450 (including interest and late charges), plus an additional assessment of $60,141 (including interest) for unpaid commissions for the period February 2, 2001 through February 7, 2001 as follows:

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

     As of December 31, 2001, Equus Comuneros, S.A. owed the Colombian Tax and National Customs Administration approximately $939,634, including interest, for withholding at source tax. Management has recently met with the Government to settle the amount outstanding. The plan proposed to the government is as follows:

     1.   Five (5) year amortization of 10%, 15%, 25% and 30%, respectively.

     2. The Government is requesting a down payment, which is currently being negotiated.

     The Agreement is expected to be finalized by June, 2002.

     On August 18, 2001, ECMC executed a Closing Agreement (the "Agreement") with the Municipality of Canovanas whereby ECMC settled a longstanding dispute over the payment of the Volume of Business Tax assessed by the municipality.

     The following schedule lists the deficiencies by fiscal year with the corresponding interest and surcharges:

          FISCAL                INTEREST
          TAX      TAX          AND
          YEAR     DEFICIENCY   SURCHARGES   TOTAL
          -------  -----------  -----------  --------

          93/94    $    74,087  $    67,913  $142,000
          96/97        120,397       68,224   188,621
          97/98        126,666       59,110   185,776
          98/99        123,366       45,233   168,599
          99/00         93,367       24,897   118,264
          00/01        116,735       19,455   136,190
                   -----------  -----------  --------

           Totals  $   654,618  $   284,832  $939,450
                   -----------  -----------  --------

     Prior to settlement, the Company as of June 30, 2001 had accrued a total liability of $838,396 due for municipal taxes and other charges. On June 30, 2001, the Company recorded additional penalties and interest of $101,054.

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

     On April 2, 2001, the House of Representatives of the Commonwealth of Puerto Rico presented a resolution ordering an investigation of the operations of ECMC with emphasis on the fiscal and financial administration of El Comandante and its tax delinquency. As of October 22, 2001, all requested information had been submitted by ECMC. The investigation has been completed, but as of this date the House of Representatives has not issued their report or otherwise disclosed their findings.

     As of December 31, 2001, Equus Comuneros owed the Tax and National Customs Administration approximately $939,634, including interest, for withholding at source tax. Management has recently met with the Government to settle the amount outstanding. The plan proposed to the Government is as follows:

     1.   Five (5) year amortization of 10%, 15%, 25% and 30%, respectively.

     2. The government is requesting a down payment which is currently being negotiated.


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

     The Company has minority partners in HDA, Galapagos, Equus-Panama and Equus-Comuneros. Therefore, the Company recorded minority interest based on the income and (losses) of these consolidated subsidiaries that are attributable to the minority partners, as follows:

                               FOR THE YEAR ENDED DECEMBER 31,
                         ----------------------------------------
                             2001          2000          1999
                         ------------  ------------  ------------
    SUBSIDIARY:
        HDA              $   (89,180)  $   (74,620)  $       650
        Galapagos                  -             -             -
        Equus-Panama                        46,572      (114,688)
        Equus-Comuneros   (1,076,753)   (1,286,824)     (915,420)
                         ------------  ------------  ------------
                         $(1,165,933)  $(1,314,872)  $(1,029,458)
                         ============  ============  ============

      In general, the minority interest is calculated based on the ownership interest of the minority partners. HDA's minority partners had an 18% interest until August 20, 1997, when HDA redeemed the 17% interest owned by Supra &
Company S.E. ("Supra").   Following the redemption, HDA has a minority partner
owning a 1% interest.   Galapagos' minority partners own a 45% interest.
However, during the years ended December 31, 2001, 2000, and 1999, the Company did not recognize minority interest in Galapagos' losses amounting to $459,149, $759,719, and $312,217, respectively, because the minority partners have no legal obligation to fund such losses in excess of their investment. On October 9, 2001, Equus Entertainment de Panama was restructured whereby the Company sold its majority interest to the minority stockholders as of September 30, 2001. See "Notes to Consolidated Financial Statements".


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

     COMMISSIONS ON WAGERING

     Commissions on wagering represent income earned by the Company on bets placed on thoroughbred horse races held at El Comandante (Puerto Rico), V Centenario (Dominican Republic) and Los Comuneros (Colombia) principally through wagering facilities located at independently owned off track betting ("OTB") agencies throughout these countries. Commissions are based on percentages of wagers established by law that vary by country and are based on the different types of wagers. Commissions are presented in the accompanying consolidated financial statements net of applicable taxes on wagers, amounts payable to winning bettors, commissions to OTB agencies and other miscellaneous deductions established by law. Commissions on wagering are recognized upon completion of the races.


     NET REVENUES FROM LOTTERY SERVICES

     Galapagos had a five-year contract with a private operator to provide the wagering distribution system for a government-sponsored electronic lottery, which commenced on November 1, 1997. Lottery games are sold at OTB agencies selected by Galapagos and at lottery agencies selected by the lottery operator. Galapagos' commissions are 3% of gross lottery sales. In addition, the lottery operator paid Galapagos a monthly fee for each OTB agency that sells lottery games as reimbursement for a 50% share of telephone line costs. Revenues from lottery sales are presented in the accompanying consolidated statement of operations for 1999 and 1998 net of fees paid to the company providing wagering services (see Note 4). This was in arbitration with Autotote as discussed in
Note 11.

     ADVERTISING EXPENSE

     During the years ended December 31, 2001, 2000, and 1999, the Company incurred advertising costs of $235,604, $1,189,000, and $1,594,000, respectively.


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

     IMPAIRMENT OF LONG-LIVED ASSETS

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under such circumstances, SFAS No. 121 requires that the carrying amount of an asset may not be recoverable. Under such circumstances, SFAS No. 121 requires that such assets be reported at the lower of their carrying amount or fair value less cost to sell. Accordingly, when event or circumstances indicate that long-lived assets may be impaired, the Company estimates the asset's future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the asset. The Company determined that no impairment loss need be recognized for applicable assets at December 31, 2001 and 2000.


     ACCOUNTS RECEIVABLE


     Accounts receivable principally consists of amounts due from OTB agencies on thoroughbred races and from the operator of the electronic lottery in the
Dominican Republic.    As of December 31, 2001 and 2000, allowance for doubtful
accounts amounted to $179,764 and  $161,230,  respectively.

     NOTES RECEIVABLE

     Notes receivable consist of short-term loans to horse owners to purchase horses as a means to improve the quality of racing.

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

     For the years ended December 31, 2001, 2000, and 1999, net exchange losses resulting from remeasurement of accounts, together with losses from foreign currency transactions, amounted to $288,147, $58,256, and $25,701, respectively,
which amounts are included as operating expenses.   Accumulated net losses from
changes in exchange rates due to the translation of assets and liabilities of the foreign subsidiaries are included in partners' deficit and at December 31, 2001, 2000 and 1999 amounted to $282,847, $237,995 and $656,501, respectively.

     The exchange rates in Dominican Republic as of December 31, 2001, 2000 and 1999 were US$1.00 to FC$16.97, US$1.00 to FC$16.75 and US$1.00 to FC$16.00,
respectively. The average exchange rates in Dominican Republic prevailing during the years ended December 31, 2001, 2000, and 1999, were US$1.00 to FC$16.69, US$1.00 to FC$16.53, and US$1.00 to FC$16.10, respectively. The exchange rates in Colombia as of December 31, 2001, 2000 and 1999, were US $1.00 to FC$2,372 , US$1.00 to FC$2,229 and US$1.00 to FC$1,874, respectively. The average exchange rates in Colombia prevailing during the years ended December 31, 2001, 2000 and 1999 were US$1.00 to FC$2,324, US$1.00 to FC$2,105 and
US$1.00 to FC$1,733, respectively.


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

     The Government agreed to invest a portion of its tax receipts on simulcasting wagering to improve horse racing in the Dominican Republic to be distributed between Galapagos and horse owners. Galapagos' share of these tax receipts, which is received as reimbursement for repairs and maintenance of the Government-owned facility at V Centenario, marketing and television costs and certain other items, is based on the following percentages: 75% effective July 1997, 65% effective July 1998, and 50% effective July 1999. Horse owners are entitled to the balance as additional purses. The agreement expired in January 2000. The assistance provided by the Government is included in other revenues and for the year ended December 31, 1999 amounted to $321,358, excluding amounts paid to horse owners as additional purses. Management is currently negotiating an extension of this agreement.


4.   COMMITMENTS AND CONTINGENCIES:

     HORSE OWNERS' AGREEMENTS

     The Company has separate agreements with the horse owners confederation of each country that establishes the amount payable to horse owners as purses in
exchange for the availability of thoroughbred horses for races.   Payments to
horse owners are, in general, based on a percentage of wagering.

     The Dominican Republic contract expires in December 2005. The Colombia contract expires on December 31, 2009. It provides for certain minimum guaranteed payments to horse owners during the first three years ($1.2 million in 2000, increased in 2001 and 2002 in accordance with an inflation factor).

     The Puerto Rico horse owners contract expires in July 2010.   Under the
contract, the horse owners are guaranteed  minimum earnings of $25,0032,000 for
years 2002 and 2001.   ECMC is obligated among other things to pay the horse
owners $90,000 annually for administrative costs and 50% of the principal and interest owed on an outstanding Confederation loan with a principal balance due of $526,000, plus accrued interest. ECMC also must invest $3,000,000 in improvements to the racetrack during the 10-year term of the contract, as well as provide up to $2,000 of financing for 2001 related to the new horse owners'
contract are included in other expenses.   Additional costs incurred for the
year ended December 31, 2001 related to the new horse owners contract are included in other expenses.

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

     (iii)Include simulcasting of nine (9) to twelve (12) races on Thursdays of each week, a day that currently holds no live races.

     (iv) In consideration for the above items, ECMC will pay an additional $1,000,000 to the Horse Owners' Confederation if approved by the Racing Board.

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

     On October 16, 2001 following a hearing, the Racing Board suspended effective October 22, all simulcasting temporarily allowed during the
probationary period.   Since no final approval was obtained from the Racing
Board for the simulcasting of races, ECMC is no longer obligated to pay the additional $1,000,000 to the Horse Owners' Confederation.

     The Racing Board will allow simulcasting of special events such as the Breeders' Cup, Kentucky Derby and the Preakness as well as the Caribbean Classic and the Confraternity Classic from the host country if these races are not held
in Puerto Rico.    ECMC is currently doing a cost/benefit analysis to determine if the limited simulcasting will be economically worthwhile.

     WAGERING SERVICES AGREEMENTS

     The Company has separate agreements with Autotote Systems, Inc. ("Autotote") and United Tote Company ("United Tote") for providing wagering services, software and equipment to each racetrack, necessary for the operation of the off-track betting system. Payments under these contracts are summarized as follows:

1.   AUTOTOTE
     --------

                          EL COMANDANTE    V CENTENARIO         LOS COMUNEROS
                         ---------------  -------------------  ---------------
Expiration date            March 2005         March 2005             (b)
Cost of services, as a
 percentage of wagering           0.65%          0.65%  (a)             1.20%
Minimum amount per year  $      800,800   $      200,000       $           -

     (a) Fees to Autotote are 2% of gross sales at lottery agencies and 1% of gross sales at OTB agencies.

     (b) On August 1, 2000 the Company discontinued using Autotote for failure to comply under the terms of the contract. United Tote commenced operations 30 days later. See "Legal Proceedings".


2.  UNITED TOTE
    -----------

     In August 2000 the Company obtained a $2.5 million unsecured loan at 3% over prime due in December 29, 2004. Principal and interest is to be paid from ..25% of the wagering handle for the first four (4) years of the service contract with United Tote.

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



     a) The services agreement with United Tote specifies that the commencement date shall be the earlier of the date that the agreement with Autotote expires or the date the agreement is properly terminated.

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

     (e) During the first four (4) years, a fee of 0.25% of handle will be applied to principal and interest on unsecured note of $2.5 million due in December 29, 2004.

     The service contract with United Tote has been cancelled effective July 1, 2002, or the date another totalisator service commences.

     Effective April 1, 2002, the Company and United Tote amended and restated the prior promissory note dated August 11, 2000, for $2,500,000, due December 29, 2004, as follows:

          1. The principal balance was revised to $3,431,955 which includes all sums remaining due under the prior note, installation costs incurred by United Tote and totalisator fees due from Comuneros.
          2. Interest on the unpaid principal balance at the rate of "prime" interest plus three (3) percent.
          3.   The note shall become due and payable on July 1, 2003.
          4. If the Company obtains substantial financing for video gaming activity at its racetrack in Puerto Rico, then the terms of the note will be renegotiated to include an amortization schedule mutually agreed upon by both parties.

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

     On August 1, 2001, El Comandante entered into a five (5) year contract with Satelites Mexicanos, S.A. de C.V. ("Satmex"), to provide 18MHz of Ku Band satellite time for the broadcast of its live racing program and potential resale. The contract also provided for the payment of overtime charges of $287,364, including interest, incurred in the previous C Band contract.

     As of June 12, 2002 El Comandante has failed to pay a total $961,739, excluding interest due under the contract. If it is deemed that El Comandante has terminated the contract, El Comandante is liable for a termination fee of
$1,063,740.   At this time neither El Comandante nor the Company have the resources to pay the ongoing service charges or the termination fee.

     CONTRIBUTIONS

     In connection with the termination of the lease agreement of El Comandante, ECMC assumed certain commitments made by ECOC to make contributions (subject to availability of funds) to several charitable and educational institutions during a four-year period ending in 2001. These obligations are included in accounts payable and, at December 31, 2001 and 2000 amounted to $290,000. Due to the lack of available funds no contributions were made in 2001, and there being no further obligation, the balance was written off at December 31, 2001.


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

     During the past years HDA has made early redemptions of First Mortgage Notes in connection with certain transactions. The Company has also purchased in the open market First Mortgage Notes which the Company intends to hold until maturity in cancellation of required partial redemptions in 2000 and 2001, as explained below. Following is a summary of these transactions:

                                                                         HELD BY THE
                                                 FACE       (PREMIUM)    COMPANY AT
TYPE OF TRANSACTION                DATE         VALUE        DISCOUNT     31-DEC-01
------------------------------  -----------  ------------  ------------  ------------
Redemption                      Mar-97       $    737,000  $         -   $         -
Redemption                      Sep-97          2,500,000     (250,000)            -
Purchase in open market         Dec-98          7,500,000    1,000,000     7,500,000
Redemption, reduced by amount
  of notes held by the Company  Jan-99          2,620,000    (262,000)(a)   (380,000)
Purchase in open market         May-99            189,000       22,680       189,000
Redemption reduced by amount
  of notes held by the Company  Jan-01            563,000                   (563,000)
                                             ------------  ------------  ------------
                                             $ 14,109,000  $   510,680   $ 6,746,000
                                             ============  ============  ============

(a)  Recorded as an expense by the Company in 1998.


     In connection with these transactions, the Company wrote-off a portion of the note discount and deferred financing costs. The net effect is included in the accompanying consolidated statements of operations as extraordinary items, net of provision for income taxes, as follows:

                                        FOR THE YEAR ENDED DECEMBER 31,
                                       ----------------------------------
                                          2001         2000       1999
                                       ----------  ----------  ----------
          Discount (premium)           $        -  $        -  $   22,680
          Write-offs                            -           -           -
          Provision for income taxes            -           -           -
                                       ----------  ----------  ----------
                                       $        -  $        -  $   22,680
                                       ==========  ==========  ==========


     ECCC is required to partially redeem First Mortgage Notes commencing on December 15, 2000. The stated future maturities of the First Mortgage Notes at December 31, 2001, reduced by prior redemptions, are as follows (in thousands):

          DUE DURING THE YEAR   GROSS    PURCHASED IN      NET
          ENDING DECEMBER 31,   AMOUNT    OPEN MARKET    AMOUNT
          -------------------  --------  -------------  ---------
                  2001          10,200           6,746     3,454
                  2002          10,200               -    10,200
                  2003          40,800               -    40,800
                               --------  -------------  ---------
                                61,200           6,746    54,454
            Less - discount       (444)             94      (538)
                               --------  -------------  ---------
                               $60,756         $ 6,840  $ 53,916
                               ========  =============  =========


     HDA may also redeem First Mortgage Notes at the following redemption prices (expressed as percentages of principal amount), in each case together with accrued and unpaid interest:

     DURING THE 12 MONTH PERIOD
     BEGINNING ON DECEMBER 15,
     --------------------------
               2000                       101.00%
               2001                       100.00%

     On December 15, 2001 and June 15, 2002 the Company failed to pay interest of $7.2 million and principal of $10.2 million on the First Mortgage Notes.
This constitutes a default under the Indenture. In addition, defaults have occurred in the performance or breach, of covenants and/or warranties of HDA and/or ECCC. There have been discussions with representatives of the Government Bank for Puerto Rico and other government officials to explore ways to obtain funding to bring the interest and principal current on the Notes.

     It is not expected that the Company will be able to meet the mandatory maturity dates of the First Mortgage Notes as set forth above without obtaining additional financial from lending institutions or investors. Although the Company has had discussions with possible lenders and investors, it has received no commitment or other form of assurance that such financing will be forthcoming. Absent such financing, the Company will not be able to meet its
long-term commitments.    The Trustee of the First Mortgage Notes had advised
the Company's legal counsel that the bondholders will demand payment in full of the First Mortgage Notes, as provided by the Indenture.

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

     Management repaid these advances with the proceeds of a private placement offering of Equus Entertainment preferred stock on July 13, 2001. See Note 10, "Related Party Transactions".


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

7.   BONDS AND NOTES PAYABLE AND CAPITAL LEASES:

     The Company's outstanding notes payable consist of the followin

                                                                           BALANCE AT
                                               MATURITY  INTEREST    DECEMBER 31  DECEMBER 31,
BORROWER                 DESCRIPTION            DATE       RATE         2001          2000
---------------------  ---------------       ----------  --------  -------------  -------------
H D A                  Note payable     (a)  15-Dec-01    P+1.00%  $          -   $  3,000,000
H D A                  Line of credit   (b)  15-Dec-01    P+1.00%             -        500,000
Equus-Comuneros        Term loans       (c)    various   variable       187,978        269,612
Equus Entertainment    Note payable     (d)  29-Dec-04    P+3.00%     2,500,000      2,500,000
Equus Entertainment    Promissory Note  (e)  On Demand    P+1.00%       100,000              -
Equus Entertainment    Promissory Note  (f)  On Demand    P+1.00%        50,000              -
Equus Entertainment    Promissory Note  (g)  On Demand    P+1.00%       120,000              -
Equus Entertainment    Promissory Note  (h)  On Demand    P+1.00%       250,025              -
Equus Entertainment    Promissory Note  (i)  On Demand    P+1.00%       300,000              -
Equus Entertainment    Promissory Note  (j)  On Demand    P+1.00%       205,000              -
Equus Entertainment    Promissory Note  (k)  On Demand    P+1.00%     1,300,000              -
Satellite Service Int  Promissory Note  (l)  On Demand    P+1.00%        53,750              -
Equus Entertainment    Promissory Note  (m)  On Demand    P+1.00%       563,429
Equus Entertainment    Promissory Note  (n)  On Demand    P+1.00%       330,000
Equus Entertainment    Promissory Note  (o)  On Demand    P+1.00%        70,000
Equus Entertainment    Promissory Note  (p)  On Demand    P+1.00%        70,000
                                                                   -------------  -------------
                                                                   $  6,100,182   $  6,269,612
                                                                   -------------  -------------

     At December 30, 2001 and December 31, 2000, the prime rate (P) was 4.75% and 9.5%, respectively.

     (a) Considered Refinancing Indebtedness under the terms of the Indenture. Collateralized by First Mortgage Notes purchased in the open market (see Note 3). Payable in quarterly installments commencing on March 31, 2000. Paid in full July 13, 2001. See Note 10, "Related Party Transactions".

     (b) Revolving line of credit available until December 15, 2001, for its operational needs. Interest is calculated on balances outstanding at a rate equivalent to one point over prime rate. Principal is due upon maturity on December 15, 2001. Paid in full July 13, 2001. See Note 10, "Related Party Transactions".

     (c) Management is in the process of renegotiating the terms of these financial obligations. Interest rates range from 7% to 14.01% over Colombia Fixed Term Deposit (FTD) rate. FTD at December 31, 2001 was 11.51%

     (d) In August 2000 the Company obtained a $2.5 million unsecured loan at 3% over prime due December 29, 2004. Principal and interest payments are to be paid from .25% of the wagering handle for the first four (4) years of the service contract with United Tote as outlined in Note 2 of the consolidated financial statements, "Wagering Service Agreements".

     (e) On March 21, 2001, the Company received $100,000 from El Monte Properties, an entity controlled by the Wilson family which also owns a controlling interest in the Company under an unsecured promissory note payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivable from non-Puerto Rico affiliates and working capital.


     (f) On March 21, 2001, the Company received $50,000 from Santa Maria Associates, an entity controlled by the Wilson family which also owns a controlling interest in the Company under an unsecured promissory note payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivable due from non-Puerto Rico affiliates and working capital.

     (g) On April 6, 2001, the Company received $120,000 from El Monte Properties, an entity controlled by the Wilson family which also owns a controlling interest in the Company, under an unsecured promissory note payable on demand with interest accruing at 1% over prime, payable on demand by El Monte Properties, controlled by the Wilson family which also owns a controlling interest in the Company. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.

     (h) On April 26, 2001, the Company received $250,025 from Insular Properties, an entity controlled by the Wilson family which also owns a controlling interest in the Company, under an unsecured promissory note payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.

     (i) On April 30, 2001, the Company received $300,000 from Insular Properties, an entity controlled by the Wilson family which also owns a controlling interest in the Company, under an unsecured promissory note payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.

     (j) On May 11, 2001, the Company received $205,000 from Insular Properties, an entity controlled by the Wilson family which also owns a controlling interest in the Company under an unsecured promissory note payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.

     (k) On June 14, 2001, the Company received $1,300,000 from El Monte Properties, an entity controlled by the Wilson family which also owns a controlling interest in the Company, under an unsecured promissory note payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.

     (l) The Company also guarantees a $250,000 loan by the operator of the restaurant at Presidente Remon. The proceeds of this loan were used by Equus-Panama to finance improvements to the restaurant. On October 9, 2001, the Company entered into a stock purchase agreement whereby in exchange for release from all liabilities related to the operation of Equus Entertainment de Panama, the Company gave to its minority partner, Wall Street Securities, its 204,000 shares of common stock which represented 51% of the total issued and outstanding shares of Equus Entertainment de Panama. At the same time, the Company was released from any further liability under this loan guarantee.

     (m) On October 1998, Equus-Panama issued $4 million in unsecured bonds pursuant to a public offering. Interest is payable quarterly at the rate of 11% per annum. The bonds may be redeemed by Equus-Panama prior to June 30, 2001 at a redemption price of 102% of the principal amount and thereafter at par. Under the loan documents there are certain restrictions that limit the capacity of Equus-Panama to incur indebtedness and pay dividends to shareholders. On October 9, 2001, the Company entered into a stock purchase agreement whereby in exchange for release from all liabilities related to the operation of Equus Entertainment de Panama, the Company gave to its minority partner, Wall Street Securities, its 204,000 shares of common stock which represented 51% of the total issued and outstanding shares of Equus Entertainment de Panama. At the same time, the Company was released from any further liability under this Bond Indenture.


     The following table summarizes future minimum payments on capital leases, notes payable and bonds of the Company and its consolidated subsidiaries:


DUE DURING THE YEAR    CAPITAL       NOTES
ENDING DECEMBER 31,    LEASES       PAYABLE
-------------------  -----------  -----------
       2002          $  700,114   $3,761,243
       2003             507,171       31,288
       2004             257,929    2,517,245
       2005               3,147            -
                     -----------  -----------
                      1,468,361    6,309,776
  Imputed interest     (147,261)    (209,594)
                     -----------  -----------
                     $1,321,100   $6,100,182
                     ===========  ===========


8.   RETIREMENT PLAN AND PENSION PLAN:

     RETIREMENT PLAN

     In 1998, the Company established a retirement plan for employees of its subsidiary, Equus Entertainment Corporation ("EEC"). Employees are eligible to participate in the retirement plan when they have completed a minimum of 1,000 hours of service. The Retirement Plan is a defined contribution plan which provides for contributions by the Company for the accounts of eligible employees in amounts equal to 4% of base salaries and wages not in excess of the U.S. Social Security taxable wage base, and 8% of salaries (limited to $160,000) that exceed that wage base. Eligible employees may also make voluntary contributions to their accounts and self direct the investment of their account balances in
various investment funds offered under the plan.   Contributions to the
Retirement Plan amounted to $26,027, $33,824, and $49,975 in 2001, 2000 and 1999, respectively. Prior to October 5, 1998, EEC's employees participated in the retirement plan of Interstate General Company L.P. ("IGC"), a former general partner of the Company.


     PENSION PLAN

     ECMC has a non-contributory defined benefit pension plan covering substantially all of its nonunion employees. As a result of the transfer of ECOC assets, liabilities and commitments, HDA is now the sponsor of the nonunion employees pension plan. Benefits are based on the employee's years of service and highest average earnings over five consecutive years during the last 15 years of employment. ECMC's policy is to fund an amount not less than the ERISA minimum funding requirement or more than the maximum deductible under the Puerto
Rico tax law.   Pertinent information on this pension plan as of and for the years ended December 31, 2001, 2000 and 1999, is as follows:

                                                   2001         2000        1999
                                                -----------  ----------  -----------
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of year       $  721,750   $ 594,882   $1,152,797
  Service cost                                     144,970     128,225      118,891
  Interest cost                                     65,523      55,616       68,073
  Actuarial gain (loss)                            160,049     117,436     (339,600)
  Benefit paid                                     (16,324)   (174,409)    (405,279)
                                                -----------  ----------  -----------
  Benefit obligation at end of year             $1,075,968   $ 721,750   $  594,882
                                                ===========  ==========  ===========

CHANGE IN PLAN ASSETS:
  Fair value of plan assets beginning of year   $  409,328   $ 428,391   $  623,532
  Asset gain                                             -       6,247            -
  Actual return on plan assets                      61,930     (28,559)      53,692
  Employer contribution                            258,348     227,658      206,446
  Benefits paid                                   (426,131)   (174,409)    (405,279)
  Administrative expenses                          (28,203)    (50,000)     (50,000)
                                                -----------  ----------  -----------
  Fair value of plan assets end of year         $  275,272   $ 409,328   $  428,391
                                                ===========  ==========  ===========

  Funded status                                 $ (384,840)  $(312,422)  $ (166,491)
  Unrecognized net actuarial loss                   39,191     262,935       42,584
  Unrecognized transition obligation                45,992      52,255       65,319
                                                -----------  ----------  -----------
  Prepaid (accrued) benefit cost                $ (299,657)  $   2,768   $  (58,588)
                                                ===========  ==========  ===========

WEIGHTED-AVERAGE ASSUMPTION:
  Discount rate                                       7.50%       7.50%        7.90%
  Expected return on plan assets                      7.50%       7.50%        7.50%
  Rate of compensation increase                       4.00%       4.00%        4.00%

COMPONENTS OF NET PERIODIC BENEFIT COST:
  Service Cost                                  $  144,970   $ 128,225   $  118,891
  Interest cost                                     65,523      55,616       68,073
  Expected return on plan assets                   (39,776)    (38,270)     (54,902)
  Amortization of transition obligations            13,064      13,064       13,064
  Recognized net actuarial loss                     31,343       7,667       10,153
                                                -----------  ----------  -----------
  Net periodic benefit cost                     $  215,124   $ 166,302   $  155,279
                                                ===========  ==========  ===========


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

     The provision for income taxes included in the accompanying consolidated financial statements is attributable to (i) Puerto Rico income taxes on the results of operations of its Puerto Rico subsidiaries, EEC, HDA and ECMC and
(ii) withholding taxes imposed by foreign countries on income earned by EEC, for which no foreign tax credit will be available in Puerto Rico, summarized as follows:

                                  FOR THE YEAR ENDED DECEMBER 31,
                                  -------------------------------
                                     2001      2000      1999
                                   --------  --------  --------
     Puerto Rico income taxes-
        Deferred                   $ 93,056  $570,056  $375,928
        Current                           -         -   204,892
     Foreign income tax, deferred    50,541    50,038   161,333
                                   --------  --------  --------
                                   $143,597  $620,094  $742,153
                                   ========  ========  ========

     The deferred income tax asset is mainly attributable to net operating losses carried-forward, for which a valuation allowance has been recorded. The deferred income tax liability as of December 31, 2001, 2000 and 1999 has the following components of deferred tax liabilities (assets), net of corresponding valuation allowance:

                                                     DECEMBER 31,
                                        -------------------------------------
                                           2001         2000         1999
                                        -----------  -----------  -----------
     Puerto Rico income taxes-
        Depreciation                    $         -  $2,333,767   $1,536,640
        Gain on involuntary conversion            -   1,421,523    1,513,569
        Net operating losses of ECMC              -           -            -
        Contingency reserves                      -           -            -
        Other                                     -     (78,790)     (75,083)
     Foreign withholding income taxes             -     256,644      190,674
                                        -----------  -----------  -----------
                                        $         -  $3,933,144   $3,165,800
                                        ===========  ===========  ===========



10.  RELATED PARTY TRANSACTIONS:


     SERVICES AMONG RELATED PARTIES

     The following represents a summary of amounts accrued for services rendered by or from certain related parties, namely, EMC, IBC, American Community Properties Trust ("ACPT") and Interstate General Company L.P. ("IGC") during the years ended December 31, 2001, 2000, and 1999:

                                               FOR THE YEAR ENDED DECEMBER 31,
                                               -------------------------------
ENTITY        NATURE OF SERVICE                    2000      2000      1999
------------  ---------------------------------  --------  --------  --------
RENDERED BY:
  ACPT        Support agreement                  $    800  $ 52,600  $ 40,400
  ACPT        Rent office space                    14,000    42,000    42,000
  EMC         Director fees                        86,200   124,800    88,800
  IBC         Accounting services                       -         -         -
  IGC         Services of James J. Wilson         452,789   192,703   135,000
  IGC         Services of Wilson Nazario                -    12,833         -
  IGC         Other services on Virginia racing         -         -    18,041

     During the year 2001, the Company executed various unsecured promissory notes with several of its affiliates. See Note 7, "Bonds and Notes Payable and Capital Leases".

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

     On July 27 and November 21, 2001, American Arbitration Association rendered its award decisions. The following is a summary of the awards by racetrack:

     EL COMANDANTE, PUERTO RICO

          1. El Comandante is to pay Autotote the principal amount of $355,496 in unpaid service fees together with interest of $32,051, accrued through April 1, 2001.

          2. El Comandante shall reimburse Autotote for costs incurred of $132,500.

          3. As of December 31, 2001, the outstanding principal balance was $761,415 and accrued interest was $501.

     EQUUS - PANAMA

          3. Equus - Panama is to pay Autotote the principal amount of $250,474 in unpaid service fees together with interest of $45,233 accrued through June 30, 2001.

          4. Equus-Panama shall reimburse Autotote for costs incurred of $25,000.

          On October 9, 2001, the Company sold its common stock and purchased 3,000 shares of preferred stock and at the same time was released from any further liability under the Autotote Equus-Panama Arbitration Award.

     EQUUS - COMUNEROS

          1. Equus-Comuneros is to pay Autotote the principal amount of $584,262 in unpaid service fees as of April 23, 2001, together with interest of $218,059.

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

          6. Awards will be offset and the net amount owed to Galapagos of approximately $600,000 will accrue interest at the rate of seven
               (7) percent until paid.

     As of June 12, 2002, the parties are negotiating a settlement within the terms of the arbitration awards.

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
                      ===========  ===========  ========

     Prior to settlement, the Company had accrued as of June 30, 2001 as a liability a total of $838,396 due for municipal taxes and other charges. On June 30, 2001, the Company recorded additional penalties and interest of $101,054.

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

     4. To guarantee timely payments of the amounts due, ECMC has provided to the Municipality two (2) payments bonds in the amount of $503,732 and $94,886, respectively.


          As of June 12, 2002, ECMC has fully complied with the provisions of the Agreement.


12.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     As of December 31, 2001, and 2000, the fair value of the First Mortgage Notes was approximately $38,117,800, and $24,504,300 respectively, (as compared with its carrying value of $53,915,831 in 2001 and $53,667,739 in 2000) based on the market price quoted by a brokerage firm that trades the First Mortgage Notes. The carrying value of notes payable, capital leases and notes receivable approximates fair value because these obligations bear interest at variable rates. The carrying value of accounts receivable and accounts payable approximates fair value due to the short-term maturity thereof.


13.  SEGMENT  INFORMATION:

     The Company has identified three reportable segments, based on geographical considerations: Puerto Rico, Dominican Republic and Colombia. The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on profit or loss before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses. The following presents the segment information for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                PUERTO     DOMINICAN
2001:                            RICO      REPUBLIC     COLOMBIA    PANAMA    URUGUAY     TOTAL
                               ---------  -----------  ----------  --------  ---------  ---------
Commissions on wagering        $ 46,371   $    3,356   $   1,834   $     -   $      -   $ 51,561
Total revenues                   44,619        4,635       2,088         -          -     51,342
Financial expenses                8,961           19         375         -          -      9,355
Depreciation and amortization     3,236          414         337         -          -      3,987
Loss before income
  taxes, minority interest
  and extraordinary item        (18,671)      (1,020)     (2,124)        -          -    (21,815)
Capital improvements              1,143          308          54         -          -      1,505
Total assets                     55,251        2,233       3,123         -          -     60,607


2000:
Commissions on wagering        $ 50,972   $    3,315   $   1,560   $ 8,540   $      -   $ 64,387
Total revenues                   53,403        4,265       1,839     9,081          4     68,592
Financial expenses                9,523           33         274       638          5     10,473
Depreciation and amortization     2,951          361         324       625          -      4,261
Earnings (loss) before income
  taxes, minority interest,
  extraordinary item and                                                            -
  cumulative effect              (8,096)      (1,688)     (2,540)      112       (328)   (12,540)
Capital improvements              4,140          139      (1,168)      259          -      3,370
Total assets                     57,769        2,036       4,009    10,217      6,104     80,135


1999:
Commission on Wagering         $ 52,076   $    3,835   $   1,445   $ 9,388   $      -   $ 66,744
Total revenues                   54,681        5,316       1,646     9,682          -     71,325
Financial expenses                7,602           48         262       568          -      8,480
Depreciation and amortization     2,508          320         192       573          -      3,593
Earnings (loss) before income
  taxes, minority interest
  and extraordinary item           (641)        (694)     (1,831)     (234)         -     (3,400)
Capital improvements              8,671          183         904       356          -     10,114
Total assets                     54,792        1,842       5,120     9,189          -     70,943



     Effective January 1, 1998 EEC, which is based in Puerto Rico, provides management services to the foreign countries in connection with the operation of the racetracks and the off-track betting system. Fees for these services represent intersegment revenue. For the years ended December 31, 2001, 2000 and 1999, Puerto Rico recognized revenue of $172,260, $167,964 and $186,021, respectively, attributable to Dominican Republic.

14.  QUARTERLY REPORTS
(UNAUDITED)

     The following table reflects the unaudtied quarterly results of the Company during the years ended December 31, 2001, 2000 and 1999.

                                                       ALLOCATION OF NET
                                                       (LOSSES) EARNINGS
                                                   -------------------------       BASIC AND
                        TOTAL        NET (LOSS)     GENERAL       LIMITED      DILUTED PER UNIT
QUARTER ENDED          REVENUES      EARNINGS       PARTNERS      PARTNERS      (LOSS) EARNINGS
-------------------------------------------------------------------------------------------------

2001 FISCAL YEAR

March 31, 2001      $   17,013,957  $ (4,032,859)  $ (40,329)  $ (3,992,530)  $           (0.28)
June 30,2001            10,797,573    (5,086,908)    (50,869)    (5,036,039)              (0.35)
September 30, 2001      12,987,648    (4,406,924)    (44,069)    (4,362,855)              (0.31)
December 31, 2001       10,542,820    (7,266,994)    (72,670)    (7,194,324)              (0.51)
                    ----------------------------------------------------------------------------
                    $   50,631,229  $(20,793,685)  $(207,937)  $(20,585,748)  $           (1.45)
                    ============================================================================

2000 FISCAL YEAR

March 31, 2000      $   17,622,745  $   (640,304)  $  (6,403)  $   (633,901)  $           (0.08)
June 30, 2000           16,814,964    (2,205,665)    (22,057)    (2,183,608)              (0.26)
September 30, 2000      16,448,512    (2,960,563)    (29,606)    (2,930,957)              (0.35)
December 31, 2000       17,705,815    (6,038,438)    (60,384)    (5,978,054)              (0.70)
                    ----------------------------------------------------------------------------
                    $   68,592,036  $(11,844,970)  $(118,450)  $(11,726,520)  $           (1.39)
                    ============================================================================

1999 FISCAL YEAR

March 31, 1999      $   18,985,686  $    579,958   $   5,800   $    574,158   $            0.10
June 30, 1999           16,691,717      (489,878)     (4,899)      (484,979)              (0.06)
September 30, 1999      17,258,051      (428,015)     (4,280)      (423,735)              (0.05)
December 31, 1999       18,389,135    (2,752,462)    (27,525)    (2,724,937)              (0.38)
                    ----------------------------------------------------------------------------
                    $   71,324,589  $ (3,090,397)  $ (30,904)  $ (3,059,493)  $           (0.39)
                    ============================================================================

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

NAME                          AGE  POSITIONS WITH THE COMPANY AND EMC
----------------------------  ---  ----------------------------------
James J. Wilson                69  Co-Chairman and Director of EMC Director of EMC

Thomas B. Wilson               40  Co-Chairman, President and Chief Executive
                                   Officer; Director of EMC

Juan M. Rivera-Gonzalez        54  Vice Chairman and Director of EMC

Donald J. Kevane               71  Director of EMC

Alberto M. Paracchini          70  Director of EMC

Barbara A. Wilson              65  Director and Secretary of EMC

Mary Pat Wilson                38  Director of EMC

Charles Cuprill                58  Director of EMC


RELATIONSHIPS.   James J. Wilson and Barbara A. Wilson are the parents of Thomas
B.  Wilson  and  Mary  Pat  Wilson.

Certain  additional information concerning the above persons is set forth below.

James J. Wilson was Chairman and President of EMC from its formation in 1994
---------------
until February 1996 when he resigned. He was reelected Chairman of the Board of Directors of EMC in October 1998. He has been Chairman of the Board and Chief Executive Officer of the general partner of IGC, since 1986. He is the founder of IGC and has been Chief Executive Officer of IGC and its predecessors since 1957. He is the founder of IBC and its predecessors.

Thomas B. Wilson has been President and Chief Executive Officer of EMC and the
----------------
Company since January 1998 and Director of EMC since February 1998. He has been a Director of IGMC since December 1995 a Director of IBC since 1994 and a Vice President of IBC since September 1994. From 1994 to December 1997 he was President of El Comandante Operating Company, Inc. ("ECOC").

Juan M. Rivera-Gonzalez was Executive Vice President and Chief Operating Officer
-----------------------
of EMC and the Company since January 1998 and Director of EMC since February 1998, until he resigned in September 1999 to practice law and serve as legal
counsel of the Company.   From January 1996 to December 1997 he was Executive
Vice President of the Company. From September 1995 to December 1995 he served as Vice President of the Company and was also Vice President of IGC from 1994 to April 1996. From April 1991 to December 1993 he was President and General
Manager of ECOC.    As of October 15, 2001 he is serving as President and CEO of
El Comandante Management Company LLC.

Donald J. Kevane has been a Director of EMC since its formation in 1994.  He is
----------------
a Certified Public Accountant and Senior Partner in the Puerto Rico accounting firm of Kevane Soto Pasarell Grant Thornton, which he founded in 1975. He is also a director since 1990 of Venture Capital Fund, Inc., a Puerto Rico-based venture capital firm and a director since 1992 of the Autoridad de Energia Electrica (the Puerto Rico Electric Power Authority), and, since 1975, a director of GM Group, Inc., a wholly owned subsidiary of Banco Popular de Puerto Rico.

Alberto M. Paracchini has been a Director of EMC since its formation in 1994.
---------------------
He has been a director of BanPonce Corporation, now Popular Inc., and Banco Popular de Puerto Rico since January 1991, and was Chairman of the Board from
January 1991 to April 1993.   He is Vice Chairman of the Board of Puerto Rican
Cement Company, Inc. and a director of Venture Capital Fund, Inc., a Puerto Rico-based venture capital firm.

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


ITEM  11.   EXECUTIVE  COMPENSATION

SUMMARY COMPENSATION TABLE. The following table sets forth the aggregate compensation with respect to the Chief Executive Officer and each of the other two most highly compensated executive officers of the Company during 2001, employed by its wholly owned subsidiary EEC effective January 1, 1998.

                                                                                LONG-TERM
                                                                              COMPENSATION
                                                     ANNUAL COMPENSATION         AWARDS
                                                   --------------------------  SECURITIES
                                                      OTHER       UNDERLYING    ALL OTHER
                                                      ANNUAL       OPTIONS/      COMPEN-
NAME AND PRINCIPAL           SALARY        BONUS   COMPENSATION      SAR'S       SATION
POSITION              YEAR    ($)           ($)         ($)         (#) (1)      ($)(2)
--------------------  ----  --------       ------  -------------  -----------  ----------
Thomas B. Wilson      2001   258,727            -              -           -           -
  President and CEO   2000   258,727            -              -           -       9,752
                      1999   249,800  (3)       -              -           -       9,527

Hernan G. Welch (4)   2001   131,614  (4)       -              -           -           -
  Executive Vice      2000   205,204            -              -           -           -
  President-Finance   1999    89,530            -              -           -           -
  and Administration

Gretchen Gronau (5)   2001         -            -              -           -           -
  VicePresident       2000    70,237            -              -           -       2,912
  and CFO             1999   130,400            -              -           -       7,354

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

     (4) Mr. Welch was hired as an executive of the Company effective July 1999 with an annual base salary of $200,000. He left the Company on February, 2001. His salary includes payment of accrued, unpaid vacation as of June 30, 2001.

     (5) Ms. Gretchen Gronau was an employee of the Company through April 30, 2000. Her salary includes payment of accrued, unpaid vacation as of April 30, 2000.

     RETIREMENT PLAN. In 1998, the Company established its own retirement plan for employees of its subsidiary EEC. Employees are eligible to participate in the retirement plan when they have completed a minimum employment period of 1,000 hours. The Retirement Plan is a defined contribution plan which provides for contributions by the Company for the accounts of eligible employees in amounts equal to 4% of base salaries and wages not in excess of the U.S. Social Security taxable wage base, and 8% of salaries (limited to $160,000) that exceeded that wage base. Eligible employees may also make voluntary contributions to their accounts and self direct the investment of their account balances in various investment funds offered under the plan. Contributions to the Retirement Plan amounted to $26,027 in 2001. Prior to October 5, 1998, EEC's employees participated in IGC's retirement plan.

     DIRECTORS. Directors of EMC who are not employees of the Company or any of its subsidiaries receive directors' fees established by the Board of Directors of EMC. These Directors are compensated at a rate of $3,750 per quarter, $1,000 per meeting and out-of-pocket expenses for meetings. In 2001, the directors' fees totaled $124,800 of which $54,600 was unpaid as of December 31, 2001. Mr. James Wilson does not receive director's fees; instead, the Company pays a fee to IGC who, in turn, pays Mr. Wilson's compensation.

     UNIT APPRECIATION RIGHTS. As of December 31, 1999, there are 10,000 Unit Appreciation Rights ("UAR") outstanding corresponding to one executive, fully vested and exercisable, which will expire on October 18, 2004. The UAR entitle the holder to receive, upon exercise, an amount payable in cash, Units of the Company, securities in another company or some combination thereof, as determined by EMC's Board of Directors. The amount received upon exercise is based on the excess of the fair market value of the UAR over a fixed base price. During 2001, there were no UAR exercised or granted. As of December 31, 2001, the unexercised in-the-money UAR had no value. The Company intends to adopt a Share Incentive Plan to provide for unit-based incentive compensation for officers, Key employees and Directors.


ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  UNITHOLDERS  AND  MANAGEMENT

     The following table sets forth certain information regarding the Units that are beneficially owned as of June 12, 2002 (i) by each director of EMC or executive officer of EMC or the Company, (ii) by all directors of EMC and executive officers of EMC or the Company, as a group, and (iii) by each person who is known by EMC or the Company to beneficially own more than 5% of the outstanding Units of the Company. Except where noted, the address for the beneficial owner is Doral Building, 7th Floor, 650 Munoz Rivera Avenue, Hato Rey, PR 00918.

                                                    BENEFICIAL OWNERSHIP (1)
                                                    ------------------------
                                                      NUMBER OF
NAME OF BENEFICIAL OWNERSHIP                            UNITS    PERCENT
----------------------------------------------------  ---------  --------
MANAGEMENT AND DIRECTORS
  Barbara A. Wilson(2)                                       50     0.00%
  Kevin Wilson(2)                                        86,397     0.60%
  Thomas B. Wilson(2)                                    86,397     0.60%
  Donald J. Kevane                                        1,000     0.01%
  Alberto Paracchini                                     25,000     0.17%
  Charles A. Cupril                                      10,000     0.07%


  All executive officers of EMC and the
  Company and directors of EMC,
  as a group (7 persons)                                208,844     1.45%

OTHER UNITHOLDERS
  The Wilson Family Limited Partnership ("WFLP")(2)
  222  Smallwood Village Center
  St. Charles, Maryland  20602                        5,093,088    35.41%

  Wilson Security Corporation ("WCS")(3)
  222  Smallwood Village Center                       6,000,000    41.71%
  St. Charles, Maryland  20602

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


ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON  FORM 8K

INDEX TO FINANCIAL STATEMENTS.

     (i)  Financial Statements (included in Item 8)

          Equus Gaming Company L.P.
               Consolidated Statements of Operations for the years
                    ended December 31, 2001, 2000 and 1999
               Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2001, 2000 and
               Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Changes in Partners' Deficit for
                    each of the three years in the period ended December 31,
                    2001
               Consolidated Statements of Cash Flows for the years ended
                    December 31, 2001, 2000 and 1999
               Notes to Consolidated Financial Statements

EXHIBITS.

EXHIBIT
 NUMBER   EXHIBIT DESCRIPTION                               REFERENCE
--------  ----------------------------------------  ----------------------------
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

3.3       First Amendment to Certificate of         Exhibit 3.2 to Form S-11
          Limited Partnership of the Company

3.4       Second Amendment to Certificate of        Exhibit 3.3 to Form S-11
          Limited Partnership of the Company

3.5       Third Amendment to Certificate of         Exhibit 3.5 to Form S-11
          Limited Partnership of the Company

3.6       Fourth Amendment to Certificate of        Exhibit 3.6 to Annual
                                                    Report

          Limited Partnership of the Company        on Form 10-K of the Company
                                                    for the year ended December
                                                    1, 1997 ("1997 10-K")

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

10.62     Ninth Amended and Restated                Exhibit 10.62 to 1997
          Partnership Agreement of HDA              10-K
          dated December 31, 1997

10.68     First Amendment to Ninth Amended          Exhibit 10.68 to Annual
          and Restated Partnership Agreement        Report on Form 10-K of the
          of HDA dated October 2, 1998              Company for the year ended
          ("1998 10-K")                             December 31, 1998

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

                                         Equus Gaming Company L.P.
                                         -------------------------
                                         (Registrant)

                                         By:  Equus Management Company
                                              Managing General Partner

July 12, 2002                               /s/  Thomas B. Wilson
-------------                               ------------------------------------
                                            Thomas B. Wilson
                                            Co-Chairman, President,
                                            Chief Executive Officer and Director


July 12, 2002                               /s/  James J. Wilson
-------------                               ------------------------------------
                                            Co-Chairman



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE              TITLE                       SIGNATURE
-------------     -----------------------     --------------------

July 12, 2002     Co-Chairman                 /s/  James J. Wilson
-------------                                 --------------------
                                              James J. Wilson

July 12, 2002     Co-Chairman, President,     /s/  Thomas B. Wilson
-------------     Chief Executive Officer     ---------------------
                  and Director                Thomas B. Wilson

July 12, 2002     Vice Chairman and Director  /s/  Juan M. Rivera
-------------                                 -------------------
                                              Juan M. Rivera

July 12, 2002      Director                   /s/  Donald J. Kevane
-------------                                 ---------------------
                                              Donald J. Kevane

July 12, 2002      Director                   /s/  Alberto M. Paracchini
-------------                                 --------------------------
                                              Alberto M. Paracchini

July 12, 2002     Director                    /s/  Charles A. Cuprill
-------------                                 -----------------------
                                              Charles A. Cuprill