Form 10-Q
period 2002-03-31
EQUUS GAMING CO LP
filed 2002-08-16
CIK 928423

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________TO___________

                        Commission file number 000-25306

                            EQUUS GAMING COMPANY L.P.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Virginia                                   54-1719877
  -------------------------------                 ----------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 31, 2002). 14,389,824 Class A Units

                            EQUUS GAMING COMPANY L.P.
                                    FORM 10 Q
                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I - FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements

          Consolidated Statements of Operations for the Three
          Months ended March 31, 2002 and 2001 (Unaudited)                     3

          Consolidated Statements of Comprehensive Loss for the
          Three Months Ended March 31, 2002 and 2001 (Unaudited)               4

          Consolidated Balance Sheets at March 31, 2002 (Unaudited)
          and December 31, 2001 (Unaudited)                                    5

          Consolidated Statement of Changes in Partners' Deficit for the
          Three Months Ended March 31, 2002 (Unaudited)                        7

          Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 2002 and 2001 (Unaudited)                     8

          Notes to Consolidated Financial Statements                          10

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations
          Results of Operations                                               27
          Liquidity and Capital Resources                                     31


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   35
Item 2.   Material Modifications of Rights of Registrant's Securities         37
Item 3.   Default upon Senior Securities                                      37
Item 4.   Submission of Matters to a Vote of Security Holders                 37
Item 5.   Other Information                                                   37
Item 6.   Exhibits and Reports on Form 8-K                                    37


Signatures                                                                    38

                            EQUUS GAMING COMPANY L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                   (UNAUDITED)


                                                      2002          2001
                                                  ------------  ------------
REVENUES:
   Commissions on wagering                        $13,240,081   $15,990,738
   Gain on sale of investment                           5,639
   Other revenues                                   1,306,440     1,023,219
                                                  ------------  ------------
                                                   14,552,160    17,013,957
                                                  ------------  ------------
EXPENSES:
   Payments to horseowners                          7,039,312     8,385,251
   Salaries, wages and employee benefits            2,078,204     2,750,476
   Operating expenses                               2,224,137     2,716,328
   General and administrative                       1,209,676     1,924,436
   Marketing, television and satellite costs          872,898     1,613,199
   Financial expenses                               2,173,806     2,937,064
   Depreciation and amortization                    1,085,148     1,051,204
                                                  ------------  ------------
                                                   16,683,181    21,377,958
                                                  ------------  ------------

LOSS  BEFORE INCOME TAXES AND MINORITY INTEREST    (2,131,021)   (4,364,001)

PROVISION FOR INCOME TAXES                             13,168       135,809
                                                  ------------  ------------


LOSS  BEFORE MINORITY INTEREST                     (2,144,189)   (4,499,810)


MINORITY INTEREST IN LOSSES                          (175,216)     (466,951)
                                                  ------------  ------------


NET LOSS                                          $(1,968,973)  $(4,032,859)
                                                  ============  ============

ALLOCATION OF NET LOSS:
   General partners                               $   (19,690)  $   (40,329)
   Limited partners                                (1,949,283)   (3,992,530)
                                                  ------------  ------------
                                                  $(1,968,973)  $(4,032,859)
                                                  ------------  ------------
BASIC AND DILUTED LOSS PER UNIT AMOUNTS:          $     (0.14)  $     (0.47)
                                                  ============  ============
WEIGHTED AVERAGE UNITS OUTSTANDING                 14,389,824     8,505,398
                                                  ------------  ------------


The accompanying notes are an integral part of these consolidated statements

                            EQUUS GAMING COMPANY L.P.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                   (UNAUDITED)


                                                          2002          2001
                                                      ------------  ------------
NET LOSS                                              $(1,968,973)  $(4,032,859)

OTHER COMPREHENSIVE LOSS:

  Currency translation adjustments                         49,070      (130,226)

                                                      ------------  ------------
COMPREHENSIVE LOSS                                    $(1,919,903)  $(4,163,085)
                                                      ------------  ------------


  The accompanying notes are an integral part of these consolidated statements

                            EQUUS GAMING COMPANY L.P.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                      MARCH 31      DECEMBER 31
                                                        2002           2001
                                                    -------------  -------------
                                                     (UNAUDITED)    (UNAUDITED)

CASH AND CASH EQUIVALENTS:
  Unrestricted                                      $  1,342,635   $    917,731
  Restricted                                           1,033,194        469,886
                                                    -------------  -------------
                                                       2,375,829      1,387,617
                                                    -------------  -------------

PROPERTY AND EQUIPMENT:
  Land                                                 8,786,877      8,773,596
  Building and improvements                           51,393,309     51,404,903
  Equipment                                           16,573,216     16,564,768
                                                    -------------  -------------
                                                      76,753,402     76,743,267
  Accumulated depreciation                           (25,870,140)   (24,947,693)
                                                    -------------  -------------
                                                      50,883,262     51,795,574
                                                    -------------  -------------

DEFERRED COSTS, NET:
  Financing                                              984,880      1,133,065
  Other                                                  407,020         27,254
                                                    -------------  -------------
                                                       1,391,900      1,160,319
                                                    -------------  -------------

OTHER ASSETS:
  Accounts receivable, net                             3,913,946      3,535,264
  Notes receivable                                       120,026        160,301
  Other assets                                         2,485,992        892,324
                                                    -------------  -------------
                                                       6,519,964      4,587,889
                                                    -------------  -------------

                                                    $ 61,170,955   $ 58,931,399
                                                    =============  =============


                                   (continues)

                            EQUUS GAMING COMPANY L.P.
                           CONSOLIDATED BALANCE SHEETS

                                   (continued)

                        LIABILITIES AND PARTNERS' DEFICIT


                                                      MARCH 31      DECEMBER 31
                                                        2002           2001
                                                    -------------  -------------
                                                     (UNAUDITED)    (UNAUDITED)
FIRST MORTGAGE NOTES:
  Principal, net of note discount of
    $438,717 and $538,169                           $ 54,015,283   $ 53,915,831
  Accrued interest                                     5,081,030      3,492,926
                                                    -------------  -------------
                                                      59,096,313     57,408,757
                                                    -------------  -------------

OTHER LIABILITIES:
  Accounts payable and accrued liabilities            26,401,932     24,526,507
  Outstanding winning tickets and refunds              2,553,652      1,693,721
  Notes payable                                        6,101,700      6,100,182
  Capital lease obligations                            1,128,018      1,256,335
                                                    -------------  -------------
                                                      36,185,302     33,576,745
                                                    -------------  -------------

DEFERRED INCOME TAXES                                  3,741,411      3,741,411
                                                    -------------  -------------

MINORITY INTEREST                                     (1,630,735)    (1,494,082)
                                                    -------------  -------------

COMMITMENTS AND CONTINGENCIES, SEE NOTE 2

PARTNERS' DEFICIT
  General Partner                                       (915,343)    (1,105,861)
  Limited Partners - 20,000,000 units authorized;
   14,389,824 units issued and outstanding.          (35,305,993)   (33,195,571)
                                                    -------------  -------------
                                                     (36,221,336)   (34,301,432)
                                                    -------------  -------------

                                                    $ 61,170,955   $ 58,931,399
                                                    =============  =============


  The accompanying notes are an integral part of these consolidated statements

                              EQUUS GAMING COMPANY L.P.
                CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                      FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                   (UNAUDITED)


                                      GENERAL        LIMITED
                                      PARTNERS      PARTNERS         TOTAL
                                    ------------  -------------  -------------
BALANCES, DECEMBER 31, 2001         $(1,105,861)  $(33,195,571)  $(34,301,432)

  Net loss for the period               (19,690)    (1,949,283)    (1,968,973)

  Currency translation adjustments          491         48,579         49,070


                                    ------------  -------------  -------------
BALANCES, MARCH 31, 2002            $(1,125,060)  $(35,096,275)  $(36,221,335)
                                    ============  =============  =============


  The accompanying notes are an integral part of these consolidated statements

                            EQUUS GAMING COMPANY L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEAR ENDED MARCH 31, 2002
                                   (UNAUDITED)


                                                          2002          2001
                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                   $(1,968,973)  $(4,032,859)
                                                      ------------  ------------
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities-
      Gain (loss) on sale of assets                        (5,639)            -
      Depreciation and amortization                     1,332,786     1,307,636
      Deferred income tax provision                             -        43,841
      Minority interest                                  (175,216)     (466,951)
      Currency translation adjustments                    645,154        36,953
  Decrease (increase) in assets-
      Accounts receivable                                (378,682)     (306,763)
      Prepayments and other assets                     (1,593,669)     (109,670)
  Increase (decrease) in liabilities-
      Accounts payable and accrued liabilities          3,463,528    (2,339,826)
      Outstanding winning tickets and refunds             859,931      (197,963)
                                                      ------------  ------------
       Total adjustments                                4,148,193    (2,032,743)
                                                      ------------  ------------

Net cash provided by operating activities               2,179,220    (6,065,602)
                                                      ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (685,157)     (333,547)
  Deferred costs                                         (419,327)      (10,565)
  Decrease (increase) in notes receivable, net             40,275       214,402
                                                      ------------  ------------
Net cash provided by (used in)  investing activities   (1,064,209)     (129,710)
                                                      ------------  ------------


  The accompanying notes are an integral part of these consolidated statements

                                  EQUUS GAMING COMPANY L.P.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE THREE MONTHS ENDED MARCH 31,
                                      (UNAUDITED)
                                      (continued)


                                                        2002          2001
                                                     -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of financing costs                        $        -   $    31,820
  Loan proceeds from affiliates                               -       150,000
  Payments on notes payable and capital
    lease obligations                                  (126,799)     (528,606)
                                                     -----------  ------------
Net cash used in  financing activities                 (126,799)     (346,786)
                                                     -----------  ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                       988,212    (6,542,098)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        1,387,617     7,437,301

                                                     -----------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $2,375,829   $   895,203
                                                     ===========  ============

SUPPLEMENTAL INFORMATION:
  Interest paid                                      $  267,205   $ 4,043,002

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

     The Company has a 99% in Housing Development Associates S.E. ("HDA") who has a 100% interest in the El Comandante Group ("ECG"), which is comprised of HDA, El Comandante Management Company LLC ("ECMC"), the manager of El Comandante Race Track and El Comandante Capital Corporation ("ECCC"), the issuer of the First Mortgage Notes (See Note 3 below). El Comandante is the only licensed thoroughbred racing facility in Puerto Rico. The track has been operated by ECG since January 1, 1998. Satellites Services International, Inc. ("SSI") and Agency Betting Network, Inc. ("ABN") are wholly owned subsidiaries of the Company. SSI will provide up-link services, satellite time (contracted from a third party), and leasing of video and data telecommunication equipment to transmit (or simulcast) live races from and to the Company's racetracks and OTB agencies, including live races from outside the Company's operational territories to the Company's agency distribution network in order to increase the level of wagering revenues through the OTB systems. ABN is establishing and operating an OTB agency system in Colombia in conjunction with Los Comuneros Race Track in Medellin, Colombia ("Los Comuneros"), owned and operated by Equus Comuneros S.A. ("Equus-Comuneros"), of which the Company has a 50% ownership. The Colombia OTB system is expected to operate in Bogota, Medellin and other major cities.

     In 1999 the Company initiated a vertical integration process to consolidate its telecommunications needs into a centralized hub-and-spoke system based at El Comandante racetrack in Puerto Rico. During 2000 and 2001 the development of this system encountered significant technical obstacles, which necessitated the redesigning of its architecture, reallocation of the equipment and ultimately, a strategic revision of the objectives for the system.

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

     The Company disposed of its 51% interest in Equus Entertainment de Panama, S.A., the operator since January, 1998 of the Presidente Remon Race Track in the Republic of Panama.

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

     2) The Company then accepted 3,000 shares of $1,000 par value, preferred stock in exchange for net claims due the Company. The number of shares issued will be reduced if the net claims are less than $2,859,680. The final net claims on the Company's books amount to $3,294,391 and the investment was recorded at that amount as of September 30, 2001. Terms and conditions of the preferred stock issue are as follows:

          a. The shares will be redeemed by the issuer upon the race track's concession agreement being terminated or October 31, 2021, whichever comes first.

          b.   The issuer has the option to redeem the shares at par at anytime.

          c. No dividends will accumulate up to October 2006; thereafter, the shares will earn an annual cumulative dividend of 12%, payable quarterly.

          d. The shares have no voting rights except that no change in the terms of the preferred stock can occur without the consent of the preferred shareholders.

          e. No other preferred shares can be issued with priority over these shares, and in liquidation these shares have the same priority as the common shares now existing.

          f. No dividends will be paid to common shares while accumulated dividends are payable to the preferred shares.

          As of August 31, 2002, the Company has not received copies of the fully executed documents mentioned above, nor received the 3,000 shares of preferred stock.

          In addition, all attempts to obtain certified financial statements from Equus Entertainment de Panama as of September 30, 2001 have failed; therefore, Panama has been "deconsolidated" for year 2001.

      The Company also has since 1999 a controlling 50% interest in Equus Comuneros S.A. ("Equus-Comuneros"), the owner and operator of Los Comuneros, which it acquired for approximately $2.1 million. In 1999 Equus-Comuneros received as a capital contribution from the minority stockholder, Los Comuneros S.A., all assets and liabilities that were employed by the prior operator of Los Comuneros. The assets mainly consisted of land, buildings and equipment for approximately $4.7 million and liabilities of approximately $2.6 million. The liabilities included mainly accounts payable to vendors and horse owners and certain financial obligations with various maturities through 2004.

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

     As noted in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations, has a partners' deficit of $36,221,336 and projects a negative cash flow for 2002. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern and to meet its obligations during 2002. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     Management has plans to overcome the Company's problems as follows:

     (i) Request license approval in Colombia and Dominican Republic for casino and/or sports book operations.

     (ii) Continue to Implement cost reductions at all properties.

     (iii)Request designation of the El Comandante facility as a tourist zone, which would allow the addition of slot machines and authorization for low interest bonds or notes. As of August 15, 2002, such approvals have not been obtained.

     (iv) Expand simulcasting in Colombia and Dominican Republic as well as expand betting pool races.

     (v)  Obtain new bank financing or financing by the Wilson family.

     There can be no assurance that any of the above will be achieved, or if achieved, the results will be sufficient to enable the Company to continue to operate.

     On December 15, 2000 and June 15, 2002, ECG failed to pay interest of $7.2 million and principal of $10.2 million on the First Mortgage Notes (See Note 5). This constituted a default under the Indenture. In addition, defaults have occurred in the performance or breach, of covenants and/or warranties of HDA and/or ECCC. There have been discussions with representatives of the Government Development Bank for Puerto Rico and other government officials to explore ways to obtain funds to bring the interest and principal current on the Notes.

     There can be no assurance that the ECG will obtain the required funding to bring the delinquent interest and principal current, in which case the note holders have indicated they intend to exercise their remedies under the Indenture to declare the principal on the Notes to be due and immediately payable and to seek a judgment or decree for payment of all money due. ECG has the sole obligation to cure the defaults.

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

     As of August 15, 2002, ECMC had fully complied with the terms and provisions of the Agreement.

     As of March 31, 2002, Equus Comuneros, S.A. owed the Colombian Tax and National Customs Administration approximately $939,634, including interest, for withholding at source tax. Management has recently met with the Government to settle the amount outstanding. The plan proposed to the government is as follows:

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

     The following schedule lists the deficiencies by fiscal year with the corresponding interest and surcharges:

           FISCAL       INTEREST
           TAX          TAX         AND
           YEAR         DEFICIENCY  SURCHARGES    TOTAL
           -----        ----------  ----------  ---------
           93/94        $   74,087  $   67,913  $ 142,000
           96/97           120,397      68,224    188,621
           97/98           126,666      59,110    185,776
           98/99           123,366      45,233    168,599
           99/00            93,367      24,897    118,264
           00/01           116,735      19,455    136,190
                        ----------  ----------  ---------
           Totals       $  654,618  $  284,832  $ 939,450
                        ==========  ==========  =========

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

     As of August 15, 2002, ECMC was in compliance with the provisions of the agreement.

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

     CONSOLIDATION AND PRESENTATION

     The consolidated financial statements as of March 31, 2002 are unaudited but include all adjustments (consisting of normal recurring adjustments) which management considers necessary for a fair presentation of the consolidated results of operations for the interim periods. The operating results for the three months ended March 31, 2002 are not necessarily indicative of results for the year. Net losses per unit are calculated based on weighted average number of Units outstanding. Outstanding warrants to purchase Units do not have a material dilutive effect on the calculation of earnings per Unit.

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

     These unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes of the Company included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2001.

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

     The Company has minority partners in HDA, Galapagos and Equus-Comuneros. Therefore, the Company recorded minority interest based on the earnings (losses) of these consolidated subsidiaries that are attributable to the minority partners, as follows:

                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                  ------------------------------------
                                        2002               2001
                                  ----------------  ------------------
             SUBSIDIARY:
                 HDA              $        (9,700)  $         (17,150)
                 Galapagos                      -                   -
                 Equus-Panama                   -             (65,651)
                 Equus-Comuneros         (165,516)           (384,150)
                                  ----------------  ------------------
                                  $      (175,216)          $(466,951)
                                  ----------------  ------------------

     In general, the minority interest is calculated based on the ownership interest of the minority partners. HDA has a minority partner owning a 1%
interest.   Galapagos' minority partners own a 45% interest.   However, during
the three months ended March 31, 2002 and 2001 the Company did not recognize a minority interest in Galapagos' earnings amounting to $21,931, and in Galapagos' losseS amounting to $85,508, respectively, because the minority partners have no legal obligation to fund losses in excess of their investment. As of March 31, 2002 the accumulated losses, not allocated to the minority partners, amount to
$2,284,000.   Equus-Comuneros minority partners own a 50% interest.

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

     For the three months ended March 31, 2002 and 2001, net exchange losses resulting from re - measurement of accounts, together with losses from foreign currency transactions, amounted to $148,029 and $104,904 respectively, which amounts are included as operating expenses. Accumulated net loss from changes in exchange rates due to the translation of assets and liabilities of the foreign subsidiaries are included in partners' deficit and at March 31, 2002 and December 31, 2001 amounted to $234,089 and $283,159 respectively.

     The current exchange rates in Dominican Republic as of March 31, 2002 and 2001 were US$1.00 to FC$17.15 and US$1.00 to FC$16.65, respectively. The average exchange rates in Dominican Republic prevailing during the three months ended March 31, 2002 and 2001 were US$1.00 to FC$17.11 US$1.00 to FC$17.05, respectively. The current exchange rate in Colombia as of March 31, 2002 and 2001 were US$1.00 to FC$2,353 and $US1.00 to FC$2,310. The average exchange rate in Colombia prevailing during the three months ended March 31, 2002 and 2001 were US$1.00 to FC$2,363 and US$1.00 to FC$2,229.


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

     The Puerto Rico horse owners contract expires in July 2010.   Under the
contract, the horse owners are guaranteed  minimum earnings of $25,032,000 for
years 2002 and 2001.   ECMC is obligated among other things to pay the horse
owners $90,000 annually for administrative costs and 50% of the principal and interest owed on an outstanding Confederation loan with a principal balance due of $526,000, plus accrued interest. ECMC also must invest $3,000,000 in improvements to the racetrack during the 10-year term of the contract, as well as provide up to $2,000,000 of financing for 2001 related to the new horse
owners' contract are included in other expenses.   Additional costs incurred for
the year ended December 31, 2001 related to the new horse owners contract are included in other expenses.

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

     WAGERING SERVICES AGREEMENTS

     The Company has separate agreements with Autotote Systems, Inc. ("Autotote") and United Tote Company ("United Tote") for providing wagering services, software and equipment to each racetrack, necessary for the operation of the off-track betting system. Payments under these contracts are summarized as follows:

1.  AUTOTOTE
    --------

                          EL COMANDANTE    V CENTENARIO    LOS COMUNEROS
                         ---------------  --------------  ---------------
Expiration date             March 2005       March 2005         (b)
Cost of services, as a
 percentage of wagering        0.65%           0.65%    (a)    1.20%
Minimum amount per year  $      800,800   $     200,000   $             -

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

     a. The services agreement with United Tote specifies that the commencement date shall be the earlier of the date that the agreement with Autotote expires or the date the agreement is properly terminated.

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


     OTHER LONG-TERM AGREEMENTS

     El Comandante has also entered in other long-term contracts that are essential for the operation of its racetracks such as to guarantee television coverage in Puerto Rico. ECMC has an agreement with S&E Network, Inc. ("S&E") that requires the purchase of television time for a minimum of 910 hours at the rate of $725 (effective February 1997) per hour, adjusted annually by CPI, or at the rate of $900 per hour, also subject to CPI adjustments, if television time after 7:00 PM is needed. The contract is non-cancelable by either party during the initial term, which expires on December 2006. The term is automatically extended for successive 5 years periods by request of ECMC. During this extended term, the contract can be canceled by S&E, upon payment of liquidating damages of $2 million plus CPI after January 1997.

     On August 1, 2001, El Comandante entered into a five (5) year contract with Satelites Mexicanos, S.A. de C.V. ("Satmex"), to provide 18MHz of Ku Band satellite time for the broadcast of its live racing program and potential resale. The contract also provided for the payment of overtime charges of $287,364, including interest, incurred in the previous C Band contract.

     As of August 15, 2002 El Comandante has failed to pay a total $784,449, excluding interest due under the contract. If it is deemed that El Comandante has terminated the contract, El Comandante is liable for a termination fee of
$1,063,740.   At this time neither El Comandante nor the Company have the resources to pay the ongoing service charges or the termination fee.

     CONTRIBUTIONS

     In connection with the termination of the lease agreement of El Comandante, ECMC assumed certain commitments made by ECOC to make contributions (subject to availability of funds) to several charitable and educational institutions during a four-year period ending in 2001. These obligations are included in accounts payable and, at December 31, 2001 amounted to $290,000. Due to the lack of available funds no contributions were made in 2001, and there being no further obligation, the balance was written off at December 31, 2001.


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

     During the past years HDA has made early redemptions of First Mortgage Notes in connection with certain transactions. HDA has also purchased in the open market First Mortgage Notes which the Company intends to hold until maturity in cancellation of required partial redemptions in 2000 and 2001, as explained below. Following is a summary of these transactions:

                                                                      HELD BY
                                             FACE       (PREMIUM)      ECG AT
TYPE OF TRANSACTION              DATE       VALUE        DISCOUNT    31-DEC-01
------------------------------  -------  ------------  -----------  ------------
Redemption                      Mar-97   $    737,000  $        -   $         -
Redemption                      Sep-97      2,500,000    (250,000)            -
Purchase in open market         Dec-98      7,500,000   1,000,000     7,500,000
Redemption, reduced by amount
  of notes held by the Company  Jan-99      2,620,000    (262,000)(a)  (380,000)
Purchase in open market         May-99        189,000      22,680       189,000
Redemption reduced by amount
  of notes held by the Company  Jan-01        563,000                  (563,000)
                                         ------------  -----------  ------------
                                         $ 14,109,000  $  510,680   $ 6,746,000
                                         ============  ===========  ============

(a) Recorded as an expense by the Company in 1998.

     ECCC is required to partially redeem First Mortgage Notes commencing on December 15, 2000. The stated future maturities of the First Mortgage Notes at March 31, 2002, reduced by prior redemptions, are as follows (in thousands):

        DUE DURING THE YEAR   GROSS    PURCHASED IN      NET
        ENDING DECEMBER 31,   AMOUNT    OPEN MARKET    AMOUNT
        -------------------  --------  -------------  ---------
                2001          10,200           6,746     3,454
                2002          10,200               -    10,200
                2003          40,800               -    40,800
                             --------  -------------  ---------
                              61,200           6,746    54,454
          Less - discount       (385)             54      (439)
                             --------  -------------  ---------
                             $60,815   $       6,800  $ 54,015
                             ========  =============  =========


     HDA may also redeem First Mortgage Notes at the following redemption prices (expressed as percentages of principal amount), in each case together with accrued and unpaid interest:

         DURING THE 12 MONTH  PERIOD
          BEGINNING ON DECEMBER 15,
         ---------------------------
                  2000                      101.00%
                  2001                      100.00%


     On December 15, 2001 and June 15, 2002 the ECG failed to pay interest of $7.2 million and principal of $10.2 million on the First Mortgage Notes. This constitutes a default under the Indenture. In addition, defaults have occurred in the performance or breach, of covenants and/or warranties of HDA and/or ECCC. There have been discussions with representatives of the Government Bank for Puerto Rico and other government officials to explore ways to obtain funding to bring the interest and principal current on the Notes.

     It is not expected that the ECG will be able to meet the mandatory maturity dates of the First Mortgage Notes as set forth above without obtaining additional financial from lending institutions or investors. Although the ECG has had discussions with possible lenders and investors, it has received no commitment or other form of assurance that such financing will be forthcoming. Absent such financing, the ECG will not be able to meet its long-term
commitments.    The Trustee of the First Mortgage Notes had advised the
Company's legal counsel that the bondholders will demand payment in full of the First Mortgage Notes, as provided by the Indenture.

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

     Management repaid these advances with the proceeds of a private placement offering of Equus Entertainment preferred stock on July 13, 2001. See Note 6, "Related Party Transactions".


4.   HDAMC  WARRANTS

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

5.   BONDS AND NOTES PAYABLE AND CAPITAL LEASES:

          The Company's outstanding notes payable consist of the following:

                                                                                   BALANCE AT
                                                    MATURITY     INTEREST      MARCH 31  DECEMBER 31,
BORROWER               DESCRIPTION                    DATE         RATE          2002        2001
---------------------  ---------------             ---------  --------------  ----------  ----------
Equus-Comuneros        Term loans             (c)  various    variable        $  189,496  $  187,978
Equus Entertainment    Note payable           (d)  29-Dec-04  P+3.00%          2,500,000   2,500,000
Equus Entertainment    Promissory Note        (e)  On Demand  P+1.00%            100,000     100,000
Equus Entertainment    Promissory Note        (f)  On Demand  P+1.00%             50,000      50,000
Equus Entertainment    Promissory Note        (g)  On Demand  P+1.00%            120,000     120,000
Equus Entertainment    Promissory Note        (h)  On Demand  P+1.00%            250,025     250,025
Equus Entertainment    Promissory Note        (i)  On Demand  P+1.00%            300,000     300,000
Equus Entertainment    Promissory Note        (j)  On Demand  P+1.00%            205,000     205,000
Equus Entertainment    Promissory Note        (k)  On Demand  P+1.00%          1,300,000   1,300,000
Satellite Service Int  Promissory Note        (l)  On Demand  P+1.00%             53,750      53,750
Equus Entertainment    Promissory Note        (m)  On Demand  P+1.00%            563,429     563,429
Equus Entertainment    Promissory Note        (n)  On Demand  P+1.00%            330,000     330,000
Equus Entertainment    Promissory Note        (o)  On Demand  P+1.00%             70,000      70,000
Equus Entertainment    Promissory Note        (p)  On Demand  P+1.00%             70,000      70,000
                                                                              ----------  ----------
                                                                              $6,101,700  $6,100,182
                                                                              ----------  ----------


     At March 31, 2002 and December 31, 2001, the prime rate (P) was 4.75%.

     (a) Management is in the process of renegotiating the terms of these financial obligations. Interest rates range from 7% to 14.01% over Colombia Fixed Term Deposit (FTD) rate. FTD at March 31, 2002 was 10.55%.

     (b) In August 2000 the ECG obtained a $2.5 million unsecured loan at 3% over prime due December 29, 2004. Principal and interest payments are to be paid from .25% of the wagering handle for the first four (4) years of the service contract with United Tote as outlined in Note 2 of the consolidated financial statements, "Wagering Service Agreements".

     (c) On March 21, 2001, the ECG received $100,000 from El Monte Properties, an entity controlled by the Wilson family which also owns a controlling interest in the Company under an unsecured promissory note payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivable from non-Puerto Rico affiliates and working capital.

     (d) On March 21, 2001, the ECG received $50,000 from Santa Maria Associates, an entity controlled by the Wilson family which also owns a controlling interest in the Company under an unsecured promissory note payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivable due from non-Puerto Rico affiliates and working capital.

     (e) On April 6, 2001, the ECG received $120,000 from El Monte Properties, an entity controlled by the Wilson family which also owns a controlling interest in the Company, under an unsecured promissory note payable on demand with interest accruing at 1% over prime, payable on demand by El Monte Properties, controlled by the Wilson family which also owns a controlling interest in the Company. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.

     (f) On April 26, 2001, the ECG received $250,025 from Insular Properties, an entity controlled by the Wilson family which also owns a controlling interest in the Company, under an unsecured promissory note payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.

     (g) On April 30, 2001, the ECG received $300,000 from Insular Properties, an entity controlled by the Wilson family which also owns a controlling interest in the Company, under an unsecured promissory note payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.

     (h) On May 11, 2001, the ECG received $205,000 from Insular Properties, an entity controlled by the Wilson family which also owns a controlling interest in the Company under an unsecured promissory note payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.

     (i) On June 14, 2001, the ECG received $1,300,000 from El Monte Properties, an entity controlled by the Wilson family which also owns a controlling interest in the Company, under an unsecured promissory note payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.

     (j) The Company also guarantees a $250,000 loan by the operator of the restaurant at Presidente Remon. The proceeds of this loan were used by Equus-Panama to finance improvements to the restaurant. On October 9, 2001, the Company entered into a stock purchase agreement whereby in exchange for release from all liabilities related to the operation of Equus Entertainment de Panama, the Company gave to its minority partner, Wall Street Securities, its 204,000 shares of common stock which represented 51% of the total issued and outstanding shares of Equus Entertainment de Panama. At the same time, the Company was released from any further liability under this loan guarantee.

     (k) On October 1998, Equus-Panama issued $4 million in unsecured bonds pursuant to a public offering. Interest is payable quarterly at the rate of 11% per annum. The bonds may be redeemed by Equus-Panama prior to June 30, 2001 at a redemption price of 102% of the principal amount and thereafter at par. Under the loan documents there are certain restrictions that limit the capacity of Equus-Panama to incur indebtedness and pay dividends to shareholders. On October 9, 2001, the Company entered into a stock purchase agreement whereby in exchange for release from all liabilities related to the operation of Equus Entertainment de Panama, the Company gave to its minority partner, Wall Street Securities, its 204,000 shares of common stock which represented 51% of the total issued and outstanding shares of Equus Entertainment de Panama. At the same time, the Company was released from any further liability under this Bond Indenture.

     (l) On September 27, 2001, the ECG received $330,000 from Santa Maria Associates, an entity controlled by the Wilson family, which also owns a controlling interest in the company, under an unsecured promissory note, payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.

     (m) Throughout the period ended March 31, 2002, the Company received a net of $70,000 from Interstate Business Corporation, an entity controlled by the Wilson family, which also owns a controlling interest in the company, under an unsecured promissory note, payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.

     The following table summarizes future minimum payments on capital leases and notes payable of the Company and its consolidated subsidiaries:

              DUE DURING THE YEAR    CAPITAL       NOTES
                ENDING MARCH 31,     LEASES       PAYABLE
              -------------------  -----------  -----------
                      2003         $  520,300   $3,764,062
                      2004            494,818       31,541
                      2005            280,512    2,517,384
                      2006              1,142            -
                                   -----------  -----------
                                     1,296,772   6,312,987
                Imputed interest     (168,754)    (211,287)
                                   -----------  -----------
                                   $1,128,018   $6,101,700
                                   ===========  ===========

6.  RELATED PARTY TRANSACTIONS:

     SERVICES  AMONG  RELATED  PARTIES

     The following represents a summary of amounts accrued for services rendered by or from certain related parties, namely, EMC, IBC, American Community Properties Trust ("ACPT") and Interstate General Company L.P. ("IGC") during the three months ended March 31, 2002, 2001 and 2000.

                                            FOR THE THREE MONTHS ENDED MARCH 31,
ENTITY            NATURE OF SERVICE              2002               2001
------------  ---------------------------  ----------------  -------------------
Rendered by:
ACPT          Support agreement            $              -   $              600
ACPT          Rent office Space                                           10,500
EMC           Director's fees                        20,750               25,500
IGC           Services of James J. Wilson            21,316               94,477
                                           ----------------  -------------------
                                           $         42,066  $           131,077
                                           ================  ===================


7.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Based on quoted market prices, the fair value of the First Mortgage Notes as of March 31, 2002 was approximately $37,846,000 (as compared with a carrying value of $53,807,458). The carrying value of notes payable, capital leases and notes receivable approximates fair value. These obligations provide for variable rate interest. The carrying value of accounts receivable and accounts payable approximates fair value due to their short maturities.


8.   SEGMENT INFORMATION:

     The Company has identified three reportable segments, based on geographical considerations: Puerto Rico, Dominican Republic and Colombia. The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on profit or loss before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses. The following presents the segment information for the three months ended March 31, 2002 and 2001 (in thousands).

                                         PUERTO    DOMINICAN
2002                                      RICO     REPUBLIC     COLOMBIA    PANAMA    URUGUAY    TOTAL
                                         -------  -----------  ----------  --------  ---------  --------
Commissions on wagering                  $11,878  $      908   $     454   $     -   $      -   $13,240
Total revenues                            12,614       1,430         508         -          -    14,552
Financial expenses                         2,095          21          58         -          -     2,174
Depreciation and amortization                932         101          52         -          -     1,085
Earnings (Loss) before income                                                                         -
  taxes and minority interest             (1,850)         49        (331)        -          -    (2,132)
Capital improvements (net)                   102         106         477         -          -       685
Total assets                              55,275       2,784       3,111         -          -    61,170

2001
Commissions on wagering                  $12,522  $      936   $     482   $ 2,051   $      -   $15,991
Total revenues                            13,386       1,087         435     2,099          6    17,013
Financial expenses                         2,731           4          55       139          8     2,937
Depreciation and amortization                731          87          74       159          -     1,051
Earnings (Loss) before income                                                                         -
  taxes and minority interest             (2,748)       (190)       (759_     (134)         -    (4,363)
Capital improvements (net)                     4         (67)       (240)      (31)         -      (334)
Total assets                              56,365       2,340       4,156    10,034          -    72,895


9.  LEGAL  PROCEEDINGS:

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

          3. As of March 31, 2002, the outstanding principal balance was $826,159 and accrued interest was $2,150.

     EQUUS - COMUNEROS

          1. Equus-Comuneros is to pay Autotote the principal amount of $584,262 in unpaid service fees as of April 23, 2001, together with interest of $218,059 accrued through September 30, 2001.

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

     As of May 1, 2002, a Settlement Agreement (the "Agreement") was executed between Autotote Systems, Inc ("Autotote") and El Comandante Management Company LLC ("ECMC") whereby the obligations for each party were settled as follows:

          1. Galapagos assigned its rights to receive funds under the net award in Galapagos' favor.

          2. In consideration for ECMC extending their agreement with Autotote for a ten (10) year period commencing May 1, 2002, and terminating March 31, 2021, Autotote will write off $55,100 each year of the net amount due Autotote of $550,688.

     If for any reason ECMC defaults under this Agreement, or Autotote does not have the benefit of the license extension then the entire amount owed Autotote, including interest, less the amounts credited above, shall be reinstated as of May 1, 2002.

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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
               RESULTS  OF  OPERATIONS

     The Company's operations consist principally of its interests in thoroughbred horse race tracks in four countries, each of which is owned and/or operated by a subsidiary: (i) El Comandante in Puerto Rico, owned by Housing Development Associates S.E. ("HDA") and operated since January 1, 1998 by El Comandante Management Company, LLC ("ECMC"), (ii) V Centenario in the Dominican Republic, operated since April 1995 by Galapagos S.A., ("Galapagos"), and
(iii) Los Comuneros in Medellin, Colombia, owned and operated since early 1999 by Equus Comuneros, S.A. ("Equus-Comuneros").

     The following discussion compares the results of operations of the Company for the three months ended March 31, 2002, with the results for the three months ended March 31,2001.


                              RESULTS OF OPERATIONS

          THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO MARCH 31, 2001
          ------------------------------------------------------------


REVENUES

     Consolidated Revenues decreased in the first quarter of 2002 by $2,462,000 or (14.5%), as compared to the same quarter in 2001. The majority of this decrease was due to the sale of the Company's investment in Panama and the corresponding deconsolidation for the year 2001.

     COMMISSIONS ON WAGERING

     Commissions on wagering decreased by aproximately, $2,751,000 or (17.2%) for the three months ended March 31, 2002 to $13,240,000 as compared to $15,991,000 for the three months ended March 31, 2001. The decrease in commissions was attributable to the following operations: El Comandante ($644,000), Dominican Republic ($28,000), Colombia ($28,000) and Panama ($2,051,000)

     During contract negotiations in January 2000, the Puerto Rico horseowners cancelled their prior approval of simulcast of live races from Puerto Rico to the Dominican Republic. In February this action was reversed by the Racing Board. This cancellation had an adverse economic impact on commissions on wagering in the Dominican Republic and Puerto Rico. In July 2000 the Puerto Rico Horse owners' Association reached an agreement with El Comandante Management Company on a new 10-year contract providing for simulcasting of races.

     PUERTO RICO. Commissions on wagering at El Comandante decreased $644,000, (5.1%) from $12,522,000 for the three months ended March 31, 2001 to $11,878,000 for the three months ended March 31, 2002. Commissions on wagering are directly related to the racetrack handle, which has been in decline and hence a decline
in the racetracks' commissions.   El Comandante experienced declines in betting
handle as a result of the poor racing program due to lack of proper scheduling of races by the Government Racing Authorities.

     DOMINICAN REPUBLIC. Commissions on wagering at V Centenario decreased by $28,000 (3.0%) from $936,000 for the three months ended March 31, 2001 to $908,000 for the three months ended March 31, 2002.

     COLOMBIA. Commissions on wagering at Comuneros S.A. decreased by $28,000 (5.8%) from $482,000 for the three months ended March 31, 2001 to $454,000 for the three months ended March 31, 2002.

     NET REVENUES FROM LOTTERY SERVICES

     Since June 30, 2000, Autotote has provided services directly to the Lottery Operations [Dominican International Electronic Lottery, Inc. (LEIDSA)] and refused to pay Galapagos service fees under its service contract. See item 3, "Legal Proceedings".

     OTHER REVENUES

     Other revenues increased by $283,000 from $1,023,000 for the three months ended March 31, 2001 to $1,306,000 for the three months ended March 31, 2002.


EXPENSES

     For the reasons set forth below, total expenses during the three months ended March 31, 2002 decreased by $4,693,000, (22.0%) as compared to the same period in 2001. Some of these expenses were non-recurring and are reported below under appropriate categories.

     PAYMENTS TO HORSEOWNERS

     Payments of purses to horseowners decreased by $1,346,000, (16.1%) during the three months ended March 31, 2002 as compared to the same period in 2001. The majority of this decrease was due to the sale of the Company's investment in Panama and the corresponding deconsolidation for the year 2001:

                                                       Increase
                                2002        2001      (decrease)
                             ----------  ----------  ------------
        ECMC (a)             $6,388,000  $6,798,000  $  (410,000)
        Panama                        -     797,000     (797,000)
        Dominican Republic      454,000     450,000        4,000
        Colombia                197,000     340,000     (143,000)
                             ----------  ----------  ------------
                             $7,039,000  $8,385,000  $(1,346,000)
                             ==========  ==========  ============

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

     (ii) Place three (3) of the simulcast races before the first live race and place three (3) after the fifth live race;.

    (iii) Include simulcasting of nine (9) to twelve (12) races on Thursday. Currently a dark day.

     (iv) In consideration for the above items, ECMC will pay an additional $1,000,000 to the Horseowners Confederation when and if the additional simulcasting is approved by the Racing Board.


     As of June 28, 2001, The Puerto Rico Racing Board had granted ECMC the right to increase the number of simulcast races from three (3) to six (6) per live race day. The order allowed a three (3) month probationary period commencing July 1, 2001 to place three(3) simulcast races before the first live race and three (3) after the fifth live race.

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

     FINANCIAL EXPENSES

     Financial expenses for the three months ended March 31, 2002 decreased by
$763,000,  (26.0%) as compared to the same period in 2001.    The decrease was
due to penalties and interest on the unpaid excise taxes in 2001.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses for the three months ended March 31, 2002 increased by $34,000, (3.2%) as compared to the same period in 2001.

     OTHER EXPENSES

     Other expenses for the three months ended March 31, 2002 decreased by $2,618,000 (29.1%) to $6,385,000 from $9,003,000 for the three months ended
March 31, 2001. This decrease is primarily attributable to the deconsolidation of Panama for the period ended March 31, 2002.

                                       OTHER EXPENSES BY COUNTRY
           INCREASE (DECREASE) FOR THREE MONTHS ENDED MARCH 31, 2002 WHEN COMPARED WITH 2001


                    Salaries, wages    Operating     General and      Marketing , TV   Net (decrease)
Country              and benefits      expenses     administrative    and satellite       increase
------------------------------------------------------------------------------------------------------
Puerto Rico:       $       (188,000)  $   50,000   $      (192,000)  $      (531,000)  $     (861,000)
Total Puerto Rico          (188,000)      50,000          (192,000)         (531,000)        (861,000)
Dominican Rep.               (3,000)      (1,000)          116,000           (39,000)          73,000
Panama                     (426,000)    (534,000)          (87,000)          (59,000)      (1,106,000)
Colombia                    (55,000)      (7,000)          (20,000)         (111,000)        (193,000)
Uruguay                           -            -          (531,000)                          (531,000)
                   -----------------------------------------------------------------------------------
                   $       (672,000)  $ (492,000)  $      (714,000)  $      (740,000)  $   (2,618,000)
                   ===================================================================================


PROVISION FOR INCOME TAXES

     The provision for income tax is primarily related to deferred Puerto Rico income taxes on the Company's income and losses related to its interests in Puerto Rico, without taking into account results of operations of Galapagos or Equus-Comuneros. Due to accumulated losses, none of these foreign subsidiaries require a provision for income taxes.


MINORITY INTEREST

     The Company's minority interest is attributed to the income and losses allocable to the minority partners of HDA, Galapagos and Equus-Comuneros. Since the accumulated losses of Galapagos allocable to minority partners exceeded their investment, for the three months ended March 31, 2002, the Company did not recognize minority interest in losses of Galapagos. If Galapagos generates profits in 2002, no minority interest will be recognized by the Company in profits up to $ 2,284,000.

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

     The following is a discussion of the liquidity and capital resources of the Company, including HDA and its subsidiary ECMC, as well as the Company's other subsidiaries ABN and SSI. Net cash flow from foreign subsidiaries of the Company (Equus Comuneros, S.A., and Galapagos, S.A) did not materially affect the consolidated cash flow of the Company for the three months ended March 31, 2002 and these activities are not discussed herein.


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

    (iii) Requesting designation of the El Comandante facility as a tourist zone to allow the addition of slot machines and authorization for low interest bonds or notes.

     (iv) Expanding simulcasting in Colombia and Dominican Republic as well as expanding pool races.

     (v)  Obtain new bank financing or financing by the Wilson family.

     (vi) Weekly payment of delinquent volume of business taxes pursuant to agreement.

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

     (i)  Issuance of Equus Entertainment 12%, cumulative preferred stock.

     (ii) Loans from affiliates.


For 2002 projected principal uses of cash, other than for operating activities at El Comandante, are:

     (i)  Principal payments on existing capital leases.

     (ii) Additional investments in SSI, principally for the acquisition and installation of VSAT equipment and for payment of satellite time contracted from a third party.

    (iii) Capital expenditures, as needed and/or required for the various racing operations.

     (iv) Interest and principal payments on the outstanding First Mortgage
          Notes.

     (v)  Weekly payment of delinquent excise taxes pursuant to agreement.

     (vi) Weekly payment of delinquent volume of business taxes pursuant to agreement


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
                                    ============


     As of March 31, 2001, HDA had advanced to Equus approximately $3.7 million against its allowable future distributions of profits, which is not in conformity with the terms of the Indenture. Management repaid these advances with the proceeds of a private placement offering of Equus Entertainment preferred stock on July 13, 2001. See Note 6, "Related Party Transactions".

     On December 15, 2001 and June 15, 2002 the ECG failed to pay interest of $7.2 million and principal of $10.2 million on the first Mortgage Notes (See
Note 5). This constitutes a default under the Indenture. In addition, defaults have occurred in the performance or breach, of covenants and/or warranties of
HDA and/or ECC.   There have been discussions with representatives of the
Governmental Development Bank for Puerto Rico and other government officials to explore ways to obtain funding to bring the interest and principal current on the Notes.

     It is not expected that the ECG will be able to meet the mandatory maturity dates of the First Mortgage Notes set forth above without obtaining additional financing from lending institutions or investors. Although the Company has had discussions with possible lenders and investors, it has received no commitments or other form of assurances that such financing will be forthcoming. Absent such financing, the ECG will not be able to meet its long-term commitments.

     Equus Comuneros, S.A. did not meet its loan payment commitments due to
financial institutions totaling $269,000 as of March 31, 2002.   The Company's
management subscribed debt restructuring agreements with these financial institutions. Should noncompliance continue, the lending entities could make their guarantees effective.

     GOVERNMENT MATTERS. El Commandant's horse racing and pari-mutuel wagering operations are subject to substantial government regulation. Pursuant to the Puerto Rico Horse Racing Industry and Sport Act (the "Racing Act"), the Racing Board and the Puerto Rico Racing Administrator (the "Racing Administrator") exercises regulatory control over El Commandant's racing and wagering operations. For example, the Racing Administrator determines the monthly racing program for El Comandante and approves the number of annual race days in excess of the statutory minimum of 180. The Racing Act also apportions payments of monies wagered that would be available as commissions to ECMC. The Racing Board consists of three persons appointed for four-year terms by the Governor of Puerto Rico. The Governor also appoints the Racing Administrator for a four-year term.

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

     2. For a six-month period commencing June 1, 2001 and ending November 30,2001, ECMC shall pay $50,000 per week against the October, 2000 through January, 2001 assessment. After the six month period, the Secretary will reevaluate the financial condition of ECMC and may, upon reasonable grounds, continue, modify or revoke the Agreement.

     3. ECMC is obligated to pay on a timely basis the current excise taxes and commissions due under Puerto Rico law.

     4. ECMC is obligated to provide and maintain a bond in favor of the Secretary in the amount of $500,000.

     5. In the event ECMC defaults during the term of this Agreement, the Secretary may accelerate the balance due plus any additional amounts due resulting from the default, including waived penalties of $167 thousand.

     As of August 15, 2001, all terms and conditions of the Agreement have been met by ECMC, including payment aggregating $2,200,000.

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

     As of March 31, 2002, Equus Comuneros, S.A. owed the Colombian Tax and National Customs Administration approximately $939,634, including interest, for withholding at source tax. Management has recently met with the Government to settle the amount outstanding. The plan proposed to the government is as follows:

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

     3. As of March 31, 2002, the outstanding principal balance was $826,159 and accrued interest was $2,150.

     EQUUS - COMUNEROS

     1. Equus-Comuneros is to pay Autotote the principal amount of $584,262 in unpaid service fees as of April 23, 2001, together with interest of $218,059 accrued through September 30, 2001.

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

     As of May 1, 2002, a Settlement Agreement (the "Agreement") was executed between Autotote Systems, Inc ("Autotote") and El Comandante Management Company LLC ("ECMC") whereby the obligations for each party were settled as follows:

     1. Galapagos assigned its rights to receive funds under the net award in Galapagos' favor.

     2. In consideration for ECMC extending their agreement with Autotote for a ten (10) year period commencing May 1, 2002, and terminating March 31, 2021, Autotote will write off $55,100 each year or the net amount due Autotote of $550,688.

     If for any reason ECMC defaults under this Agreement, or Autotote does not have the benefit of the license extension then the entire amount owed Autotote, including interest, less the amounts credited above, shall be reinstated as of May 1, 2002.

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

     El Comandante Group has also disputed since 1991 the Volume of Business Tax as assessed by the Municipality of Canovanas, in which El Comandante is located in Puerto Rico. The Company disputed the fact that the local municipality of Canovanas is assessing on the sales commissions earned by the numerous OTB agencies, located throughout the island of Puerto Rico. THE OTB agencies are also reporting and paying tax in their local communities. ECG claims double taxation and that the ECG should not be taxed on the agencies business. The Appellate Court of Puerto Rico ruled in favor of the Municipality of Canovanas and confirmed the deficiencies. The Puerto Rico Supreme Court denied a petition for hearing the case and as result the Appellate Court's decision is now final.

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

     5. In the event ECMC defaults during the term of this Agreement, the Secretary may accelerate the balance due plus any additional amounts due resulting from the default, including waived penalties of $167 thousand.

     As of August 15, 2001 all terms and conditions of the Agreement have been met by ECMC.

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


                                          Equus Gaming Company L.P.
                                          --------------------------------------
                                                 (Registrant)


                                          By:  Equus Management Company
                                               Managing General Partner


August 15, 2002                           /s/  Thomas B. Wilson
---------------                           --------------------------------------
                                          President, Chief Executive Officer,
                                            Director and Acting Chief
                                            Financial Officer


August  15, 2002                          /s/ James J. Wilson
----------------                          --------------------------------------
                                          Co-Chairman


                            CERTIFICATION PURSUANT TO
                  18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Equus Gaming Company L.P. (the "Company") on Form 10Q for the quarter ending March 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Thomas
B. Wilson, the Chief Executive Officer and Acting Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabarnes-Oxley Act of 2002, that:

     (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  August 15, 2002                   /s/ Thomas B.  Wilson
                                          --------------------------------------
                                          Thomas B.  Wilson
                                          Chief Executive Officer and
                                          Acting Chief Financial Officer

Equus Gaming Company L.P. anticipates replacing Arthur Andersen LLP within the next sixty (60) days.