Form 10-Q
period 2002-06-30
EQUUS GAMING CO LP
filed 2002-09-18
CIK 928423

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       (Mark One)

     /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002 OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 31, 2002). 14,389,824 Class A Units

                            EQUUS GAMING COMPANY L.P.
                                    FORM 10 Q
                                      INDEX


                                                                              PAGE
                                                                             NUMBER
                                                                             ------
PART I - FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements

        Consolidated Statements of Operations for the Six
        Months and Six months ended June 30, 2002 and 2001 (Unaudited)            3

        Consolidated Statements of Comprehensive Loss for the
        Six Months and Six months Ended June 30, 2002 and 2001 (Unaudited)        5

        Consolidated Balance Sheets at June 30, 2002 (Unaudited)
        and December 31, 2001 (Unaudited)                                         6

        Consolidated Statement of Changes in Partners' Deficit for the
        Six Months and Six months Ended June 30, 2002 (Unaudited)                 8

        Consolidated Statements of Cash Flows for the Six Months and Three
        Months Ended June 30, 2002 and 2001 (Unaudited)                           9

        Notes to Consolidated Financial Statements                               11

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations
        Results of Operations                                                    28
        Liquidity and Capital Resources                                          33


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                       37
Item 2.  Material Modifications of Rights of Registrant's Securities             39
Item 3.  Default upon Senior Securities                                          39
Item 4.  Submission of Matters to a Vote of Security Holders                     39
Item 5.  Other Information                                                       39
Item 6.  Exhibits and Reports on Form 8-K                                        39


Signatures                                                                       40

                            EQUUS GAMING COMPANY L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,


                                  (UNAUDITED)
                                                      2002          2001
                                                  ------------  -------------
REVENUES:
   Commissions on wagering                        $26,294,664   $ 26,774,900
   Gain on sale of assets                               5,639     (1,149,579)
   Other revenues                                   2,039,418      2,186,209
                                                  ------------  -------------
                                                   28,339,721     27,811,530
                                                  ------------  -------------
EXPENSES:
   Payments to horseowners                         13,851,273     14,422,847
   Salaries, wages and employee benefits            4,015,895      4,373,578
   Operating expenses                               4,425,924      5,703,698
   General and administrative                       2,408,089      2,975,221
   Marketing, television and satellite costs        1,870,656      3,100,182
   Financial expenses                               4,138,530      5,291,860
   Depreciation and amortization                    1,663,874      1,890,800
                                                  ------------  -------------
                                                   32,374,241     37,758,186
                                                  ------------  -------------

LOSS  BEFORE INCOME TAXES AND MINORITY INTEREST    (4,034,520)    (9,946,656)

PROVISION FOR INCOME TAXES                             26,215        110,842
                                                  ------------  -------------


LOSS  BEFORE MINORITY INTEREST                     (4,060,735)   (10,057,498)


MINORITY INTEREST IN LOSSES                          (312,811)      (937,731)
                                                  ------------  -------------

NET LOSS                                          $(3,747,924)  $ (9,119,767)
                                                  ============  =============


ALLOCATION OF NET LOSS:
   General partners                               $   (37,479)  $    (91,198)
   Limited partners                                (3,710,445)    (9,028,569)
                                                  ------------  -------------
                                                  $(3,747,924)  $ (9,119,767)
                                                  ------------  -------------
BASIC AND DILUTED LOSS PER UNIT AMOUNTS:          $     (0.26)  $      (1.07)
                                                  ============  =============
WEIGHTED AVERAGE UNITS OUTSTANDING                 14,389,824      8,505,398
                                                  ------------  -------------


The accompanying notes are an integral part of these consolidated statements

                            EQUUS GAMING COMPANY L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,

                                  (UNAUDITED)
                                                      2002          2001
                                                  ------------  ------------
REVENUES:
   Commissions on wagering                        $13,054,583   $10,784,162
   Gain on sale of investment                               -    (1,149,579)
   Other revenues                                     732,978     1,162,990
                                                  ------------  ------------
                                                   13,787,561    10,797,573
                                                  ------------  ------------
EXPENSES:
   Payments to horseowners                          6,811,961     6,037,596
   Salaries, wages and employee benefits            1,937,691     1,623,102
   Operating expenses                               2,201,787     2,987,370
   General and administrative                       1,198,413     1,050,785
   Marketing, television and satellite costs          997,758     1,486,983
   Financial expenses                               1,964,724     2,354,796
   Depreciation and amortization                      578,726       839,596
                                                  ------------  ------------
                                                   15,691,060    16,380,228
                                                  ------------  ------------

LOSS  BEFORE INCOME TAXES AND MINORITY INTEREST    (1,903,499)   (5,582,655)

PROVISION FOR INCOME TAXES                             13,047       (24,967)
                                                  ------------  ------------

LOSS  BEFORE MINORITY INTEREST                     (1,916,546)   (5,557,688)

MINORITY INTEREST IN LOSSES                          (137,595)     (470,780)
                                                  ------------  ------------

NET LOSS                                          $(1,778,951)  $(5,086,908)
                                                  ============  ============


ALLOCATION OF NET LOSS:
   General partners                               $   (17,790)  $   (50,869)
   Limited partners                                (1,761,161)   (5,036,039)
                                                  ------------  ------------
                                                  $(1,778,951)  $(5,086,908)
                                                  ------------  ------------
BASIC AND DILUTED LOSS PER UNIT AMOUNTS:          $     (0.12)  $     (0.60)
                                                  ============  ============
WEIGHTED AVERAGE UNITS OUTSTANDING                 14,389,824     8,505,398
                                                  ------------  ------------


The accompanying notes are an integral part of these consolidated statements

                            EQUUS GAMING COMPANY L.P.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                   FOR THE SIX AND THREE MONTHS ENDED JUNE 30,

                                (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30,
                                           2002          2001
                                       ------------  ------------
NET LOSS                               $(3,747,924)  $(9,119,767)

OTHER COMPREHENSIVE LOSS:

  Currency translation adjustments         235,587      (162,599)

                                       ------------  ------------
COMPREHENSIVE LOSS                     $(3,512,337)  $(9,282,366)
                                       ------------  ------------



FOR THE THREE MONTHS ENDED JUNE 30,


                                           2002          2001
                                       ------------  ------------

NET (LOSSES) EARNINGS                  $(1,778,951)  $(5,086,908)

OTHER COMPREHENSIVE (LOSSES) INCOME:

  Currency translation adjustments         186,517       (32,373)

                                       ------------  ------------
COMPREHENSIVE (LOSSES) INCOME          $(1,592,434)  $(5,119,281)
                                       ------------  ------------


The accompanying notes are an integral part of these consolidated statements

                            EQUUS GAMING COMPANY L.P.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                 JUNE 30      DECEMBER 31
                                  2002           2001
                              -------------  -------------
                               (UNAUDITED)    (UNAUDITED)
CASH AND CASH EQUIVALENTS:
  Unrestricted                $  1,052,358   $    917,731
  Restricted                       (87,700)       469,886
                              -------------  -------------
                                   964,658      1,387,617
                              -------------  -------------

PROPERTY AND EQUIPMENT:
  Land                           8,707,061      8,773,596
  Building and improvements     51,298,827     51,404,903
  Equipment                     16,582,874     16,564,768
                              -------------  -------------
                                76,588,762     76,743,267
  Accumulated depreciation     (26,822,151)   (24,947,693)
                              -------------  -------------
                                49,766,611     51,795,574
                              -------------  -------------

DEFERRED COSTS, NET:
  Financing                        835,277      1,133,065
  Other                            395,287         27,254
                              -------------  -------------
                                 1,230,564      1,160,319
                              -------------  -------------

OTHER ASSETS:
  Accounts receivable, net       3,234,154      3,535,264
  Notes receivable                  86,150        160,301
  Other assets                   2,367,038        892,324
                              -------------  -------------
                                 5,687,342      4,587,889
                              -------------  -------------

                              $ 57,649,175   $ 58,931,399
                              =============  =============


                                  (continues)

                            EQUUS GAMING COMPANY L.P.
                           CONSOLIDATED BALANCE SHEETS

                                   (continued)

                        LIABILITIES AND PARTNERS' DEFICIT


                                                      JUNE 30      DECEMBER 31
                                                       2002           2001
                                                   -------------  -------------
                                                     (UNAUDITED)    (UNAUDITED)
FIRST MORTGAGE NOTES:
  Principal, net of note discount of
    $438,717 and $538,169                          $ 54,074,254   $ 53,915,831
  Accrued interest                                    6,634,070      3,492,926
                                                   -------------  -------------
                                                     60,708,324     57,408,757
                                                   -------------  -------------

OTHER LIABILITIES:
  Accounts payable and accrued liabilities           24,147,825     24,526,507
  Outstanding winning tickets and refunds             1,488,633      1,693,721
  Notes payable                                       6,092,578      6,100,182
  Capital lease obligations                             992,966      1,256,335
                                                   -------------  -------------
                                                     32,722,002     33,576,745
                                                   -------------  -------------

DEFERRED INCOME TAXES                                 3,741,411      3,741,411
                                                   -------------  -------------

MINORITY INTEREST                                    (1,708,792)    (1,494,082)
                                                   -------------  -------------

COMMITMENTS AND CONTINGENCIES, SEE NOTE 2

PARTNERS' DEFICIT
  General Partner                                      (931,267)    (1,105,861)
  Limited Partners - 20,000,000 units authorized;
   14,389,824 units issued and outstanding.         (36,882,503)   (33,195,571)
                                                   -------------  -------------
                                                    (37,813,770)   (34,301,432)
                                                   -------------  -------------

                                                   $ 57,649,175   $ 58,931,399
                                                   =============  =============

                              EQUUS GAMING COMPANY L.P.
                CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                   (UNAUDITED)


                                        GENERAL       LIMITED
                                        PARTNERS      PARTNERS         TOTAL
                                      ------------  -------------  -------------
  BALANCES, DECEMBER 31, 2001         $(1,105,861)  $(33,195,571)  $(34,301,432)

    Net loss for the period               (37,479)    (3,710,445)    (3,747,924)

    Currency translation adjustments        2,356        233,231        235,587

                                      ------------  -------------  -------------
  BALANCES, JUNE 30, 2002             $(1,140,984)  $(36,672,785)  $(37,813,769)
                                      ============  =============  =============


The accompanying notes are an integral part of these consolidated statements

                            EQUUS GAMING COMPANY L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)


                                                          2002          2001
                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                   $(3,747,924)  $(9,119,767)
                                                      ------------  ------------
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities-
      Loss on sale of investment                                      1,149,579
      Depreciation and amortization                     2,120,085     2,267,076
      Deferred income tax provision                             -        26,916
      Minority interest                                  (312,811)     (937,731)
      Currency translation adjustments                    891,209       373,490
  Decrease (increase) in assets-
      Accounts receivable                                 301,111       (88,226)
      Prepayments and other assets                     (1,474,715)     (188,570)
  Increase (decrease) in liabilities-
      Accounts payable and accrued liabilities          2,762,461       849,695
      Outstanding winning tickets and refunds            (205,088)      139,754
                                                      ------------  ------------
       Total adjustments                                4,082,252     3,591,983
                                                      ------------  ------------

Net cash provided by operating activities                 334,328    (5,527,784)
                                                      ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (618,504)     (559,083)
  Deferred costs                                           58,039       192,435
  Decrease (increase) in notes receivable, net             74,151       252,910
  Panama desconsolidation                                               (83,895)
  Purchase of Panama Preferred Stocks                                (2,535,278)
                                                      ------------  ------------
Net cash provided by (used in)  investing activities     (486,314)   (2,732,911)
                                                      ------------  ------------


The accompanying notes are an integral part of these consolidated statements

                            EQUUS GAMING COMPANY L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)
                                   (continued)


                                                   2002          2001
                                                -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan proceeds from affiliates                 $        -   $ 2,325,025
  Payments on notes payable and capital
    lease obligations                             (270,973)     (531,186)
                                                -----------  ------------
Net cash used in  financing activities            (270,973)    1,793,839
                                                -----------  ------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                 (422,958)   (6,466,856)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD   1,387,617     7,437,301

                                                -----------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $  964,659   $   970,445
                                                ===========  ============

SUPPLEMENTAL INFORMATION:
  Interest paid                                 $  429,260   $ 4,142,095


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

     2) The Company then accepted 3,000 shares of $1,000 par value, preferred stock in exchange for net claims due the Company. The number of shares issued will be reduced if the net claims are less than $2,859,680. The final net claims on the Company's books amount to $3,294,391 and the investment was recorded at that amount as of September 30, 2001. Terms and conditions of the preferred stock issue are as follows:

          a. The shares will be redeemed by the issuer upon the racetrack's concession agreement being terminated or October 31, 2021, whichever comes first.

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

     The necessary restoration of the racetrack would, in management's opinion, require an initial investment of $12 million. Efforts to raise the $12 million by the due date were unsuccessful. Consequently, the concession expired on June 30, 2001, and the Company's bid bond in the amount of $450,000 was forfeited and thus, expensed during the fiscal year 2001. Subsequently, the concession was awarded to another operator in the fourth quarter of 2001, which resulted in the Company writing off its entire investment as of December 31, 2001.

     As noted in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations, has a partners' deficit of $37,813,770 and projects a negative cash flow for 2002. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern and to meet its obligations during 2002. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     Management has plans to overcome the Company's problems as follows:

     (i) Request license approval in Colombia and Dominican Republic for casino and/or sports book operations.

    (ii)  Continue to Implement cost reductions at all properties.

   (iii) Request designation of the El Comandante facility as a tourist zone, which would allow the addition of slot machines and authorization for low interest bonds or notes. As of August 31, 2002, such approvals have not been obtained.

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

     6. As of June 30, 2002, ECMC has paid a total of $2,850,000 on the indebtness.

     As of August 31, 2002, ECMC had fully complied with the terms and provisions of the Agreement.

     As of June 30, 2002, Equus Comuneros, S.A. owed the Colombian Tax and National Customs Administration approximately $1,108,119, including interest, for withholding at source tax. Management has recently met with the Government to settle the amount outstanding. The plan proposed to the government is as follows:

     1. Five (5) year amortization of 10%, 15%, 20%, 25% and 30%, respectively.

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

     As of August 31, 2002, ECMC was in compliance with the provisions of the agreement.

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

     CONSOLIDATION  AND  PRESENTATION

     The consolidated financial statements as of June 30, 2002 are unaudited but include all adjustments (consisting of normal recurring adjustments) which management considers necessary for a fair presentation of the consolidated results of operations for the interim periods. The operating results for the six months ended June 30, 2002 are not necessarily indicative of results for the year. Net losses per unit are calculated based on weighted average number of Units outstanding. Outstanding warrants to purchase Units do not have a material dilutive effect on the calculation of earnings per Unit.

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

     The Company has minority partners in HDA, Galapagos and Equus-Comuneros. Therefore, the Company recorded minority interest based on the earnings (losses) of these consolidated subsidiaries that are attributable to the minority partners, as follows:

                       FOR THE SIX MONTHS      FOR THE THREE MONTHS
                          ENDED JUNE 30,          ENDED JUNE 30,
                     ----------------------  ----------------------
                        2002        2001        2002        2001
                     ----------  ----------  ----------  ----------
SUBSIDIARY:
    HDA              $ (19,990)  $ (35,150)  $ (10,290)  $ (18,000)
    Galapagos                -           -           -           -
    Equus-Panama             -           -           -      65,651
    Equus-Comuneros   (292,821)   (902,581)   (127,305)   (518,431)
                     ----------  ----------  ----------  ----------
                     $(312,811)  $(937,731)  $(137,595)  $(470,780)
                     ----------  ----------  ----------  ----------

     In general, the minority interest is calculated based on the ownership interest of the minority partners. HDA has a minority partner owning a 1%
interest.   Galapagos' minority partners own a 45% interest.   However, during
the six months ended June 30, 2002 and 2001 the Company did not recognize a minority interest in Galapagos' losses amounting to $109,121, and $250,867, respectively, because the minority partners have no legal obligation to fund losses in excess of their investment. As of June 30, 2002 the accumulated losses, not allocated to the minority partners, amount to $2,415,052. Equus-Comuneros minority partners own a 50% interest.

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

     For the six months ended June 30, 2002 and 2001, net exchange losses resulting from re - measurement of accounts, together with losses from foreign currency transactions, amounted to $421,962 and $92,223 respectively, which amounts are included as operating expenses. Accumulated net loss from changes in exchange rates due to the translation of assets and liabilities of the foreign subsidiaries are included in partners' deficit and at June 30, 2002 and December 31, 2001 amounted to $47,572 and $283,159 respectively.

     The current exchange rates in Dominican Republic as of June 30, 2002 and 2001 were US$1.00 to FC$17.56 and US$1.00 to FC$16.66, respectively. The average exchange rates in Dominican Republic prevailing during the six months ended June 30, 2002 and 2001 were US$1.00 to FC$17.34 US$1.00 to FC$16.65, respectively. The current exchange rate in Colombia as of June 30, 2002 and 2001 were US$1.00 to FC$2,472 and $US1.00 to FC$2,305. The average exchange rate in Colombia prevailing during the six months ended June 30, 2002 and 2001 were US$1.00 to FC$2,374 and US$1.00 to FC$2,297.


2.   COMMITMENTS AND CONTINGENCIES:

     HORSE OWNERS' AGREEMENTS

     The Company has separate agreements with the horse owners' confederation of each country that establishes the amount payable to horse owners as purses in
exchange for the availability of thoroughbred horses for races.   Payments to
horse owners are, in general, based on a percentage of wagering.

     The Dominican Republic contract expires in December 2005. The Colombia contract expires on December 31, 2009. It provides for certain minimum guaranteed payments to horse owners during the first three years ($1.2 million in 2000, increased in 2001 and 2002 in accordance with an inflation factor).

     The Puerto Rico horse owners contract expires in July 2010.   Under the
contract, the horse owners are guaranteed  minimum earnings of $25,032,000 for
years 2000 and 2001.   ECMC is obligated among other things to pay the horse
owners $90,000 annually for administrative costs and 50% of the principal and interest owed on an outstanding Confederation loan with a principal balance due of $526,000, plus accrued interest. ECMC also must invest $3,000,000 in improvements to the racetrack during the 10-year term of the contract, as well as provide up to $2,000,000 of financing for 2001 related to the new horse
owners' contract are included in other expenses.   Additional costs incurred for
the year ended December 31, 2001 related to the new horse owners contract are included in other expenses.

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

     WAGERING SERVICES AGREEMENTS

     The Company has separate agreements with Autotote Systems, Inc. ("Autotote") and United Tote Company ("United Tote") for providing wagering services, software and equipment to each racetrack, necessary for the operation of the off-track betting system. Payments under these contracts prior to July 20, 2002 are summarized as follows:

1.  AUTOTOTE
    --------

                         EL COMANDANTE  V CENTENARIO   LOS COMUNEROS
                         -------------  ------------  ---------------
Expiration date              19-Jul-02     19-Jul-02       01-Jan-08
Cost of services, as a
 percentage of wagering           0.65%         0.65%          1.20%
Minimum amount per year  $     800,800   $   200,000   $          -

     As of July 20, 2002, ABN purchased from Autotote the totalisator computer system equipment and approximately 250 terminals. The purchase price for the computer system equipment is $125,000 and $500 per complete terminal. ABN shall pay for the equipment and terminals in 20 equal monthly installments together with interest at the rate of 8% per annum.

     As of July 20, 2002, Galapagos purchased from Autotote the totalisator computer system equipment and approximately 524 terminals. The purchase price for the computer system equipment is $135,000 and $500 per complete terminal. Galapagos shall pay for the equipment and terminals in 20 equal monthly installments together with interest at the rate of 8% per annum.

2.  UNITED TOTE
    -----------

     In August 2000 the Company obtained a $2.5 million unsecured loan at 3%
over prime due in December 29, 2004.    Principal and interest was to be paid
from .25% of the wagering handle for the first four (4) years of the service contract with United Tote.

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

     As of August 31, 2002 El Comandante has failed to pay a total $784,449, excluding interest due under the contract. If it is deemed that El Comandante has terminated the contract, El Comandante is liable for a termination fee of
$1,063,740.   At this time neither El Comandante nor the Company has the resources to pay the ongoing service charges or the termination fee.

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

     During the past years HDA has made early redemptions of First Mortgage Notes in connection with certain transactions. HDA has also purchased in the open market First Mortgage Notes which the Company intends to hold until maturity in cancellation of required partial redemptions in 2000 and 2001, as explained below. Following is a summary of these transactions:

                                                                                  HELD BY
                                               FACE           (PREMIUM)           ECG AT
TYPE OF TRANSACTION              DATE          VALUE           DISCOUNT          31-DEC-01
------------------------------  -------  ----------------  ----------------  -----------------
Redemption                      Mar-97   $        737,000  $        -        $              -
Redemption                      Sep-97          2,500,000    (250,000)                      -
Purchase in open market         Dec-98          7,500,000   1,000,000               7,500,000
Redemption, reduced by amount
  of notes held by the Company  Jan-99          2,620,000    (262,000)(a)            (380,000)
Purchase in open market         May-99            189,000      22,680                 189,000
Redemption reduced by amount
  of notes held by the Company  Jan-01            563,000                            (563,000)
                                         ----------------  ----------------  -----------------
                                         $ 23,999,409,000  $  510,680        $ 11,474,946,000
                                         ================  ================  =================

(a) Recorded as an expense by the Company in 1998.

     ECCC is required to partially redeem First Mortgage Notes commencing on December 15, 2000. The stated future maturities of the First Mortgage Notes at June 30, 2002, reduced by prior redemptions, are as follows (in thousands):

      DUE DURING THE YEAR   GROSS    PURCHASED IN       NET
      ENDING DECEMBER 31,   AMOUNT    OPEN MARKET     AMOUNT
      -------------------  --------  -------------  ----------
      2001                  10,200           6,746      3,454
      2002                  10,200               -     10,200
      2003                  40,800               -     40,800
                           --------  -------------  ----------
                            61,200           6,746     54,454
      Less - discount         (326)             54       (380)
                           --------  -------------  ----------
                           $60,874         $ 6,800  $  54,074
                           ========  =============  ==========

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



5.   BONDS AND NOTES PAYABLE AND CAPITAL LEASES:

     The Company's outstanding notes payable consist of the following:

                                                                          BALANCE AT
                                             MATURITY   INTEREST     JUNE 30    DECEMBER 31,
BORROWER                 DESCRIPTION           DATE       RATE        2002          2001
---------------------  ---------------       ---------  ---------  -----------  -------------
Equus-Comuneros        Term loans       (a)  various    variable   $   180,374  $     187,978
Equus Entertainment    Note payable     (b)   1-Jul-03  P+3.00%      3,431,955      2,500,000
Equus Entertainment    Promissory Note  (c)  On Demand  P+1.00%        100,000        100,000
Equus Entertainment    Promissory Note  (d)  On Demand  P+1.00%         50,000         50,000
Equus Entertainment    Promissory Note  (e)  On Demand  P+1.00%        120,000        120,000
Equus Entertainment    Promissory Note  (f)  On Demand  P+1.00%        250,025        250,025
Equus Entertainment    Promissory Note  (g)  On Demand  P+1.00%        300,000        300,000
Equus Entertainment    Promissory Note  (h)  On Demand  P+1.00%        205,000        205,000
Equus Entertainment    Promissory Note  (i)  On Demand  P+1.00%      1,300,000      1,300,000
Satellite Service Int  Promissory Note  (j)  On Demand  P+1.00%         53,750         53,750
Equus Entertainment    Promissory Note  (k)  On Demand  P+1.00%        563,429        563,429
Equus Entertainment    Promissory Note  (l)  On Demand  P+1.00%        330,000        330,000
Equus Entertainment    Promissory Note  (m)  On Demand  P+1.00%         70,000         70,000
Equus Entertainment    Promissory Note  (n)  On Demand  P+1.00%         70,000         70,000
                                                                   -----------  -------------
                                                                   $ 7,024,533  $   6,100,182
                                                                   -----------  -------------

     At June 30, 2002 and December 31, 2001, the prime rate (P) was 4.75%.

     (a) Management is in the process of renegotiating the terms of these financial obligations. Interest rates range from 7% to 14.01% over Colombia Fixed Term Deposit (FTD) rate. FTD at June 30, 2002 was 10.55%.

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

     (m) Throughout the period ended June 30, 2002, the Company received a net of $70,000 from Interstate Business Corporation, an entity controlled by the Wilson family, which also owns a controlling interest in the company, under an unsecured promissory note, payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.

     (n) On November 2, 2001, the ECG received $70,000 from Santa Maria Associates, an entity controlled by the Wilson family, which also owns a controlling interest in the company, under an unsecured promissory note, payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.



     The following table summarizes future minimum payments on capital leases and notes payable of the Company and its consolidated subsidiaries:

          DUE DURING THE YEAR    CAPITAL       NOTES
          ENDING JUNE 30,        LEASES       PAYABLE
          -------------------  -----------  -----------
               2003            $  360,111   $3,747,124
               2004               458,841       30,023
               2005               256,501    2,516,547
               2006                 3,092            -
                               -----------  -----------
                                1,078,545    6,293,694
          Imputed interest        (85,579)    (201,116)
                               -----------  -----------
                               $  992,966   $6,092,578
                               ===========  ===========

6.   RELATED PARTY TRANSACTIONS:

     SERVICES  AMONG  RELATED  PARTIES

     The following represents a summary of amounts accrued for services rendered by or from certain related parties, namely, EMC, IBC, American Community Properties Trust ("ACPT") and Interstate General Company L.P. ("IGC") during the six months and three months ended June 30, 2002, 2001 and 2000.

                                              SIX MONTHS         THREE MONTHS
                                             ENDED JUNE 30,     ENDED JUNE 30,
ENTITY             NATURE OF SERVICE         2002      2001     2002      2001
------------  ---------------------------  --------  --------  -------  --------
Rendered by:
ACPT          Support agreement            $      -  $    800  $     -  $    200
ACPT          Rent office Space                        14,000              3,500
EMC           Director's fees                39,500    45,500   18,750    20,000
IGC           Services of James J. Wilson    61,998   207,628   40,682   113,151
                                           --------  --------  -------  --------
                                           $101,498  $267,928  $59,432  $136,851
                                           ========  ========  =======  ========

7.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Based on quoted market prices, the fair value of the First Mortgage Notes as of June 30, 2002 was approximately $33,489,210 (as compared with a carrying value of $54,074,254). The carrying value of notes payable, capital leases and notes receivable approximates fair value. These obligations provide for variable rate interest. The carrying value of accounts receivable and accounts payable approximates fair value due to their short maturities.


8.  SEGMENT  INFORMATION:

     The Company has identified three reportable segments, based on geographical considerations: Puerto Rico, Dominican Republic and Colombia. The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on profit or loss before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses. The following presents the segment information for the six months ended June 30, 2002 and 2001 (in thousands).

                                 PUERTO    DOMINICAN
2002 - SIX MONTHS                 RICO     REPUBLIC     COLOMBIA    PANAMA    URUGUAY    TOTAL
                                --------  -----------  ----------  --------  ---------  --------
Commissions on wagering         $23,556   $    1,762   $     977   $     -   $      -   $26,295
Total revenues                   25,049        2,445         846         -          -    28,340
Financial expenses                4,017           22          99         -          -     4,138
Depreciation and amortization     1,370          199          95         -          -     1,664
Earnings (Loss) before income                                                                 -
taxes and minority interest      (3,207)        (243)       (586)        -          -    (4,036)
Capital improvements (net)          167          146         305         -          -       618
Total assets                     52,262        2,567       2,820         -          -    57,649

2001- SIX MONTHS
Commissions on wagering         $24,077   $    1,756   $     941   $     -   $      -   $26,774
Total revenues                   24,611        2,379         816         -          6    27,812
Financial expenses                4,852          105         327         -          8     5,292
Depreciation and amortization     1,543          179         168         -          -     1,890
Earnings (Loss) before income                                                                 -
taxes and minority interest      (6,939)        (557)     (1,787)        -       (663)   (9,946)
Capital improvements (net)          410          163         (14)        -          -       559
Total assets                     57,894        2,533       3,340         -          -    63,767

2002- QUARTER
Commissions on wagering         $11,678   $      854   $     523   $     -   $      -   $13,055
Total revenues                   12,435        1,015         338         -          -    13,788
Financial expenses                1,922            2          42         -          -     1,966
Depreciation and amortization       437           98          43         -          -       578
Earnings (Loss) before income                                                                 -
taxes and minority interest      (1,358)        (291)       (255)        -          -    (1,904)
Capital improvements (net)           66           40        (172)        -          -       (66)

2001- QUARTER
Commissions on wagering         $11,555   $      820   $     460   $(2,051)  $      -   $10,784
Total revenues                   11,225        1,292         380    (2,099)         -    10,798
Financial expenses                2,121          101         272      (139)         -     2,355
Depreciation and amortization       813           92          94      (159)         -       840
Earnings (Loss) before income                                                                 -
taxes and minority interest      (4,190)        (367)     (1,028)      134       (131)   (5,582)
Capital improvements (net)          414           96        (254)      (31)         -       225

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

     3. As of June 30, 2002, the outstanding principal balance was $826,159 and accrued interest was $2,150.

     EQUUS - COMUNEROS

     1. Comuneros owes the principal amount of $716,762 as of July 20,2002, plus interest of $365,485, for a total of $1,082,247;

     2. Provided that all payments due Autotote are made in accordance with the Agreement dated July 20, 2002, the amount of $1,082,247 will be settled for $450,000, together with simple interest of 8% per annum from July 20, 2002, until paid in full;

     3.   $50,000 paid upon execution of the Agreement, July 20, 2002;

     4.   $100,000 payable within 120 following the execution of the Agreement;

     5. Payment on a weekly basis by Comuneros and/or ABN of two (2) percent, one (1) percent of the handle from electronic lottery sales in Colombia, and one (1) percent of pari-mutuel sports wagering handle;

     6. Payments pursuant to the Agreement are guaranteed by ABN, SSI, Equus Entertainment Corp., Affiliates of Comuneros and by Interstate Business Corporation, which is beneficially owed and controlled by the Wilson Family who also owns a controlling interest in the Company.


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

     2. In consideration for ECMC extending their agreement with Autotote for a ten (10) year period commencing May 1, 2002, and terminating June 30, 2021, Autotote will write off $55,100 each year of the net amount due Autotote of $550,688.

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

     The following discussion compares the results of operations of the Company for the three and six months ended June 30, 2002, with the results for the three and six months ended June 30,2001.


                              RESULTS OF OPERATIONS

  QUARTER AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO QUARTER AND SIX MONTHS
  -----------------------------------------------------------------------------
                              ENDED JUNE 30, 2001
                              -------------------


REVENUES

     Consolidated Revenues increased in the second quarter of 2002 by $2,991,000 or 27.7%, as compared to the same quarter in 2001. Consolidate revenues increased by, $ 529,000 or (1.9%) for the six months ended June 30, 2002 to $28,340,000 as compared to $27,811,000 for the six months ended June 30, 2001. The majority of this increase was due to the sale of the Company's investment in Panama and the corresponding deconsolidation for the year 2001.

     COMMISSIONS ON WAGERING

     Commissions on wagering increased by $ 2,271,000 to $13,055,000 for the second quarter ended June 30, 2002 as compared to $10,784,000 in the second quarter of 2001. Commissions on wagering decreased by aproximately $ 480,000 or (1.8%) for the six months ended June 30, 2002 to $26,295,000 as compared to $26,775,000 for the six months ended June 30, 2001. The decrease in commissions was attributable to the following operations: El Comandante ($521,000), Dominican Republic $6,000, and Colombia $36,000.

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

     PUERTO RICO. Commissions on wagering at El Comandante increased $ 123,000,1.1%, to $ 11,678,000 in the second quarter of 2002 as compared to $11,555,000 in the second quarter of 2001. Commissions on wagering at El Comandante decreased $ 521,000, (2.2%) from $24,077,000 for the six months ended June 30, 2001 to $ 23,556,000 for the six months ended June 30, 2002. Commissions on wagering are directly related to the racetrack handle, which has
been in decline and hence a decline in the racetracks' commissions.   El
Comandante experienced declines in betting handle as a result of the poor racing program due to lack of proper scheduling of races by the Government Racing Authorities.

     DOMINICAN REPUBLIC. Commissions on wagering at V Centenario ("Galapagos") increased $34,000, 4.1%, to $854,000 in the second quarter of 2002 as compared to $820,000 in the second quarter of 2001.Commissions on wagering at V Centenario increased by $ 6,000, 0.3% from $1,756,000 for the six months ended June 30, 2001 to $ 1,762,000 for the six months ended June 30, 2002.

     COLOMBIA. Commissions on wagering at Comuneros S.A. increased by $63,000,13.7%, to $523,000 in the second quarter of 2002 as compared to $460,000 in the second quarter of 2001. Commissions on wagering at Comuneros S.A. increased by $36,000,3.8% from $941,000 for the six months ended June 30, 2001 to $977,000 for the six months ended June 30, 2002.

     NET REVENUES FROM LOTTERY SERVICES

     Since June 30, 2000, Autotote has provided services directly to the Lottery Operations [Dominican International Electronic Lottery, Inc. (LEIDSA)] and refused to pay Galapagos service fees under its service contract. See item 3, "Legal Proceedings".

     OTHER REVENUES

     Other revenues during the three and the six months ended June 30, 2002 decreased by $430,000 and $147,000, respectively, as compared to the same period in 2001.

EXPENSES

     For the reasons set forth below, total expenses during the three and six months ended June 30, 2002 decreased by $689,000, (4.2%) and $5,384,000,
(14.3%), respectively, as compared to the same period in 2001. Some of these expenses were non-recurring and are reported below under appropriate categories.

     PAYMENTS TO HORSE OWNERS

     Payments of purses to horse owners during the three and six months ended June 30, 2002 increased by $774,000, 12.8% and decreased by $572,000, (4.0%), respectively, as compared to the same period in 2001. The majority of this decrease was due to the sale of the Company's investment in Panama and the corresponding deconsolidation for the year 2001:

                                                Increase
                        2002         2001      (decrease)
                     -----------  -----------  -----------
ECMC (a)             $12,548,000  $12,944,000  $ (396,000)
Dominican Republic       881,000      847,000      34,000
Colombia                 422,000      632,000    (210,000)
                     -----------  -----------  -----------
                     $13,851,000  $14,423,000  $ (572,000)
                     ===========  ===========  ===========

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

     The additional $1,000,000 to be paid by ECMC to the Horse Owners Confederation will be deferred until approval is received from the Racing Board for simulcasting as outlined above.

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

     FINANCIAL EXPENSES

     Financial expenses for the three and six months ended June 30, 2002 decreased by $390,000,(16.6%) and by $1,153,000, (21.8%), respectively, as
compared to the same period in 2001.    The decrease was due to penalties and
interest on the unpaid excise taxes in 2001.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses for the three and six months ended June 30, 2002 decreased by $261,000, (31.1%) and by $227,000, (12.0%), respectively, as compared to the same period in 2001.

     OTHER EXPENSES

     Other expenses for the three and six months ended June 30, 2002 decreased by $1,920,000, (26.0%) and by $3,432,000, (21.2%), respectively, as compared to the same period in 2001. This decrease is primarily attributable to the deconsolidation of Panama for the period ended June 30, 2002.

                                       OTHER EXPENSES BY COUNTRY
             INCREASE (DECREASE) FOR SIX MONTHS ENDED JUNE 30, 2002 WHEN COMPARED WITH 2001

                    Salaries, wages    Operating      General and      Marketing , TV   Net (decrease)
Country              and benefits       expenses     administrative    and satellite       increase
-----------------  -----------------  ------------  ----------------  ----------------  ---------------
Puerto Rico:       $       (156,000)  $  (279,000)  $      (421,000)  $    (1,032,000)  $   (1,888,000)
Total Puerto Rico          (156,000)     (279,000)         (421,000)       (1,032,000)      (1,888,000)
Dominican Rep.              (23,000)     (429,000)          277,000           (45,000)        (220,000)
Colombia                   (179,000)     (475,000)          144,000          (152,000)        (662,000)
Uruguay                           -       (94,000)         (568,000)                          (662,000)
                   -----------------  ------------  ----------------  ----------------  ---------------
                   $       (358,000)  $(1,277,000)  $      (568,000)  $    (1,229,000)  $   (3,432,000)
                   =================  ============  ================  ================  ===============

                                      OTHER EXPENSES BY COUNTRY
           INCREASE (DECREASE) FOR THREE MONTHS ENDED JUNE 30, 2002 WHEN COMPARED WITH 2001

                 Salaries, wages    Operating      General and      Marketing , TV   Net (decrease)
Country           and benefits       expenses     administrative    and satellite       increase
--------------  -----------------  ------------  ----------------  ----------------  ---------------
Puerto Rico:    $         31,000   $  (330,000)  $      (229,000)  $      (501,000)  $   (1,029,000)
Dominican Rep.           (20,000)     (428,000)          162,000            (7,000)        (293,000)
Colombia                (123,000)     (468,000)          166,000           (42,000)        (467,000)
Uruguay                        -       (94,000)          (37,000)                -         (131,000)
                -----------------  ------------  ----------------  ----------------  ---------------
                $       (112,000)  $(1,320,000)  $        62,000   $      (550,000)  $   (1,920,000)
                =================  ============  ================  ================  ===============

PROVISION FOR INCOME TAXES

     The provision for income tax is primarily related to deferred Puerto Rico income taxes on the Company's income and losses related to its interests in Puerto Rico, without taking into account results of operations of Galapagos or Equus-Comuneros. Due to accumulated losses, none of these foreign subsidiaries require a provision for income taxes.


MINORITY INTEREST

     The Company's minority interest is attributed to the income and losses allocable to the minority partners of HDA, Galapagos and Equus-Comuneros. Since the accumulated losses of Galapagos allocable to minority partners exceeded their investment, for the six months ended June 30, 2002, the Company did not recognize minority interest in losses of Galapagos. If Galapagos generates profits in 2002, no minority interest will be recognized by the Company in profits up to $ 2,415,052.

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

     The following is a discussion of the liquidity and capital resources of the Company, including HDA and its subsidiary ECMC, as well as the Company's other subsidiaries ABN and SSI. Net cash flow from foreign subsidiaries of the Company (Equus Comuneros, S.A., and Galapagos, S.A) did not materially affect the consolidated cash flow of the Company for the six months ended June 30, 2002 and these activities are not discussed herein.


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

    (iv) Receive permission from the Government of Puerto Rico to allow video lottery terminals at the OTB Agencies.

     (v) Expanding simulcasting in Colombia and Dominican Republic as well as expanding pool races.

    (vi)  Obtain new bank financing or financing by the Wilson family.


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

     During 2001 principal uses of cash by the Company, HDA and its consolidated subsidiary for financing and investing activities were:

     (i)  Weekly payment of delinquent excise taxes pursuant to agreement.

    (ii) Weekly payment of delinquent volume of business taxes pursuant to agreement.

   (iii)  Principal payments on existing capital leases.

    (iv) Capital expenditures, as needed and/or required for the various racing operations.


     In addition to cash available to the Company at the beginning of the year and cash flow from operations, the Company obtained additional funds from financing and investing activities from the following sources:

     (i) Issuance of Equus Entertainment 12%, cumulative preferred stock to Kembt Corporation, an entity controlled by the Wilson Family.

    (ii)  Loans from affiliates of the Wilson Family.


For 2002 projected principal uses of cash, other than for operating activities at El Comandante, are:

     (i)  Weekly payment of delinquent excise taxes pursuant to agreement.

    (ii) Weekly payment of delinquent volume of business taxes pursuant to agreement.

   (iii)  Principal payments on existing capital leases.

    (iv) Capital expenditures, as needed and/or required for the various racing operations.

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
                                 ------------
                                      $54,454
                                 ============


     As of June 30, 2001, HDA had advanced to Equus approximately $3.7 million against its allowable future distributions of profits, which is not in conformity with the terms of the Indenture. Management repaid these advances with the proceeds of a private placement offering of Equus Entertainment preferred stock on July 13, 2001. See Note 6, "Related Party Transactions".

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

     It is not expected that the ECG will be able to meet the mandatory maturity dates of the First Mortgage Notes set forth above without obtaining permission from the Government to allow slot machines at the race track and video lottery terminals (VLT's) at the OTB agencies.

     Although EGC has had discussions with the Government regarding the slot machines and VLT's, there have been no commitments on other forms of assurances from the Government that the required approval is forth coming. Absent such approvals, the EGC will not be able to meet its long-term commitments.

     Equus Comuneros, S.A. did not meet its loan payment commitments due to
financial institutions totaling $269,000 as of June 30, 2002.   The Company's
management subscribed debt restructuring agreements with these financial institutions. Should noncompliance continue, the lending entities could make their guarantees effective.

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

     As of June 30, 2002, Equus Comuneros, S.A. owed the Colombian Tax and National Customs Administration approximately $939,634, including interest, for withholding at source tax. Management has recently met with the Government to settle the amount outstanding. The plan proposed to the government is as follows:

     1. Five (5) year amortization of 10%, 15%, 20%, 25% and 30%, respectively.

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

     3. As of June 30, 2002, the outstanding principal balance was $826,159 and accrued interest was $2,150.

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

     2. In consideration for ECMC extending their agreement with Autotote for a ten (10) year period commencing May 1, 2002, and terminating June 30, 2021, Autotote will write off $55,100 each year or the net amount due Autotote of $550,688.

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


                                          Equus Gaming Company L.P.
                                          ------------------------------------
                                                  (Registrant)


                                          By:  Equus Management Company
                                               Managing General Partner


September 17, 2002                             /s/  Thomas B. Wilson
-------------------                       ------------------------------------
                                          President, Chief Executive Officer,
                                            Director and Acting Chief
                                            Financial Officer


September 17, 2002                        /s/ James J. Wilson
-------------------                       ------------------------------------
                                          Co-Chairman

                            CERTIFICATION PURSUANT TO
                  18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Equus Gaming Company L.P. (the "Company") on Form 10Q for the quarter ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Thomas
B. Wilson, the Chief Executive Officer and Acting Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sabarnes-Oxley Act of 2002, that:

          -    the report has been reviewed;

          - based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

          - based on my knowledge, the financial statements and other financial information included in the report fairly present in all material respect the financial condition, results of operations and cash flows of the company, as of and for the period presented in the report;

          - I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules) for the company and I have designed such disclosure control and procedures to ensure that material information relating to the company, including its consolidated subsidiaries is made known to me by others within those entities particularly during the period in which the report is being prepared;

          - I evaluated the effectiveness of the company's disclosure controls and procedures as a of a date within 90 days prior to the filing date of the report (the "Evaluation Date") and

          - I presented in the report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

          - I have disclosed, based on my most recent evaluation to the company's auditors and evaluation and audit committee all significant deficiencies in the design or operation of internal controls which could adversely affect the company's ability to record, process summarize and report financial data, and have identified for the company's auditors any material weakness in internal control; and any fraud whether or not material, that involves management or other employees who have a significant role in the company's internal control, and

          - I have indicated in the report whether there were significant changes in internal control or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  September 17, 2002                    /s/  Thomas B. Wilson
                                              ----------------------------------
                                              Thomas B. Wilson
                                              Chief Executive Officer and Acting
                                              Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                  18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Equus Gaming Company L.P. (the "Company") on Form 10Q for the quarter ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Thomas
B. Wilson, the Chief Executive Officer and Acting Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabarnes-Oxley Act of 2002, that:

     (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  September 17, 2002                /s/  Thomas B. Wilson
                                          -------------------------------
                                          Thomas B. Wilson
                                          Chief Executive Officer and
                                          Acting Chief Financial Officer

Equus Gaming Company L.P. anticipates replacing Arthur Andersen LLP within the next sixty (60) days.