Form 10-Q
period 2002-09-30
EQUUS GAMING CO LP
filed 2002-11-14
CIK 928423

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          (Mark  One)

     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 OR

     / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM  __________TO___________

                        Commission file number 000-25306

                            EQUUS GAMING COMPANY L.P.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Virginia                            54-1719877
        ---------------------------------            ------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 1, 2002). 14,389,824 Class A Units

                               EQUUS  GAMING  COMPANY  L.P.
                                         FORM 10 Q
                                           INDEX

                                                                                      PAGE
                                                                                     NUMBER
                                                                                     ------
PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

         Consolidated Statements of Operations for the Nine
         Months and Three months ended September 30, 2002 and 2001 (Unaudited)            3

         Consolidated Statements of Comprehensive Loss for the
         Nine months and Three months ended September 30, 2002 and 2001 (Unaudited)       5

         Consolidated Balance Sheets at September 30, 2002 (Unaudited)
         and December 31, 2001 (Unaudited)                                                6

         Consolidated Statement of Changes in Partners' Deficit for the
         Nine Months and Three months ended September 30, 2002 (Unaudited)                8

         Consolidated Statements of Cash Flows for the Nine Months and Three
         Months Ended September 30,  2002 and 2001 (Unaudited)                            9

         Notes to Consolidated Financial Statements                                      11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations
         Results of Operations                                                           30
         Liquidity and Capital Resources                                                 35


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                               39
Item 2.  Material Modifications of Rights of Registrant's Securities                     42
Item 3.  Default upon Senior Securities                                                  42
Item 4.  Submission of Matters to a Vote of Security Holders                             42
Item 5.  Other Information                                                               42
Item 6.  Exhibits and Reports on Form 8-K                                                42

Signatures                                                                               43

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002                                       43

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002                                       44

                            EQUUS GAMING COMPANY L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                   (UNAUDITED)

                                                      2002          2001
                                                  ------------  -------------
 REVENUES:
   Commissions on wagering                        $37,849,342   $ 38,581,909
   Gain(Loss) on sale of assets                         5,639     (1,149,579)
   Other revenues                                   3,552,069      3,366,848
                                                  ------------  -------------
                                                   41,407,050     40,799,178
                                                  ------------  -------------
 EXPENSES:
   Payments to horseowners                         19,919,485     20,771,999
   Salaries, wages and employee benefits            5,952,560      6,757,868
   Operating expenses                               7,070,326      8,413,056
   General and administrative                       3,562,240      4,778,776
   Marketing, television and satellite costs        3,147,819      4,407,323
   Financial expenses                               6,661,872      7,263,359
   Depreciation and amortization                    2,831,151      2,907,981
                                                  ------------  -------------
                                                   49,145,453     55,300,362
                                                  ------------  -------------

 LOSS  BEFORE INCOME TAXES AND MINORITY INTEREST   (7,738,403)   (14,501,184)

 PROVISION FOR INCOME TAXES                            37,581        127,451
                                                  ------------  -------------


 LOSS  BEFORE MINORITY INTEREST                    (7,775,984)   (14,628,635)


 MINORITY INTEREST IN LOSSES                         (759,851)    (1,101,944)
                                                  ------------  -------------

 NET LOSS                                         $(7,016,133)  $(13,526,691)
                                                  ============  =============


 ALLOCATION OF NET LOSS:
   General partners                               $   (70,161)  $   (135,267)
   Limited partners                                (6,945,972)   (13,391,424)
                                                  ------------  -------------
                                                  $(7,016,133)  $(13,526,691)
                                                  ------------  -------------
 BASIC AND DILUTED LOSS PER UNIT AMOUNTS:         $     (0.49)  $      (0.94)
                                                  ============  =============
 WEIGHTED AVERAGE UNITS OUTSTANDING                14,389,824     14,389,824
                                                  ------------  -------------

The accompanying notes are an integral part of these consolidated statements

                            EQUUS GAMING COMPANY L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                   (UNAUDITED)

                                                      2002          2001
                                                  ------------  ------------
 REVENUES:
   Commissions on wagering                        $11,554,678   $11,807,009
   Gain on sale of investment                               -             -
   Other revenues                                   1,512,651     1,180,639
                                                  ------------  ------------
                                                   13,067,329    12,987,648
                                                  ------------  ------------
 EXPENSES:
   Payments to horseowners                          6,068,212     6,349,152
   Salaries, wages and employee benefits            1,936,665     2,384,290
   Operating expenses                               2,644,402     2,709,358
   General and administrative                       1,154,151     1,803,555
   Marketing, television and satellite costs        1,277,163     1,307,141
   Financial expenses                               2,523,342     1,971,499
   Depreciation and amortization                    1,167,277     1,017,181
                                                  ------------  ------------
                                                   16,771,212    17,542,176
                                                  ------------  ------------

 LOSS  BEFORE INCOME TAXES AND MINORITY INTEREST   (3,703,883)   (4,554,528)

 PROVISION FOR INCOME TAXES                            11,366        16,609
                                                  ------------  ------------

 LOSS  BEFORE MINORITY INTEREST                    (3,715,249)   (4,571,137)

 MINORITY INTEREST IN LOSSES                         (447,040)     (164,213)
                                                  ------------  ------------

 NET LOSS                                         $(3,268,209)  $(4,406,924)
                                                  ============  ============


 ALLOCATION OF NET LOSS:
   General partners                               $   (32,682)  $   (44,069)
   Limited partners                                (3,235,527)   (4,362,855)
                                                  ------------  ------------
                                                  $(3,268,209)  $(4,406,924)
                                                  ------------  ------------
 BASIC AND DILUTED LOSS PER UNIT AMOUNTS:         $     (0.23)  $     (0.31)
                                                  ============  ============
 WEIGHTED AVERAGE UNITS OUTSTANDING                14,389,824    14,389,824
                                                  ------------  ------------

The accompanying notes are an integral part of these consolidated statements


                            EQUUS GAMING COMPANY L.P.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30,

                                   (UNAUDITED)

FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,

                                              2002          2001
                                          ------------  -------------
 NET LOSS                                 $(7,016,133)  $(13,526,691)

 OTHER COMPREHENSIVE LOSS:

  Currency translation adjustments            632,537         21,819

COMPREHENSIVE LOSS                        $(6,383,596)  $(13,504,872)
                                          ------------  -------------

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                              2002           2001
                                          ------------  -------------

 NET (LOSSES) EARNINGS                    $(3,268,209)  $ (4,406,924)

 OTHER COMPREHENSIVE (LOSSES) INCOME:

  Currency translation adjustments            396,950        184,417

                                          ------------  -------------
COMPREHENSIVE (LOSSES) INCOME             $(2,871,259)  $ (4,222,507)
                                          ------------  -------------

The accompanying notes are an integral part of these consolidated statements


                            EQUUS GAMING COMPANY L.P.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                               SEPTEMBER 30    DECEMBER 31
                                   2002           2001
                              --------------  -------------
                               (UNAUDITED)   (UNAUDITED)
CASH AND CASH EQUIVALENTS:
  Unrestricted                $     335,500   $    917,731
  Restricted                        780,433        469,886
                              --------------  -------------
                                  1,115,933      1,387,617
                              --------------  -------------

PROPERTY AND EQUIPMENT:
  Land                            8,472,287      8,773,596
  Building and improvements      51,148,901     51,404,903
  Equipment                      18,484,023     16,564,768
                              --------------  -------------
                                 78,105,211     76,743,267
  Accumulated depreciation      (28,283,714)   (24,947,693)
                              --------------  -------------
                                 49,821,497     51,795,574
                              --------------  -------------

DEFERRED COSTS, NET:
  Financing                         678,585      1,133,065
  Other                             434,339         27,254
                              --------------  -------------
                                  1,112,924      1,160,319
                              --------------  -------------

OTHER ASSETS:
  Accounts receivable, net        3,722,302      3,535,264
  Notes receivable                   64,830        160,301
  Other assets                    1,449,294        892,324
                              --------------  -------------
                                  5,236,426      4,587,889
                              --------------  -------------

                              $  57,286,780   $ 58,931,399
                              ==============  =============

The accompanying notes are an integral part of these consolidated statements

                            EQUUS GAMING COMPANY L.P.
                           CONSOLIDATED BALANCE SHEETS

                                   (continued)

                        LIABILITIES AND PARTNERS' DEFICIT


                                                     SEPTEMBER 30    DECEMBER 31
                                                         2002           2001
                                                    --------------  -------------
                                                     (UNAUDITED)     (UNAUDITED)
FIRST MORTGAGE NOTES:
  Principal, net of note discount of
    $317,779 and $538,169                           $  54,136,221   $ 53,915,831
  Accrued interest                                      8,210,182      3,492,926
                                                    --------------  -------------
                                                       62,346,403     57,408,757
                                                    --------------  -------------

OTHER LIABILITIES:
  Accounts payable and accrued liabilities             23,846,269     24,526,507
  Outstanding winning tickets and refunds               2,021,605      1,693,721
  Notes payable                                         6,997,702      6,100,182
  Capital lease obligations                               865,361      1,256,335
                                                    --------------  -------------
                                                       33,730,937     33,576,745
                                                    --------------  -------------

DEFERRED INCOME TAXES                                   3,741,411      3,741,411
                                                    --------------  -------------

MINORITY INTEREST                                      (1,846,942)    (1,494,082)
                                                    --------------  -------------

COMMITMENTS AND CONTINGENCIES, SEE NOTE 2

PARTNERS' DEFICIT
  General Partner                                        (959,980)    (1,105,861)
  Limited Partners - 20,000,000 units authorized;
   14,389,824 units issued and outstanding.           (39,725,049)   (33,195,571)
                                                    --------------  -------------
                                                      (40,685,029)   (34,301,432)
                                                    --------------  -------------

                                                    $  57,286,780   $ 58,931,399
                                                    ==============  =============

  The accompanying notes are an integral part of these consolidated statements

                              EQUUS GAMING COMPANY L.P.
                CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                   (UNAUDITED)


                                        GENERAL        LIMITED
                                        PARTNERS      PARTNERS         TOTAL
                                      ------------  -------------  -------------
  BALANCES, DECEMBER 31, 2001         $(1,105,861)  $(33,195,571)  $(34,301,432)

    Net loss for the period               (70,161)    (6,945,972)    (7,016,133)

    Currency translation adjustments        6,325        626,212        632,537


                                      ------------  -------------  -------------
  BALANCES, SEPTEMBER 30, 2002        $(1,169,697)  $(39,515,331)  $(40,685,028)
                                      ============  =============  =============

  The accompanying notes are an integral part of these consolidated statements

                            EQUUS GAMING COMPANY L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                                          2002          2001
                                                      ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                   $(7,016,133)  $(13,526,691)
                                                      ------------  -------------
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities-
      Loss on sale of investment                                       1,149,579
      Gain on sale of assets                               (5,639)
      Depreciation and amortization                     4,105,292      3,499,703
      Deferred income tax provision                             -         61,309
      Minority interest                                  (759,851)    (1,101,944)
      Currency translation adjustments                  1,597,049        617,319
  Decrease (increase) in assets-
      Accounts receivable                                (187,038)      (503,542)
      Prepayments and other assets                       (556,969)      (105,941)
  Increase (decrease) in liabilities-
      Accounts payable and accrued liabilities          4,037,016      4,723,788
      Outstanding winning tickets and refunds             327,884        435,463
                                                      ------------  -------------
       Total adjustments                                8,557,744      8,775,734
                                                      ------------  -------------

Net cash provided by operating activities               1,541,611     (4,750,957)
                                                      ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (2,214,586)    (4,508,992)
  Deferred costs                                          398,545        196,475
  Decrease (increase) in notes receivable, net             95,471        286,301
  Panama desconsolidation                                                (83,895)
  Purchase of Panama Preferred Stocks                                 (3,089,231)
                                                      ------------  -------------
Net cash provided by (used in)  investing activities   (1,720,570)    (7,199,342)
                                                      ------------  -------------

  The accompanying notes are an integral part of these consolidated statements

                                  EQUUS GAMING COMPANY L.P.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                                          2002          2001
                                                       -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan proceeds from affiliates                        $        -   $ 3,288,454
  Proceeds from working capital loan from United Tote     931,956
  Issuance of preferred stock net of costs                            6,882,037
  Payments of financing costs                            (599,271)
  Payments on notes payable and capital
    lease obligations                                    (425,410)   (4,157,178)
                                                       -----------  ------------
Net cash used in  financing activities                    (92,725)    6,013,313
                                                       -----------  ------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                        (271,684)   (5,936,987)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          1,387,617     7,437,301

                                                       -----------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $1,115,933   $ 1,500,314
                                                       ===========  ============

SUPPLEMENTAL INFORMATION:
  Interest paid                                        $  363,493   $ 8,173,896

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

          b. The purchaser has committed to using its best efforts to release the Company from any obligations the Company may have assumed under its concession from the Government of Panama in operating and managing Hipodromo Presidente Remon. Until such time as the aforementioned release is received by the Company, the purchaser has drafted an "Undertaking and Indemnity" document indemnifying the Company from any claims by the Government of Panama under the Concession Agreement.

     2) The Company then accepted 3,000 shares of $1,000 par value, preferred stock in exchange for net claims due the Company. The number of shares issued were to be reduced if the net claims were less than $2,859,680. The final net claims on the Company's books amounted to $3,294,391 and the investment was recorded at that amount as of September 30, 2001. Terms and conditions of the preferred stock issue are as follows:

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

     As of November 1, 2002, the Company has not received copies of the fully executed documents mentioned above, nor received the 3,000 shares of preferred stock.

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

     By means of Resolution 213 of October 31, 2001, of the Colombian Superintendency of Societies, Equus Comuneros was accepted for government supervised restructuring under the provisions of Colombian Law 550 of 1999.

     Presently, negotiations with the Comuneros creditors are in process and will result in one of the following two situations:

     1. The creditors believe that Comuneros is a viable operation and will settle all claims, or

     2. The creditors believe that Comuneros is not viable causing an end to claim negotiations and thereby forcing the government to commence liquidation pursuant to Colombian law.

     Equus Comuneros has not considered it necessary to make any adjustments to the financial statements with respect to it not being able to continue operating.

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

     As noted in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations, has a partners' deficit of $40,685,029 and projects a negative cash flow for 2002. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern and to meet its obligations during 2002. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     Management has plans to overcome the Company's problems as follows:

     (i) Request license approval in Colombia and Dominican Republic for casino and/or sports book operations.

     (ii) Continue to Implement cost reductions at all properties.

     (iii) Request designation of the El Comandante facility as a tourist zone, which would allow the addition of slot machines and authorization for low interest bonds or notes. As of November 1, 2002, such approvals have not been obtained.

     (iv) Expand simulcasting in Colombia and Dominican Republic as well as expand betting pool races.

     (v)  Obtain new bank financing or financing by the Wilson family.

     There can be no assurance that any of the above will be achieved, or if achieved, the results will be sufficient to enable the Company to continue to operate.

     On December 15, 2000 and June 15, 2002, the ECG failed to pay interest of $7.2 million and principal of $10.2 million on the First Mortgage Notes (See
Note 3). This constituted a default under the Indenture. In addition, defaults have occurred in the performance or breach, of covenants and/or warranties of HDA and/or ECCC. There have been discussions with representatives of the Government Development Bank for Puerto Rico and other government officials to explore ways to obtain funds to bring the interest and principal current on the Notes.

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

     6. As of September 30, 2002, ECMC has paid a total of $3,500,000 on the indebtedness.

     As of November 1, 2002, ECMC had fully complied with the terms and provisions of the Agreement.

     As of September 30, 2002, Equus Comuneros, S.A. owed the Colombian Tax and National Customs Administration approximately $1,066,502, including interest, for withholding at source tax. Management has recently met with the Government to settle the amount outstanding. The plan proposed to the government is as follows:

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

          As of November 1, 2002, ECMC was in compliance with the provisions of the agreement.

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

     By means of Resolution 213 of October 31, 2001, of the Colombian Superintendency of Societies, Equus Comuneros was accepted for government supervised restructuring under the provisions of Colombian Law 550 of 1999.

     Presently, negotiations with the Comuneros creditors are in process and will result in one of the following two situations:

     1. The creditors believe that Comuneros is a viable operation and will settle all claims, or

     2. The creditors believe that Comuneros is not viable causing an end to claim negotiations and thereby forcing the government to commence liquidation pursuant to Colombian law.

     Equus Comuneros has not considered it necessary to make any adjustments to the financial statements with respect to it not being able to continue operating.


     CONSOLIDATION  AND  PRESENTATION

     The consolidated financial statements as of September 30, 2002 are unaudited but include all adjustments (consisting of normal recurring adjustments) which management considers necessary for a fair presentation of the consolidated results of operations for the interim periods. The operating results for the nine months ended September 30, 2002 are not necessarily indicative of results for the year. Net losses per unit are calculated based on weighted average number of Units outstanding. Outstanding warrants to purchase Units do not have a material dilutive effect on the calculation of earnings per Unit.

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

     The Company has minority partners in HDA, Galapagos and Equus-Comuneros. Therefore, the Company recorded minority interest based on the earnings (losses) of these consolidated subsidiaries that are attributable to the minority partners, as follows:

                          FOR THE NINE MONTHS    FOR THE THREE MONTHS
                          ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                       ----------  ------------  ----------  ----------
                          2002         2001         2002        2001
                       ----------  ------------  ----------  ----------
  SUBSIDIARY:
      HDA              $ (34,880)  $   (62,800)  $ (14,890)  $ (27,650)
      Galapagos                -             -           -           -
      Equus-Panama             -             -           -           -
      Equus-Comuneros   (724,971)   (1,039,144)   (432,150)   (136,563)
                       ----------  ------------  ----------  ----------
                       $(759,851)  $(1,101,944)  $(447,040)  $(164,213)
                       ----------  ------------  ----------  ----------

     In general, the minority interest is calculated based on the ownership interest of the minority partners. HDA has a minority partner owning a 1%
interest.   Galapagos' minority partners own a 45% interest.   However, during
the nine months ended September 30, 2002 and 2001 the Company did not recognize a minority interest in Galapagos' losses amounting to $267,769, and $279,182, respectively, because the minority partners have no legal obligation to fund losses in excess of their investment. As of September 30, 2002 the accumulated losses, not allocated to the minority partners, amount to $2,573,700. Equus-Comuneros minority partners own a 50% interest.

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

     For the nine months ended September 30, 2002 and 2001, net exchange losses resulting from re - measurement of accounts, together with losses from foreign currency transactions, amounted to $961,113 and $373,795 respectively, which amounts are included as operating expenses. Accumulated net loss from changes in exchange rates due to the translation of assets and liabilities of the foreign subsidiaries are included in partners' deficit and at September 30, 2002 and December 31, 2001 amounted to $349,378 and $283,159 respectively.

     The current exchange rates in Dominican Republic as of September 30, 2002 and 2001 were US$1.00 to FC$17.56 and US$1.00 to FC$17.15, respectively. The average exchange rates in Dominican Republic prevailing during the nine months ended September 30, 2002 and 2001 were US$1.00 to FC$17.41 and US$1.00 to FC$16.99, respectively. The current exchange rate in Colombia as of September 30, 2002 and 2001 were US$1.00 to FC$2,904 and $US1.00 to FC$2,407. The average exchange rate in Colombia prevailing during the nine months ended September 30, 2002 and 2001 were US$1.00 to FC$2,484 and US$1.00 to FC$2,301.


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

     The Puerto Rico horse owners contract expires in July 2010.   Under the
contract, the horse owners are guaranteed  minimum earnings of $25,032,000 for
years 2000 and 2001.   ECMC is obligated among other things to pay the horse
owners $90,000 annually for administrative costs and 50% of the principal and interest owed on an outstanding Confederation loan with a principal balance due of $526,000, plus accrued interest. ECMC also must invest $3,000,000 in improvements to the racetrack during the 10-year term of the contract, as well as provide up to $2,000,000 of financing the purchase of horses. Expenses related to the new horse owners' contract are included in Other Expenses.

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

     WAGERING SERVICES AGREEMENTS

     The Company has separate agreements with Autotote Systems, Inc. ("Autotote") and United Tote Company ("United Tote") for providing wagering services, software and equipment to each racetrack, necessary for the operation of the off-track betting system. Payments under these contracts prior to July 20, 2002 are summarized as follows:

1.  AUTOTOTE
    --------

                         EL COMANDANTE  V CENTENARIO   LOS COMUNEROS
                         -------------  ------------  ---------------
Expiration date              31-Mar-12     19-Jul-02       01-Jan-08
Cost of services, as a
 percentage of wagering          0.65%         0.65%           1.20%
Minimum amount per year  $     800,800  $    200,000   $           -

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


     OTHER LONG-TERM AGREEMENTS

     El Comandante has also entered in other long-term contracts that are essential for the operation of its racetracks such as to guarantee television coverage in Puerto Rico. ECMC has an agreement with S&E Network, Inc. ("S&E") that requires the purchase of television time for a minimum of 910 hours at the rate of $725 (effective February 1997) per hour, adjusted annually by CPI, or at the rate of $900 per hour, also subject to CPI adjustments, if television time after 7:00 PM is needed. The contract is non-cancelable by either party during the initial term, which expires on December 2006. The term is automatically extended for successive 5 year periods by request of ECMC. During this extended term, the contract can be canceled by S&E, upon payment of liquidating damages of $2 million plus CPI after January 1997.

     On August 1, 2001, El Comandante entered into a five (5) year contract with Satelites Mexicanos, S.A. de C.V. ("Satmex"), to provide 18MHz of Ku Band satellite time for the broadcast of its live racing program and potential resale. The contract also provided for the payment of overtime charges of $287,364, including interest, incurred in the previous C Band contract.

     As of September 30, 2002 El Comandante has failed to pay a total $723,937, including interest due under the contract. If it is deemed that El Comandante has terminated the contract, El Comandante is also liable for a termination fee
of $1,063,740.   At this time neither El Comandante nor the Company has the resources to pay the ongoing service charges or the termination fee.

     CONTRIBUTIONS

     In connection with the termination of the lease agreement of El Comandante, ECMC assumed certain commitments made by ECOC to make contributions (subject to availability of funds) to several charitable and educational institutions during a four-year period ending in 2001. These obligations are included in accounts payable and, at September 30, 2001 amounted to $290,000. Due to the lack of available funds no contributions were made in 2001, and there being no further obligation, the balance was written off at December 31, 2001.


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


3.  FIRST MORTGAGE NOTES:

     On December 15, 1993, pursuant to a private offering, (i) El Comandante Capital Corp. ("ECCC"), a single-purpose wholly owned subsidiary of HDA, issued first mortgage notes in the aggregate principal amount of $68 million (the "First Mortgage Notes") under an indenture (the "Indenture") between ECCC, HDA and Banco Popular de Puerto Rico, as trustee (the "Trustee"), and (ii) HDAMC issued Warrants to purchase 68,000 shares of Class A Common Stock of HDAMC. In March 1995, the Warrants automatically became exercisable to purchase an aggregate of 1,205,232 units of the Company from

HDAMC (see Note 4). Upon issuance of the Warrants, HDA recorded note discount of $2,040,000 equal to the fair value of the Warrants. Such note discount is being amortized using the interest method over the term of the First Mortgage Notes.

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

     During the past years HDA has made early redemptions of First Mortgage Notes in connection with certain transactions. HDA has also purchased in the open market First Mortgage Notes which the Company intends to hold until maturity in cancellation of required partial redemptions in 2000 and 2001, as explained below. Following is a summary of these transactions:

                                                                       HELD BY
                                 FACE     (PREMIUM)                    ECG AT
TYPE OF TRANSACTION              DATE       VALUE        DISCOUNT    31-DEC-01
------------------------------  -------                -----------  -----------
Redemption                      Mar-97   $    737,000  $        -   $         -
Redemption                      Sep-97      2,500,000    (250,000)            -
Purchase in open market         Dec-98      7,500,000   1,000,000     7,500,000
Redemption, reduced by amount
  of notes held by the Company  Jan-99      2,620,000   (262,000)(a)   (380,000)
Purchase in open market         May-99        189,000      22,680       189,000
Redemption reduced by amount
  of notes held by the Company  Jan-01        563,000    (563,000)
                                         $ 14,109,000  $  510,680   $ 6,746,000
                                         ============  ===========  ============

(a) Recorded as an expense by the Company in 1998.

     ECCC is required to partially redeem First Mortgage Notes commencing on December 15, 2000. The stated future maturities of the First Mortgage Notes, reduced by prior redemptions, are as follows (in thousands):

        DUE DURING THE YEAR   GROSS    PURCHASED IN     NET
        ENDING DECEMBER 31,   AMOUNT    OPEN MARKET    AMOUNT
        -------------------  --------  -------------  --------
                2001          10,200           6,746    3,454
                2002          10,200               -   10,200
                2003          40,800               -   40,800
                              61,200           6,746   54,454
          Less - discount       (264)             54     (318)
                             $60,936   $       6,800  $54,136
                             ========  =============  ========

      HDA may also redeem First Mortgage Notes at the following redemption prices (expressed as percentages of principal amount), in each case together with accrued and unpaid interest:

         DURING THE 12 MONTH PERIOD
         BEGINNING ON DECEMBER 15,
         -------------------------
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

     It is not expected that the ECG will be able to meet the mandatory maturity dates of the First Mortgage Notes as set forth above without obtaining additional financing from lending institutions or investors. Although the ECG has had discussions with possible lenders and investors, it has received no commitment or other form of assurance that such financing will be forthcoming. Absent such financing, the ECG will not be able to meet its long-term
commitments.    The Trustee of the First Mortgage Notes has advised the
Company's legal counsel that the bondholders will demand payment in full of the First Mortgage Notes, as provided by the Indenture.

     HDA is required to purchase First Mortgage Notes, at face value, to the extent that HDA has accumulated excess cash flow, asset sales with net proceeds in excess of $5 million (to the extent these proceeds are not invested in HDA's racing business within a year), or a total taking or casualty, or in the event of a change of control of HDA.

     The Indenture contains certain covenants, one of which restricts the amount of distributions by HDA to its partners, including the Company. Permitted distributions are limited to approximately 48% of HDA's consolidated net earnings. In connection with certain approvals required from note holders, HDA agreed to temporarily reduce these distributions by 17%. HDA is permitted to make additional cash distributions to partners and other Restricted Payments, as defined under the Indenture, equal to 44.25% of the excess of HDA's cumulative consolidated net income after December 31, 1993 over the cumulative amount of the 48% Distributions, provided that HDA meets a certain minimum debt coverage ratio. HDA has not met this debt coverage ratio. As of June 30, 2001, HDA had advanced to the Company approximately $3.8 million against its allowable future distributions of profits, which was not in conformity with the terms of the Indenture.

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

5.  BONDS AND NOTES PAYABLE AND CAPITAL LEASES:

     The  Company's  outstanding  notes  payable  consist  of  the  following:

                                                                           BALANCE AT

                                             MATURITY   INTEREST   SEPTEMBER 30   DECEMBER 31,
BORROWER                 DESCRIPTION           DATE       RATE         2002           2001
---------------------  ---------------       ---------  ---------  -------------  -------------
Equus-Panama           Term loan        (c)  25-Apr-00     10.75%              -              -
Equus-Comuneros        Term loans       (a)  various    variable   $     153,542  $     187,978
Equus Entertainment    Note payable     (b)   1-Jul-03  P+3.00%        3,431,956      2,500,000
Equus Entertainment    Promissory Note  (c)  On Demand  P+1.00%          100,000        100,000
Equus Entertainment    Promissory Note  (d)  On Demand  P+1.00%           50,000         50,000
Equus Entertainment    Promissory Note  (e)  On Demand  P+1.00%          120,000        120,000
Equus Entertainment    Promissory Note  (f)  On Demand  P+1.00%          250,025        250,025
Equus Entertainment    Promissory Note  (g)  On Demand  P+1.00%          300,000        300,000
Equus Entertainment    Promissory Note  (h)  On Demand  P+1.00%          205,000        205,000
Equus Entertainment    Promissory Note  (i)  On Demand  P+1.00%        1,300,000      1,300,000
Satellite Service Int  Promissory Note  (j)  On Demand  P+1.00%           53,750         53,750
Equus Entertainment    Promissory Note  (k)  On Demand  P+1.00%          563,429        563,429
Equus Entertainment    Promissory Note  (l)  On Demand  P+1.00%          330,000        330,000
Equus Entertainment    Promissory Note  (m)  On Demand  P+1.00%           70,000         70,000
Equus Entertainment    Promissory Note  (n)  On Demand  P+1.00%           70,000         70,000
                                                                   -------------  -------------
                                                                   $   6,997,702  $   6,100,182
                                                                   =============  =============

     At September 30, 2002 and December 31, 2001, the prime rate (P) was 4.75%.

     (a) Management is in the process of renegotiating the terms of these financial obligations. Interest rates range from 7% to 14.01% over Colombia Fixed Term Deposit (FTD) rate. FTD at September 30, 2002 was 7.91%.

     (b) In August 2000 the Company obtained a $2.5 million unsecured loan at 3% over prime due December 29, 2004. Effective April 1, 2002, the Company and United Tote amended and restated the prior promissory note dated August 11, 2000, for $2,500,000, due December 29, 2004, as follows:

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

     (c) On March 21, 2001, the Company received $100,000 from El Monte Properties, an entity controlled by the Wilson family who also owns a controlling interest in the Company under an unsecured promissory note payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivables from non-Puerto Rico affiliates and working capital.

     (d) On March 21, 2001, the Company received $50,000 from Santa Maria Associates, an entity controlled by the Wilson family who also owns a controlling interest in the Company under an unsecured promissory note payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.

     (e) On April 6, 2001, the Company received $120,000 from El Monte Properties, an entity controlled by the Wilson family who also owns a controlling interest in the Company, under an unsecured promissory note payable on demand with interest accruing at 1% over prime, payable on demand by El Monte Properties, controlled by the Wilson family which also owns a controlling interest in the Company. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.

     (f) On April 26, 2001, the Company received $250,025 from Insular Properties, an entity controlled by the Wilson family who also owns a controlling interest in the Company, under an unsecured promissory note payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.

     (g) On April 30, 2001, the Company received $300,000 from Insular Properties, an entity controlled by the Wilson family who also owns a controlling interest in the Company, under an unsecured promissory note payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.

     (h) On May 11, 2001, the Company received $205,000 from Insular Properties, an entity controlled by the Wilson family who also owns a controlling interest in the Company under an unsecured promissory note payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.

     (i) On June 14, 2001, the Company received $1,300,000 from El Monte Properties, an entity controlled by the Wilson family who also owns a controlling interest in the Company, under an unsecured promissory note payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.

     (j) On July 20, 2001, Satellites Services International, Inc. received $53,750 from Santa Maria Associates, an entity controlled by the Wilson family who also owns a controlling interest in the company, under an unsecured promissory note, payable on demand with interest accruing at 1% over prime. The proceeds were used for working capital.

     (k) On September 21, 2001, the ECG received $523,429 from Santa Maria Associates, an entity controlled by the Wilson family who also owns a controlling interest in the Company, under a unsecured promissory note, payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivables due fro non-Puerto Rico affiliates and working capital.

     (l) On September 21, 2001 Equus-Comuneros received $40,000 from Santa Maria Associates, an entity controlled by the Wilson family who also owns a controlling interest in the Company under a promissory note, payable on demand with interest accruing at 1% over prime. The proceeds were used for working capital.

     (m) On September 27, 2001, the Company received $330,000 from Santa Maria Associates, an entity controlled by the Wilson family, who also owns a controlling interest in the company, under an unsecured promissory note, payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.

     (n) Throughout the period ended September 30, 2002, the Company received a net of $70,000 from Interstate Business Corporation, an entity controlled by the Wilson family, who also owns a controlling interest in the company, under an unsecured promissory note, payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.

     (o) On November 2, 2001, the Company received $70,000 from Santa Maria Associates, an entity controlled by the Wilson family, who also owns a controlling interest in the company, under an unsecured promissory note, payable on demand with interest accruing at 1% over prime. The proceeds were used to purchase El Comandante receivables due from non-Puerto Rico affiliates and working capital.

     The Company also guaranteed a $250,000 loan by the operator of the restaurant at Presidente Remon. The proceeds of this loan were used by Equus-Panama to finance improvements to the restaurant. On October 9, 2001, the Company entered into a stock purchase agreement whereby in exchange for release from all liabilities related to the operation of Equus Entertainment de Panama, the Company gave to its minority partner, Wall Street Securities, its 204,000 shares of common stock which represented 51% of the total issued and outstanding shares of Equus Entertainment de Panama. At the same time, the Company was released from any further liability under this loan guarantee.

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

     The following table summarizes future minimum payments on capital leases and notes payable of the Company and its consolidated subsidiaries:

DUE DURING THE YEAR    CAPITAL       NOTES
ENDING SEPTEMBER 30,    LEASES      PAYABLE
--------------------  ----------  -----------
        2003          $ 229,167   $3,697,302
        2004            463,798       25,556
        2005            266,501    3,446,042
        2006             13,099            -
                        972,565    7,168,900
  Imputed interest     (107,204)    (171,198)
                      $ 865,361   $6,997,702
                      ==========  ===========

6.  RELATED PARTY TRANSACTIONS:

     SERVICES  AMONG  RELATED  PARTIES

     The following represents a summary of amounts accrued for services rendered by or from certain related parties, namely, EMC, IBC, American Community Properties Trust ("ACPT") and Interstate General Company L.P. ("IGC") during the nine months and three months ended September 30, 2002, 2001.

                                           NINE MONTHS ENDED   THREE MONTHS ENDED
                                              SEPTEMBER 30,      SEPTEMBER 30,
ENTITY             NATURE OF SERVICE         2002      2001      2002      2001
------------  ---------------------------  --------  --------  --------  --------
Rendered by:
ACPT          Support agreement            $      -  $    800  $     -   $      -
ACPT          Rent office Space                        14,000                   -
EMC           Director's fees                58,250    67,450   18,750     21,950
IGC           Services of James J. Wilson    61,107   339,638     (891)   132,010
                                           --------  --------  --------  --------
                                           $119,357  $421,888  $17,859   $153,960
                                           ========  ========  ========  ========

     Throughout 2001 The Company received $3,412,204 from entities controlled by the Wilson Family who also owns a controlling in the Company. See Note 5.

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


7.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Based on quoted market prices, the fair value of the First Mortgage Notes as of September 30, 2002 was approximately $34,033,750 (as compared with a carrying value of $54,136,221). The carrying value of notes payable, capital leases and notes receivable approximates fair value. These obligations provide for variable rate interest. The carrying value of accounts receivable and accounts payable approximates fair value due to their short maturities.


8.  SEGMENT  INFORMATION:

     The Company has identified three reportable segments, based on geographical considerations: Puerto Rico, Dominican Republic and Colombia. The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on profit or loss before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses. The following presents the segment information for the nine months ended September 30, 2002 and 2001 (in thousands).

                                                         PUERTO    DOMINICAN
2002 - NINE MONTHS                RICO      REPUBLIC    COLOMBIA     PANAMA     URUGUAY     TOTAL
                                ---------  ----------  ----------  ----------  ---------  ---------
Commissions on wagering         $ 34,129   $   2,408   $   1,312   $        -  $      -   $ 37,849
Total revenues                    36,786       3,235       1,386            -         -     41,407
Financial expenses                 6,473          23         166            -         -      6,662
Depreciation and amortization      2,396         297         138            -         -      2,831
Earnings (Loss) before income                                                                    -
  taxes and minority interest     (5,693)       (595)     (1,450)           -         -     (7,738)
Capital improvements (net)         2,146         142         (74)           -         -      2,214
Total assets                      52,462       2,443       2,382            -         -     57,287

2001- NINE MONTHS
Commissions on wagering         $ 34,726   $   2,448   $   1,408   $        -  $      -   $ 38,582
Total revenues                    35,685       3,569       1,539            -         6     40,799
Financial expenses                 6,977          11         267            -         8      7,263
Depreciation and amortization      2,360         291         257            -         -      2,908
Earnings (Loss) before income                                                         -
  taxes and minority interest    (11,151)       (620)     (2,052)           -      (678)   (14,501)
Capital improvements (net)           622         259        (172)           -     3,800      4,509
Total assets                      58,929       2,187       3,008            -     3,800     67,924

2002- QUARTER
Commissions on wagering         $ 10,574   $     646   $     335   $        -  $      -   $ 11,555
Total revenues                    11,955         764         349            -         -     13,068
Financial expenses                 2,456           1          67            -         -      2,524
Depreciation and amortization      1,027          98          42            -         -      1,167
Earnings (Loss) before income                                                         -
  taxes and minority interest     (2,487)       (353)       (864)           -         -     (3,704)
Capital improvements (net)         1,979          (3)       (380)           -         -      1,596

2001- QUARTER
Commissions on wagering         $ 10,649   $     692   $     466   $        -  $      -   $ 11,807
Total revenues                    11,302       1,168         517            -         -     12,987
Financial expenses                 2,126         (94)        (60)           -         -      1,972
Depreciation and amortization        816         112          89            -         -      1,017
Earnings (Loss) before income                                                         -
  taxes and minority interest     (4,212)        (63)       (264)           -       (15)    (4,554)
Capital improvements (net)           211          96        (158)           -     3,800      3,949

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

          3. As of September 30, 2002, the outstanding principal balance was $826,159 and accrued interest was $2,150.

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

          3. $50,000 paid upon execution of the Agreement, July 20, 2002; 4. $100,000 payable within 120 days following the execution of the Agreement;

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

          5. Autotote shall pay Galapagos $150,000 in reimbursement of fees incurred in the proceedings.

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

          2. In consideration for ECMC extending their agreement with Autotote for a ten (10) year period commencing May 1, 2002, and terminating March 31, 2012, Autotote will write off $55,100 each year of the net amount due Autotote of $550,688.

     If for any reason ECMC defaults under this Agreement, or Autotote does not have the benefit of the license extension then the entire amount owed Autotote, including interest, less the amounts credited above, shall be reinstated retroactive to May 1, 2002.

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

     The following discussion compares the results of operations of the Company for the three and nine months ended September 30, 2002, with the results for the three and nine months ended September 30,2001.


                              RESULTS OF OPERATIONS

  QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO QUARTER  AND NINE
  ------------------------------------------------------------------------------
                         MONTHS ENDED SEPTEMBER 30, 2001
                         -------------------------------


REVENUES

     Consolidated Revenues increased in the third quarter of 2002 by $80,000 or 0.6%, as compared to the same quarter in 2001. Consolidate revenues increased by, $ 608,000 or (1.5%) for the nine months ended September 30, 2002 to $41,407,000 as compared to $40,799,000 for the nine months ended September 30, 2001.

     COMMISSIONS ON WAGERING

     Commissions on wagering decreased by aproximately $ 252,000 or (2.1%) to $11,555,000 for the third quarter ended September 30, 2002 as compared to $11,807,000 in the third quarter of 2001. Commissions on wagering decreased by aproximately $ 733,000 or (1.9%) for the nine months ended

September 30, 2002 to $37,849,000 as compared to $38,582,000 for the nine months ended September 30, 2001. The decrease in commissions was attributable to the following operations: El Comandante ($597,000), Dominican Republic ($40,000), and Colombia ($96,000).

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

     PUERTO RICO. Commissions on wagering at El Comandante decreased $ 75,000,(0.7%), to $10,574,000 in the third quarter of 2002 as compared to $10,649,000 in the third quarter of 2001. Commissions on wagering at El Comandante decreased $ 597,000, (1.7%) from $34,726,000 for the nine months ended September 30, 2001 to $ 34,129,000 for the nine months ended September 30, 2002. Commissions on wagering are directly related to the racetrack handle, which has been in decline and hence a decline in the racetracks' commissions. El Comandante experienced declines in betting handle as a result of the poor racing program due to lack of proper scheduling of races by the Government Racing Authorities.

     DOMINICAN REPUBLIC. Commissions on wagering at V Centenario ("Galapagos") decreased $46,000, (6.6%), to $646,000 in the third quarter of 2002 as compared to $692,000 in the third quarter of 2001.Commissions on wagering at V Centenario decreased by $ 40,000, (1.6%) from $2,448,000 for the nine months ended September 30, 2001 to $ 2,408,000 for the nine months ended September 30, 2002.

     COLOMBIA. Commissions on wagering at Comuneros S.A. decreased by $131,000,(28.1%), to $335,000 in the third quarter of 2002 as compared to $466,000 in the third quarter of 2001. Commissions on wagering at Comuneros S.A. decreased by $96,000,(6.8%) from $1,408,000 for the nine months ended September 30, 2001 to $1,312,000 for the nine months ended September 30, 2002.

     NET REVENUES FROM LOTTERY SERVICES

      Since June 30, 2000, Autotote has provided services directly to the Lottery Operations [Dominican International Electronic Lottery, Inc. (LEIDSA)] and refused to pay Galapagos service fees under its service contract. See Note 9, "Legal Proceedings".

     OTHER REVENUES

     Other revenues during the three and the nine months ended September 30, 2002 increased by $332,000 and $185,000, respectively, as compared to the same period in 2001.

EXPENSES

     For the reasons set forth below, total expenses during the three and nine months ended September 30, 2002 decreased by $771,000, (4.4%) and $6,155,000, (11.1%), respectively, as compared to the same period in 2001. The majority of this decrease was due to the sale of the Company's investment in Panama and the corresponding deconsolidation for the year 2001. Some of these expenses were non-recurring and are reported below under appropriate categories.

     PAYMENTS TO HORSE OWNERS

     Payments of purses to horse owners during the three and nine months ended September 30, 2002 decreased by $281,000, (4.4)% and $853,000, (4.1%), respectively, as compared to the same period in 2001:

                                                Increase
                        2002         2001      (decrease)
                     -----------  -----------  -----------

ECMC (a)             $18,123,000  $18,668,000  $ (545,000)
Dominican Republic     1,204,000    1,185,000      19,000
Colombia                 592,000      919,000    (327,000)
                     -----------  -----------  -----------
                     $19,919,000  $20,772,000  $ (853,000)
                     ===========  ===========  ===========

          (a)  Summary of new horse owners contract provision for ECMC

     The new Puerto Rico horse owners contract, signed in July 2000, provides for a non-recurring cash payment of approximately $1 million. Approximately $600,000 was accrued in 1999. The remaining $400,000 was charged to operating expenses in 2000.

     Under the El Comandante contract, the horse owners are guaranteed minimum earnings of $25,032,000 for 2000 and 2001. ECMC is obligated among other items to pay the horse owners $90,000 annually for administrative costs and 50% of the principal and interest owed on an outstanding horse owners loan with a principal balance due of $526,000, plus accrued interest. ECMC must also invest $3,000,000 in improvements to the racetrack during the 10-year term of the contract, as well as provide $2,000,000 of financing for the purchase of horses.

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

     FINANCIAL EXPENSES

     Financial expenses for the three and nine months ended September 30, 2002 increased by $552,000, 28.0% and decreased by $601,000, (8.3%), respectively, as
compared to the same period in 2001.    The increase for the three months ended
September 30, 2002 was due to additional financing costs of the United Tote loan. The decrease for the nine months ended September 30, 2002 was due to penalties and interest on the unpaid excise taxes in 2001.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses for the three and nine months ended September 30, 2002 increased by $150,000, 14.7% and decreased by $77,000, (2.6%), respectively, as compared to the same period in 2001.

     OTHER EXPENSES

     Other expenses for the three and nine months ended September 30, 2002 decreased by $1,192,000, (14.5%) and by $4,624,000, (19.0%), respectively, as compared to the same period in 2001. This decrease is primarily attributable to the deconsolidation of Panama for 2001.

                                       OTHER EXPENSES BY COUNTRY
          INCREASE (DECREASE) FOR NINE MONTHS ENDED SEPTEMBER 30, 2002 WHEN COMPARED WITH 2001


                    Salaries, wages    Operating      General and      Marketing , TV   Net (decrease)
Country              and benefits       expenses     administrative    and satellite       increase
-------------------------------------------------------------------------------------------------------
Puerto Rico:       $       (521,000)  $  (512,000)  $    (1,333,000)  $    (1,011,000)  $   (3,377,000)
Total Puerto Rico          (521,000)     (512,000)       (1,333,000)       (1,011,000)      (3,377,000)
Dominican Rep.               (6,000)     (398,000)           77,000           (76,000)        (403,000)
Colombia                   (279,000)     (324,000)          609,000          (174,000)        (168,000)
Uruguay                           -      (107,000)         (569,000)                          (676,000)
                   ------------------------------------------------------------------------------------
                   $       (806,000)  $(1,341,000)  $    (1,216,000)  $    (1,261,000)  $   (4,624,000)
                   ====================================================================================


                                       OTHER EXPENSES BY COUNTRY
          INCREASE (DECREASE) FOR THREE MONTHS ENDED SEPTEMBER 30, 2002 WHEN COMPARED WITH 2001

                    Salaries, wages    Operating      General and      Marketing , TV   Net (decrease)
Country              and benefits       expenses     administrative    and satellite       increase
-------------------------------------------------------------------------------------------------------

Puerto Rico:       $       (364,000)  $  (234,000)  $      (912,000)  $        21,000   $   (1,489,000)
Dominican Rep.               18,000        30,000          (200,000)          (30,000)        (182,000)
Colombia                   (101,000)      151,000           464,000           (21,000)         493,000
Uruguay                           -       (13,000)           (1,000)                -          (14,000)
                   ------------------------------------------------------------------------------------
                   $       (447,000)  $   (66,000)  $      (649,000)  $       (30,000)  $   (1,192,000)
                   ====================================================================================

PROVISION FOR INCOME TAXES

     The provision for income tax is primarily related to deferred Puerto Rico income taxes on the Company's income and losses related to its interests in Puerto Rico, without taking into account results of operations of Galapagos or Equus-Comuneros. Due to accumulated losses, none of these foreign subsidiaries require a provision for income taxes.


MINORITY INTEREST

     The Company's minority interest is attributed to the income and losses allocable to the minority partners of HDA, Galapagos and Equus-Comuneros. Since the accumulated losses of Galapagos allocable to minority partners exceeded their investment, for the nine months ended September 30, 2002, the Company did not recognize minority interest in losses of Galapagos. If Galapagos generates profits in 2002, no minority interest will be recognized by the Company in profits up to $2,573,700.

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

     The following is a discussion of the liquidity and capital resources of the Company, including HDA and its subsidiary ECMC, as well as the Company's other subsidiaries ABN and SSI. Net cash flow from foreign subsidiaries of the Company (Equus Comuneros, S.A., and Galapagos, S.A) did not materially affect the consolidated cash flow of the Company for the nine months ended September 30, 2002 and these activities are not discussed herein.


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

     Cash and cash equivalents of the Company, HDA and its consolidated subsidiaries decreased by approximately $272,000 for the nine months ended September 30, 2002. The Company has historically met its liquidity needs from cash flow generated by (i) the operations of El Comandante racetrack, (ii) short-term loans and capital leases for acquisition of new equipment, and (iii) investment by the Wilson family.

          During 2002 principal uses of cash by the Company, HDA and its consolidated subsidiaries for financing and investing activities were:

     (i)  Weekly payment of delinquent excise taxes pursuant to agreement.

     (ii) Weekly payment of delinquent volume of business taxes pursuant to agreement.

     (iii) Principal payments on existing capital leases.

     (iv) Capital expenditures, as needed and/or required for the various racing operations.

For remainder 2002 projected principal uses of cash, other than for operating activities at El Comandante, are:

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

     Effective April 1, 2002, the Company and United Tote amended and restated the prior promissory note dated August 11, 2000, for $2,500,000, due December 29, 2004, as follows:

          1. The principal balance was revised to $3,431,956 which includes all sums remaining due under the prior note, installation costs incurred by United Tote and totalisator fees due from Comuneros.

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

         YEAR ENDING              NET AMOUNT
         DECEMBER 31,            (FACE VALUE)
         -------------           ------------

             2001              $       3,454
             2002                     10,200
             2003                     40,800
                               -------------
                                      54,454
                               =============

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

     Although EGC has had discussions with the Government regarding the slot machines and VLT's, there have been no commitments or other forms of assurances from the Government that the required approval is forth coming. Absent such approvals, the EGC will not be able to meet its long-term commitments.

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

     As of November 1, 2002, all terms and conditions of the Agreement have been met by ECMC, including payment aggregating $3,500,000 through September 30, 2002.

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

     As of September 30, 2002, Equus Comuneros, S.A. owed the Colombian Tax and National Customs Administration approximately $1,066,502, including interest, for withholding at source tax. Management has recently met with the Government to settle the amount outstanding. The plan proposed to the government is as follows:

     1. Five (5) year amortization of 10%, 15%, 20%, 25% and 30%, respectively.

     2. The Government is requesting a down payment, which is currently being negotiated.


          By means of Resolution 213 of October 31, 2001, of the Colombian Superintendency of Societies, Equus Comuneros was accepted for government supervised restructuring under the provisions of Colombian Law 550 of 1999.

          Presently, negotiations with the Comuneros creditors are in process and will result in one of the following two situations:

     1. The creditors believe that Comuneros is a viable operation and will settle all claims, or

     2. The creditors believe that Comuneros is not viable causing an end to claim negotiations and thereby forcing the government to commence liquidation pursuant to Colombian law.

     Equus Comuneros has not considered it necessary to make any adjustments to the financial statements with respect to it not being able to continue operating.



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

     3. As of September 30, 2002, the outstanding principal balance was $826,159 and accrued interest was $2,150.


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

     If for any reason ECMC defaults under this Agreement, or Autotote does not have the benefit of the license extension then the entire amount owed Autotote, including interest, less the amounts credited above, shall be reinstated retroactive to May 1, 2002.

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

     By means of Resolution 213 of October 31, 2001, of the Colombian Superintendency of Societies, Equus Comuneros was accepted for government supervised restructuring under the provisions of Colombian Law 550 of 1999.

     Presently, negotiations with the Comuneros creditors are in process and will resulting one of the following two situations:

     1. The creditors believe that Comuneros is a viable operation and will settle all claims, or

     2. The creditors believe that Comuneros is not viable causing an end to claim negotiations and thereby forcing the government to commence liquidation pursuant to Colombian law.

     Equus Comuneros has not considered it necessary to make any adjustments to the financial statements with respect to it not being able to continue operating.

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

     As of November 1, 2002, ECMC was in compliance with the provisions of the agreement.

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

     As of November 1, 2002 all terms and conditions of the Agreement have been met by ECMC.

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


                                                 Equus Gaming Company L.P.
                                             -----------------------------------
                                                        (Registrant)


                                             By:  Equus Management Company
                                                  Managing General Partner


November   14, 2002                          /s/  Thomas B. Wilson
-------------------                          -----------------------------------
                                             President, Chief Executive Officer,
                                             Director and Acting Chief
                                             Financial Officer


November  14,  2002                          /s/ James J. Wilson
-------------------                          -----------------------------------
                                             Co-Chairman


                            CERTIFICATION PURSUANT TO
                  18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Equus Gaming Company L.P. (the "Company") on Form 10Q for the quarter ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Thomas B. Wilson, the Chief Executive Officer and Acting Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sabarnes-Oxley Act of 2002, that:

     (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



November   14, 2002                          /s/  Thomas B. Wilson
                                             ---------------------------------
                                             Thomas B.  Wilson
                                             Chief Executive Officer and
                                             Acting Chief Financial Officer

Equus Gaming Company L.P. anticipates replacing Arthur Andersen LLP within the next sixty (60) days.

                            CERTIFICATION PURSUANT TO
                  18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Equus Gaming Company L.P. (the "Company") on Form 10Q for the quarter ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Thomas B. Wilson, the Chief Executive Officer and Acting Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C.
Section 1350, as adopted pursuant to Section 302 of the Sabarnes-Oxley Act of 2002, that:

          -    the report has been reviewed;

          - based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

          - based on my knowledge, the financial statements and other financial information included in the report fairly present in all material respects the financial condition, results of operations and cash flows of the company, as of and for the period presented in the report;

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

          - I evaluated the effectiveness of the company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date") and

          - I presented in the report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

November   14, 2002                          /s/  Thomas B. Wilson
                                             ---------------------------------
                                             Thomas B.  Wilson
                                             Chief Executive Officer and
                                             Acting Chief Financial Officer