Form 10-K/A
period 2001-12-31
EQUUS GAMING CO LP
filed 2004-10-22
CIK 928423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2001 COMMISSION FILE NUMBER 000-25306

                            EQUUS GAMING COMPANY L.P.
                            -------------------------
             (Exact name of registrant as specified in its charter)

                     Virginia                        54-1719877
                     --------                        ----------
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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

TITLE OF EACH CLASS                         NAME OF EXCHANGE ON WHICH REGISTERED

Class  A  Units representing assignment     NONE (the Company was
of Beneficial ownership of the Company's    delisted from the NASDAQ Stock
Class A limited partnership interests       Market in January 2001)
("Units")

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act). Yes [ ] No [X]

The aggregate market value of Units held by non-affiliates of the registrant on June 30, 2004 was approximately $5.6 million.

As of October 7, 2004, there were 3,087,892 Units outstanding.

Documents Incorporated By Reference: Not Applicable

                                TABLE OF CONTENTS

                                                                          Page
                                     PART I


ITEM 1.  BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
ITEM 2.  PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
ITEM 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . .   8
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . .  11

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS. . .  11
ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA . . . . . . . . . . . . . .  12
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . .  14
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . .  24
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . .  24

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AND EMC. . . . .  25
ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . .  27
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN UNITHOLDERS AND MANAGEMENT . . . .  28
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . .  29

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K .  30

                                     PART I
ITEM 1.  BUSINESS

ITEM  1.1  BANKRUPTCY  OR  RECEIVERSHIP

     On October 15, 2004, three affiliates of Equus Gaming Company, L.P.(each an "Affiliate", and collectively, the "Affiliates") filed separate voluntary petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Court").

     The first Affiliate, El Comandante Management Company LLC, filed for Chapter 11 protection in Case No. 04-12972-PJW. The second Affiliate, Housing Development Associates, S.E., filed for Chapter 11 protection in Case No. 04-12973-PJW. Finally, the third Affiliate, El Comandante Capital Corporation, filed for Chapter 11 protection in Case No. 04-12974-PJW.

     The Court assumed jurisdiction over each Affiliate on October 15, 2004. Each of the Affiliates will continue to manage over its assets and business as a "debtor in possession" subject to the powers and supervision of the Court pursuant to Chapter 11 of the Bankruptcy Code. No receiver, fiscal agent or similar officer has been appointed over the assets or operations of each of the Affiliates.

     As discussed in this Item 1 below, two of these Affiliates own and operate El Comandante Racetrack, which is the primary asset and source of revenues of the Company. The proposed reorganization of the business of these Affiliates is summarized in a press release that was issued on October 18, 2004, providing information relating, among other things, to the bankruptcy filings made by the Affiliates on October 15, 2004.

     The contents of the translation into English of the press release are incorporated by reference into this Item 1. A copy of the translation into English of the press release is attached as Exhibit 99.1 to this Annual Report.

ITEM  1.2

     The  current business description of the Company is more fully disclosed in
Note 1 of the "Notes to Consolidated Financial Statements" for the years ended December 31, 2001, 2000, and 1999 which is provided as an attachment to this filing and is incorporated by reference into this Item 1. The business description contained in this Item 1 should be read in conjunction with the referenced description in Note 1.

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

     Through its wholly owned subsidiary Equus Entertainment Corp. ("Entertainment") the Company has a 99% interest in Housing Development Associates S.E. ("HDA"), the owner of El Comandante Racetrack ("El Comandante"), the only licensed thoroughbred racing facility in Puerto Rico. El Comandante has operated since January 1, 1998 as a wholly-owned subsidiary of HDA, El Comandante Management Company, LLC ("ECMC"). El Comandante was operated prior to this date by El Comandante Operating Company, a non-stock corporation.

     The Company has a 55% interest in Galapagos, S.A. ("Galapagos"), a company organized under the laws of the Dominican Republic, and the operator since April, 1995 of V Centenario Race Track in the Dominican Republic ("V Centenario"). The racetrack is government owned and operated by the Company's subsidiary under a long-term license contract that expires in April 2005.

     On October 9, 2001, Equus Entertainment de Panama was restructured whereby the Company surrendered its controlling interest as of September 30, 2001. See "Notes to Consolidated Financial Statements".

     The Company also had a controlling 100% interest in Equus-Uruguay, S.A., which was awarded exclusive rights by the government of Uruguay to operate the Maronas racetrack in Montevideo and an off-track betting agency network together with the right to operate up to 5,000 slot machines in 5 locations. The necessary restoration of the racetrack required an initial investment of $12 million. Efforts to raise the $12 million by the due date were unsuccessful. Consequently, the concession expired on March 31, 2001 and the Company's bid bond in the amount of $500,000 was forfeited and thus expensed during the period ended March 31, 2001. Subsequently, the concession was awarded to another operator in the fourth quarter of the year 2001, which resulted in the Company writing off its entire investment at December 31, 2001.

     The Company also has a controlling 100% interest in Satellite Services International, Inc. ("SSI") and Agency Betting Network, Inc. ("ABN"). SSI will provide up-link services, satellite time (contracted from a third party), and leasing of video and data telecommunication equipment, to transmit (or simulcast) live races from and to the Company's racetracks and OTB agencies, including live races from outside the Company's operational territories to the agency distribution networks in order to increase the level of wagering revenues through the Company's OTB systems. ABN is establishing and operating an OTB agency system in Colombia in conjunction with Los Comuneros Race Track in Medellin, Colombia ("Los Comuneros"), owned and operated by Equus Comuneros S.A. ("Equus-Comuneros"). Equus-Comuneros is a corporation organized under the laws of the Republic of Colombia and is a 50% owned subsidiary of the Company. The Colombia OTB system is expected to operate in Bogota, Medellin and other major cities.

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

A.   PUERTO RICO OPERATIONS

     El Comandante is the leading racetrack in the Caribbean when measured in gross dollars wagered. Thoroughbred horse racing has been conducted continuously at El Comandante since 1976 and at a predecessor facility since 1957. Races are currently run 52 weeks per year, generally five days per week (Monday, Wednesday, Friday, Saturday and Sunday). Wagering is conducted through facilities at the racetrack and at independently-owned OTB agencies that are linked via on-line computers to El Comandante. During 2001, there were approximately 608 OTB agencies in operation. As of June 2004, there were 639 Active Agencies in operation.

     Since commencing the on-line wagering system, all of El Comandante's races have been broadcast via commercial television in Puerto Rico. The contract for production of the televised program expired in December of 2000 and as of January 2001 production was integrated with the racetrack's operations at a substantial savings. The telecast permits OTB patrons to monitor odds and handicapping information until post time and then to view the live race. Live races are currently broadcast through an agreement with S&E Network, Inc. ("S&E"). The Company is working with the development and implementation of a high technology communication system (data and video-VSAT) with a satellite link
(HUB) in Puerto Rico having the capacity to simulcast live races to other operations and to countries in the Caribbean and South America.

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

     COMPETITION. El Comandante, the only licensed thoroughbred racetrack facility in Puerto Rico, is operated by ECMC under an operating license granted by the Puerto Rico Racing Board. The operating license provides ECMC with the exclusive right through December 14, 2004, to operate a race track in the San Juan Region (the largest of three regions in Puerto Rico) which includes the San Juan metropolitan area and over three-fourths of the northern half of the Island; the exclusive right to conduct all types of authorized betting throughout Puerto Rico, based on races held at El Comandante; and the right to hold a minimum of 180 day or night-race days per year. Until the expiration of the Operating License, no other thoroughbred racetrack license for the San Juan Region may be issued. The current Operating License expires December 14, 2004.

     ECMC faces stiff competition from other forms of legalized gambling in Puerto Rico. There are 19 licensed casinos in Puerto Rico offering card and dice games, slot machines and other games of chance. The Puerto Rico Government has operated a ticket lottery for more than 50 years and in 1991 commenced an electronic jackpot lottery. In addition, there are numerous cock fighting venues on the Island. ECMC also faces competition from illegal gambling. The Puerto
Rico Government may, through legislation, legalize other forms of gambling or grant additional gaming licenses to those forms of gambling already authorized by law. Beginning in 1995 through present day ECMC has experienced declines in wagering each year due to the strong competition from government sponsored lotteries, government sponsored slot machines and casinos as well as the rise in illegal gambling operations throughout Puerto Rico in the form of illegal "entertainment" machines.

The Governor and the Legislators of Puerto Rico recognized in 2004 the need to provide another means of revenue to save the Horse Racing Industry in Puerto Rico. Therefore, Act 139 has been signed into law whereby an Electronic Video Gaming System (VGS) is authorized and to be established, through which a person may choose among different gaming options and place wagers, solely and exclusively  at  the  locations  where  OTB  Racing  Agents  operate.
The  OTB  Racing Agents are exclusive agents of the Racing License Holder  of El
                            ---------
Comandante Race Track and are licensed and approved by the Racing Administrator (position is appointed by the Governor of Puerto Rico) to accept wagers on horse races distributed by El Comandante. There are currently 662 contracted, licensed and approved OTB Agencies in Puerto Rico with El Comandante. There are currently no limits on the number or size of OTB Agencies.


     In accordance with Act 139:


          - The Holder of the Race Track License, HOUSING DEVELOPMENT ASSOCIATES, S.E. (H.D.A.) is empowered to negotiate and execute contracts with the providers for the design and implementation of the Electronic Video Gaming System.

                    Housing Development Associates, S.E. (H.D.A.) is a 99% owned subsidiary of Equus Entertainment Corporation (itself, a wholly-owned subsidiary of the Company) and the sole licensed owner / operator of a horse racetrack (EL Comandante) in Puerto Rico.

          - The prize payout to the player shall not be less than 83% of the total of all wagers.

          -    There  is  no  limit  in  the  law  on the number of VGS devices.

          - The Net Revenue from Operations or "WIN" ( gross wager less prize payout to player) shall be distributed in the following manner;



                    I. If the Holder of the Race Track License also owns and operates the Electronic Video Gaming System, then:

               a) Fifteen (15) percent to the OTB Racing Agents Commission Fund. This OTB Commission Fund would be distributed to the OTB Racing Agents based upon Regulations yet to be established.

               b) Fifteen (15) percent to the Horse Race Purse Account. This Horse Race Purse Account would be distributed to the Horse Owners based upon Regulations yet to be established.

               c) Seventy (70) percent shall be retained by the Holder of the Race Track License (H.D.A.)


          II. If the Holder of the Race Track License contracts with a third-party to operate the Electronic Video Gaming System, then:

               a) Fifteen (15) percent to the OTB Racing Agents Commission Fund. This OTB Commission Fund would be distributed to the OTB Racing Agents based upon Regulations yet to be established.

               b) Fifteen (15) percent to the Horse Race Purse Account. This Horse Race Purse Account would be distributed to the Horse Owners based upon Regulations yet to be established.

               c) Seventy (70) percent shall be retained by the Holder of the Race Track License (H.D.A.) to be split with the Operator of the Electronic Video Gaming System as based upon a contract between the parties.

     The Rules and Regulations are required to be completed within ninety (90) days after signing into law of Act 139, however an extension is currently in place.

     As of the date of this filing, the Company had issued a Request for Proposal (RFP), met and interviewed with sixteen (16) interested gaming entities, received four (4) proposals and is currently negotiating with three
(3) of the entities that have provided proposals. Two (2) of these entities have represented that they would be willing to guarantee for a period of ten (10) years that the annual revenue to be received by the Company would be $15 million or the actual amount of the annual debt service to service the existing bond principal, interest, refinancing fees and unpaid treasury taxes due as of December 31, 2004, whichever is less. There are no guarantees that any final deal can be negotiated with the parties as this relies heavily on many conditions which the government, in the very near future, must agree and implement.

     EMPLOYEES. ECMC had approximately 178 employees as of December 31, 2001 and approximately 191 employees as of June 30, 2004. There were 45 employees working in the mutuel, print shop, racing closed circuit television and help desk departments covered by a collective bargaining agreement between ECMC and El Comandante Racetrack Employees Union, which expired August 23, 1998 and was renewed in January 15, 2001 for a three-year period; 75 employees performing building and premises maintenance services covered by a collective bargaining agreement between ECMC and the General Workers Union, which began March 1, 2000, for a three year period. There were 58 employees working in administrative positions. All the security guard positions were eliminated at the end of 1999 and an outsourcing agreement for security services was signed between ECMC and Ranger American of Puerto Rico for a period of one year, with yearly renewable options, which have since been exercised, commencing in January 2000.

     As of June 30, 2004, there were 52 employees working in the mutuel, print shop, racing closed circuit television and help desk departments covered by a collective bargaining agreement between ECMC and El Comandante Racetrack
Employees Union, which expired January 14, 2004 and was renewed effective February 1, 2004 for a three-year period; 77 employees performing building and premises maintenance services covered by a collective bargaining agreement between ECMC and the General Workers Union, which expired February 28, 2003, and was renewed effective November 1, 2003 for a three year period. There were 62 employees working in administrative positions as of June 30, 2004

B.   DOMINICAN REPUBLIC OPERATIONS

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

     At December 31, 2001 there were approximately 232 installed and 172 operating OTB agencies in the Dominican Republic. The OTB system in the Dominican Republic has been negatively impacted by the inability to obtain dependable broadcasting of live races by commercial television with broad island-wide penetration.

     In 2001 through 2004, live racing is conducted three days per week with a six-race card. Full card wagering on simulcast races from El Comandante is offered five days a week.

     In 2001, Galapagos S.A. applied and received from the Government a sports book license. The license is an annual license and was granted for the year 2001. However, a sports book was not implemented and the license expired.

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

     In June 2000 Autotote unilaterally discontinued using the Company's wagering distribution system and entered into a private agreement with the service provider. The Company then initiated arbitration proceedings against the operator and on November 21, 2001 the American Arbitration Association rendered its final award. See Item 3, "Legal Proceedings."

     COMPETITION. Galapagos faces competition from other forms of gambling in the Dominican Republic. The Dominican Republic Government operates a ticket lottery and an electronic lottery throughout the country. The electronic lottery which commenced operations in November 1997 has steadily increased its share of the gaming market. Lottery wagering shows strong cyclical patterns directly linked to the amount accumulated in the jackpot. The lottery which carried jackpot prizes exceeding US $6 million on two Saturdays in 2000 decreased the betting handle on the best racing day of the week. The Galapagos pick-6 wager represents roughly 40% of the betting handle and is significantly impacted whenever the lottery jackpot is at a high level. There are approximately 3,000 independent sports betting agencies in the Dominican Republic. There were approximately 153 OTB agencies at December 31, 2001. Wagering on baseball is particularly popular. Wagering on cock fighting is both legal and popular in the Dominican Republic. Casino gaming is permitted at hotels with a minimum of 100 rooms and there are 25 licensed casinos in operation. Galapagos also faces competition from illegal gambling.

     EMPLOYEES. Galapagos had 117 employees at December 31, 2001 and 125 employees as of June 30, 2004. Galapagos has no agreements with unions and has not experienced any work stoppage or material labor difficulties.

C.   COLOMBIA OPERATIONS

     Since the beginning of 1999, Equus-Comuneros has owned and operated Los Comuneros Racetrack in Medellin, Colombia. Prior to the Company's involvement in these operations, Los Comuneros hosted one live meet per week with an average handle of approximately $100,000, and employed an OTB system with a limited number of sites and technology. During 2001 Los Comuneros operated approximately 150 OTB agencies. As of June 30, 2004 approximately 125 agencies were in operation. Wagering revenues from those agencies was minimal due to limitations in the number of live races and a lack of simulcast races from other countries.

     In December, 2000 the Racing Board approved more live races and simulcasting from other countries. During 2001, Equus-Comuneros had 135 more operating days than in year 2000.

     The OTB agency network is operated by ABN, a wholly owned Puerto Rican subsidiary of the Company, and will be equipped with improved satellite video and data communication equipment with the capacity to service major cities in Colombia. As of December 31, 2001, approximately 104 ABN antennas were installed in Colombia. As of June 30, 2004 approximately 125 antennas were in place.

     In mid 2001, ABN applied to the Government for a sports betting license, which if granted could have a material impact on future earnings. ABN received verbal approval from the city of Medellin. Sports betting was not implemented due to the high level of taxation.

     COMPETITION. Equus-Comuneros faces competition from other forms of legalized gambling in Colombia, including a lottery system.

     EMPLOYEES. At December 31, 2001 and June 30, 2004 Equus-Comuneros had 64 employees and 53 employees, respectively. On race days there are an additional 51 employees operating the betting system.

D.   SATELLITE  SERVICES  INTERNATIONAL,  INC.  ("SSI")

     SSI, a wholly owned subsidiary of the Company, will provide satellite up-link services and satellite time (contracted through a third party). SSI will also lease video and data telecommunications equipment to transmit (or simulcast) live races between the Company's racetracks and the OTB agencies. In addition, SSI will receive a percentage of wagering handle on races simulcast throughout the Equus network.

     The main asset of SSI is the VSAT System consisting of a hub, satellite channel and remote VSAT's in each jurisdiction where the Company has pari-mutuel wagering. Upon completion, the integrated system will be more efficient and reliable than the terrestrial telephone lines currently being utilized.

     As of December 31, 2001, the physical assets of SSI consisted of the following:

     (i)  Hub  Master  Earth  Station  in  San  Juan,  Puerto  Rico

     (ii) Satellite  Uplink  Stations  in  San  Juan,  Puerto  Rico

     (iii) VSAT and video telecommunications equipment for 930 OTB sites in Puerto Rico, Colombia, the Dominican Republic and Panama.

E.   SEGMENT  INFORMATION

     Note 14 of the Company's Certified Consolidated Financial Statements, which are presented as a separate attachment to this filing, contains the segment information related to the business operations.

     In addition to providing video and data transmission services for pari-mutuel wagering, the VSAT System will offer data transmission services to closed user communities that rely on interactive broadband applications independent from terrestrial lines such as "pay at the pump" gasoline stations, pharmacy prescription networks and lottery sales.

E.   AGENCY BETTING NETWORK, INC. ("ABN")

     ABN is a wholly owned subsidiary of the Company which installed and operates an OTB agency system in Colombia that provides satellite and data communication facilities, intending to eventually reach and penetrate all of the major cities in Colombia. ABN installed the current system from 2001 through March 2003, at which time it had completed the installation of all equipment and antennas on hand. No new equipment acquisitions have been made since that time.

ITEM 2. PROPERTIES

     EL COMANDANTE. HDA is the owner of El Comandante, situated on a 257-acre parcel of land in Canovanas, Puerto Rico, approximately 12 miles east of San Juan. El Comandante properties include the following:

     a. A building consisting of a six-level grandstand and clubhouse with seating for over 10,000 people and a total capacity in excess of 25,000 people, including glass-enclosed, air-conditioned dining room with seating capacity for over 1,400 people;

     b. Racing facilities, including a one-mile oval strip with a seven-furlong chute and a 65-foot wide exercise track;

     c.   Barn  area  and  related  facilities,  including  1,595  horse stalls;

     d.   Paved  parking  area  that  can  accommodate  7,250  vehicles;

     e.   Landscaped  infield  containing  three  lakes  and  a  waterfall.

     ECMC also owns certain race track and telecommunication equipment used in the operation of El Comandante and the off-track betting system. See Note 3 to the Company's consolidated financial statements for a description of the encumbrance on El Comandante properties.

     V CENTENARIO. Galapagos leases V Centenario from the government of the Dominican Republic. V Centenario is situated on a parcel of land, approximately
7.5 miles east of Santo Domingo, Dominican Republic. V Centenario properties include the following:

     a. A building consisting of grandstand and clubhouse with seating for over 4,200 people and total capacity in excess of 10,000 people, including an air-conditioned dining room with seating for 400 people;

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

     LOS COMUNEROS. Equus-Comuneros is the owner of Los Comuneros, situated in Medellin, Colombia. Los Comuneros properties include the following:

     a. A building consisting of a grandstand and a clubhouse with total seating capacity of 5,500 people;

     b. Racing facilities, including a 1,300-meter oval strip with a six-furlong chute;

     c.   Barn  area  and  related  facilities,  including  300  horse  stalls;

     d.   Parking  area  that  accommodates  500  vehicles.


ITEM 3. LEGAL PROCEEDINGS

     AUTOTOTE

     The Company had a case in arbitration at the American Arbitration Association in defense of and against Autotote, involving all the racetracks in which Equus has an ownership interest. Autotote is the company that currently provides totalizator (betting system) services to El Comandante.

     On July 27 and November 21, 2001, the American Arbitration Association rendered its award decisions. The following is a summary of the awards by racetrack:

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

          As of June 30, 2004, El Comandante has made all the required payments due under this settlement.

     Equus Entertainment de Panama, Panama

          1. Equus Entertainment de Panama is to pay Autotote the principal amount of $250,474 in unpaid service fees together with interest of $45,233 accrued through June 30, 2001.

          2. Equus Entertainment de Panama shall reimburse Autotote for costs incurred of $25,000.

          On October 9, 2001, the Company sold its common stock and purchased 3,000 shares of preferred stock and at the same time was released from any further liability under the Autotote - Equus Entertainment de Panama arbitration award.

     Equus - Comuneros, Colombia

          1. Equus-Comuneros is to pay Autotote the principal amount of $584,262 in unpaid service fees as of April 23, 2001, together with interest of $218,059 accrued through December 31, 2001.

          2. Equus-Comuneros shall reimburse Autotote costs incurred of $132,500.

          As of June 30, 2004, Equus-Comuneros owed approximately $440,000 under this settlement. This balance includes $250,000 for the purchase of all Autotote equipment at Equus-Comuneros.

Galapagos, Dominican Republic

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

          Subsequently, Galapagos entered into an agreement with Autotote dated July 20, 2000 for the right (license) to utilize their software and to purchase the Autotote equipment for a total of approximately $423,000, including simple interest at 8% per annum. The agreement called for Galapagos to make 20 monthly payments of $21,128 each. Galapagos was unable to make the required payments and , therefore, this agreement was renegotiated and restructured beginning effective April 1, 2004. Under the revised agreement, Galapagos agreed to pay Autotote $5,000 per month from April 1, 2004 through March 31, 2005 for the rights (license) to operate the equipment and software. After March 1, 2005, the Company has the option to continue on a month-to-month basis paying the $5,000 per month and operating the equipment and software. Galapagos tendered in writing the return of all the ownership of the Autotote equipment and software to Autotote. Galapagos also gave its express consent for Autotote to negotiate with anyone concerning early termination of the Galapagos racetrack lease contract which currently expires April 29, 2005.



     Each entity involved in the arbitration sustains individually the consequences of the arbiters' final award and, with the exception of one subsequent and related agreement entered into between El Comandante, Galapagos, and Autotote, there are no performance guarantees by any other entity including Equus Gaming Company L.P., the parent company. In the subsequent agreement between El Comandante, Galapagos, and Autotote, the amount owed by Autotote to Galapagos is to be credited directly against El Comandante's outstanding trade payables due to Autotote and, simultaneously, Galapagos is to be given credit for this same amount against its outstanding simulcast payable balance due to El Comandante.

     Costs incurred by the Company in pursuing the Arbitration with Autotote totalled $574,042 and have been allocated to each participating entity in the same proportion that the arbiters awarded the costs incurred by Autotote to each entity.

MUNICIPALITY OF CANOVANAS

     On August 18, 2001, ECMC executed a Closing Agreement (the "Agreement") with the Municipality of Canovanas whereby ECMC settled its longstanding dispute over the payment of the Volume of Business Tax assessed by the municipality.

     The following schedule lists the deficiencies by fiscal year with the corresponding interest and surcharges:

          FISCAL               INTEREST
          TAX         TAX         AND
          YEAR    DEFICIENCY   SURCHARGES    TOTAL
          ------  -----------  -----------  --------

          93/94   $    74,087  $    67,913  $142,000
          96/97       120,397       68,224   188,621
          97/98       126,666       59,110   185,776
          98/99       123,366       45,233   168,599
          99/00        93,367       24,898   118,265
          00/01       116,735       19,455   136,190
                  -----------  -----------  --------
          Totals  $   654,618  $   284,833  $939,451
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

     The terms of the Agreement are as follows:

     1. For period August 1, 2001 through January 31, 2003, ECMC will pay the Municipality of Canovanas $5,000 per week.

     2. At the end of this eighteen (18) month period, the Municipality can decide whether to request full payment of the remaining balance, $559,451, or renegotiate a final twelve (12) month payoff of said balance.

     3. Should ECMC default at any time on the agreed to payment terms, the Municipality may declare the entire remaining balance due.

     4. To guarantee timely payments of the amounts due, ECMC has provided to the Municipality two (2) payment bonds in the amount of $503,732 and $94,886, respectively.

     ECMC fully complied with the provisions of the Agreement, accelerated its payments, and paid the outstanding amount in full during November 2003.

PUERTO RICO TREASURY DEPARTMENT

     The Company is required to pay to the Treasury Department of the Government of Puerto Rico various taxes on wagering, as described more fully in the Puerto Rico Internal Revenue Code, within two days of the wagers being placed. The Company failed to remit these tax payments for the period from October 16, 2000 to February 7, 2001 and, consequently, accumulated taxes that were assessed finally by the Treasury Department at $11,172,450. The Company and the Treasury Department negotiated a closing agreement (payment plan) that commenced effective June 1, 2001. The Company has remained in full compliance with the terms and conditions of this closing agreement. See Note 7(b), "Commitments and Contingencies", of the accompanying Consolidated Financial Statements [item 8 below] for further details with respect to this matter.

     OTHER LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's 2001 fiscal year.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS

     The Units, which represent the assignment of beneficial ownership of the Company's Class A limited partnership interests, were listed and traded on Nasdaq National Market System commencing on February 7, 1995 and, effective December 8, 1998, on NASDAQ Small Cap Market System. In January 2001 the Company was delisted from the Nasdaq Stock Market.

     Subsequent to being delisted from the NASDAQ Stock Market, the Units have been traded in the "Pink Sheets," an electronic quotation system that displays quotes from broker-dealers for many over-the-counter securities. The following table sets forth (1) for 2000, the high and low sales prices per Unit, as reported by the NASDAQ Stock Market, and (2) for 2001, the high and low sale prices for the Company's Units as quoted from the Pink Sheets. Management does not have knowledge of the prices paid in all transactions and has not verified the accuracy of those prices that have been reported. Because of the lack of an established market for the Company's Units, these prices may not reflect the prices at which the Units would trade in an active market.

                                Price Range Of Units
                                --------------------
                                    High       Low
                                ------------  ------
             2001 Quarter
               Fourth                 0.220    0.110
               Third                  0.080    0.200
               Second                 1.050    0.410
               First                  1.000    0.530

             2000 Quarter
               Fourth                 1.375    0.813
               Third                  1.500    0.875
               Second                 1.375    0.875
               First                  1.437    1.000

     On October 7, 2004, the closing sale price of Units was $1.65 as reported on in the Pink Sheets. As of October 7, 2004, there were 15,325,381 Units outstanding and approximately 185 Unitholders of record. Of the units outstanding, 3,082,892 have not been registered under the Securities Exchange Act of 1934, and therefore, there are restrictions on whether they can be traded.

     The Company did not make cash distributions to unitholders in fiscal years 2000 and 2001. The Company has not made any cash distributions subsequent to 2001 and does not expect to make cash distributions to its Unitholders in the foreseeable future. The Company's principal source of cash has been distributions from HDA. The trust indenture related to the First Mortgage Notes limits distributions by HDA to the Company to approximately 48% of HDA's consolidated net income. It allows additional cash distributions only if certain debt coverage ratios are met. To date these ratios have not been achieved, nor is it likely they will be in 2004.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

     The following table sets forth selected financial data for the Company. The historical income statement and balance sheet data for periods prior to 2001 are derived from audited, consolidated financial statements of the Company, certified by the independent audit firm Arthur Anderson LLP up to and including the year 2000. As a result of the disruption within Arthur Anderson LLP, caused by the Government Indictment, the Company engaged a new independent audit firm, Landa Umpierre PSC, in May, 2003. The year 2001 historical income statement and balance sheet data below have been certified by the aforementioned independent audit firm, Landa Umpierre PSC. This information should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements of the Company and related notes (see Item 8) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (see Item 7).

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------------------------------
                                             HISTORICAL (NOTES 1,8) -- IN THOUSANDS (000)   PROFORMA
                                       --------------------------------------------------
                                         2001       2000       1999      1998      1997    1997 (2)
                                       ---------  ---------  --------  --------  --------  ---------
EARNINGS STATEMENT DATA:
-------------------------------------
Revenues:
  Commissions on wagering              $ 51,561   $ 55,846   $57,356   $52,529   $ 4,619   $ 59,512
  Net revenues from lottery services          -        168       546       656        88         88
  Income from insurance settlement            -          -         -    12,856         -          -
  Rental income (3)                           -          -         -         -    13,720
  Other Revenues                          6,565      4,758     5,978     2,931     1,487      3,949
                                       ---------  ---------  --------  --------  --------  ---------
                                         58,126     60,772    63,880    68,972    19,914     63,549
Payments to horseowners                  25,997     28,393    28,797    25,996     2,309     29,669
Other expenses                           35,948     33,407    27,515    27,594     6,424     23,558
                                       ---------  ---------  --------  --------  --------  ---------
                                         (3,819)    (1,028)    7,568    15,382    11,181     10,322
Financial expenses                        8,257      6,913     7,911     9,109     8,735      9,013
Depreciation and amortization             4,549      4,261     3,021     3,756     2,368      3,303
Gain from sale of assets                      -          -         -         -    (4,669)    (4,669)
Loss on exchange rates                      258        187        26        23        36          -
Loss from discontinued operations         4,601        168        10         -         -          -
Impairment loss on El Comandante
  intangible                                  -          -         -     3,136         -          -
                                       ---------  ---------  --------  --------  --------  ---------
                                        (21,484)   (12,557)   (3,400)     (642)    4,711      2,675
Provision for income taxes                  239        603       742     1,110     1,028        505
Minority interest in
    (losses) earnings (4)                  (117)    (1,315)   (1,029)     (228)      878        878
Extraordinary income (loss) (5)               -          -        23       167      (326)     1,558
Cumulative effect                             -          -         -      (403)        -          -
                                       ---------  ---------  --------  --------  --------  ---------
Net (loss) earnings                    $(21,606)  $(11,845)  $(3,090)  $(1,760)  $ 2,479   $  2,850
                                       =========  =========  ========  ========  ========  =========
Net (loss) earnings per unit (6)       $  (2.31)  $  (1.39)  $ (0.39)  $ (0.28)  $  0.39   $   0.45

                                                          AS OF DECEMBER 31,
                                       ---------------------------------------------------
                                           HISTORICAL (NOTES 1,8)  -- IN THOUSANDS (000)
                                       ---------------------------------------------------
                                         2001       2000       1999      1998      1997
                                       ---------  ---------  --------  --------  --------
BALANCE SHEET SELECTED DATA:
-------------------------------------
Cash and cash equivalents              $   1,411  $   1,249  $  2,196  $ 6,537   $    501
Race tracks property and
  equipment (7)                           51,309     54,825    54,672   42,428     44,514
Deferred costs                             3,447      1,889     2,569    2,866      3,939
Receivables from ECOC (3)                      -          -         -        -      3,106
Total assets                              60,784     65,745    62,422   56,072     53,155
First Mortgage Notes                      53,875     57,584    53,834   56,194     63,681
Notes, bonds payable and
  capital lease obligations                4,118      5,784     8,878    4,800      1,876
Total liabilities                        103,077     93,130    76,891   71,265     68,124
Partners' deficit                        (42,293)   (27,385)  (14,469) (15,193)   (14,969)

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

(6) Net (loss) earnings allocable to the units are based on an interest of approximately 99%. The remaining 1% is held by the Company's general partner. The per unit amount is calculated based on weighted average number of Units outstanding since the distribution on February 6, 1995 of 8,505,398 in 2000, 7,796,191 in 1999, 6,342,606 in 1998, 6,333,617 in 1997
     and  1996.

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

(8) In 2001, the Company surrendered its controlling interest in the Presidente Remon racetrack in Panama and also lost its controlling interest in the Maronas racetrack in Montevideo, Uruguay after the license was cancelled by the government and awarded to a different, unrelated operating company. The Company presented the results of these activities as discontinued operations.

(9) Certain reclassifications have been made to the prior year's (years 1997 through 2000) financial statements to conform them to the current presentation.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's results of operations are principally attributable to its interests in thoroughbred horse racetracks in three countries, each of which is owned and/or operated by a subsidiary: (i) El Comandante in Puerto Rico, owned by Housing Development Associates S.E. ("HDA") and operated since January 1, 1998 by El Comandante Management Company, LLC ("ECMC"), (ii) V Centenario in the Dominican Republic, operated since April 1995 by Galapagos S.A. and (iii) Los Comuneros in Medellin, Colombia, owned and operated since early 1999 by Equus Comuneros, S.A. ("Equus-Comuneros"). In 2001, the Company surrendered its controlling interest in the Presidente Remon racetrack in Panama and also lost its controlling interest in the Maronas racetrack in Montevideo, Uruguay after the license was cancelled by the government and awarded to a different, unrelated operating company. In 2001, the Company recorded the results of these activities as discontinued operations. In addition, the results of these activities has been "deconsolidated" in the years prior to 2001.

     The following discussion compares: (i) the consolidated results of operations of the Company for 2001 with the comparable results for 2000 and (ii) the Company's consolidated results of operations for 2000 with the comparable results for 1999, all net of the discontinued racetrack operations in Panama and Uruguay.


THE COMPANY'S RESULTS OF OPERATIONS

YEAR 2001 COMPARED TO YEAR 2000
-------------------------------

REVENUES

     Consolidated Revenues decreased by approximately, $2,646,000 or (4.4%), in 2001 to $58,126,000 from $60,772,000 in 2000. The majority of this decrease was due to the decreased commissions on wagering which was partially offset by an increase in other revenues, as described below.

COMMISSIONS ON WAGERING

     Commissions on wagering decreased by approximately $4,285,000 or (7.7%) in 2001 to $51,561,000 as compared to $55,846,000 in 2000. The decrease in commissions was attributable to the following operations: El Comandante ($4,600,000), which was offset slightly by the increased commissions attributable to Colombia of $274,000 and Galapagos in the amount of $41,000.

     PUERTO RICO. Commissions on wagering at El Comandante decreased approximately $4,600,000 (9.0%) from $50,971,000 in 2000 to $46,371,000 in 2001.
Commissions on wagering are directly related to the racetrack handle (total wagering/total betting), which has been in decline, and hence, has been generating a decline in the racetracks' commissions.

     El Comandante experienced significant declines in the betting handle on Puerto Rico races as a result of the poor racing program primarily due to "short fields". Wagers placed in Puerto Rico on live races run at El Comandante decreased $10,125,000. Substantial increases in the simulcasting handle and commissions generated from wagers placed on races from the USA did not compensate for the decline in handle and commissions experienced on Puerto Rico races. Effective October 22, 2001, the Racing Board cancelled its approval for El Comandante to receive races simulcast from the USA.

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

     DOMINICAN REPUBLIC. Commissions on wagering at V Centenario increased by $41,000, or 1.2%, from a total of $3,315,000 in 2000 to a total of $3,356,000 in
2001.

     COLOMBIA. Commissions on wagering at Los Comuneros increased by $274,000, or 17.5%, from $1,560,000 in 2000 to $1,834,000 in 2001. This increase was primarily due to the opening of new OTB agencies and expanded wagering from simulcasting.

NET REVENUES FROM LOTTERY SERVICES

     Since June 30, 2000, Autotote has provided services directly to the Lottery Operations [Dominican International Electronic Lottery, Inc. (LEIDSA)] and refused to pay Galapagos service fees under its service contract. Net revenues from lottery services decreased $168,000, from $168,000 in 2000 to $-0- in 2001. See Item 3, "Legal Proceedings".

OTHER REVENUES

     During 2001 other revenues increased by approximately $1,807,000, or 38.00%, as compared to 2000. The increase was primarily due to an increase of $1,631,000 in the Dominican Republic for three non-recurring revenue items realized in 2001. These included $966,000 due to Autotote arbitration settlement, $332,000 for prior year (1997) tax settlement, and $333,000 for wagering royalty claims.

EXPENSES

     For reasons set forth below, total operating expenses during the year ended December, 2001 increased by $145,000 or 0.2% as compared to 2000. This includes the net of a decrease of $2,396,000 or (8.4%) in payments to horse owners, from $28,393,000 in 2000 to $25,997,000 in 2001 combined with an increase of $2,541,000 in other expenses, from $33,407,000 in 2000 to $35,948,000 in 2001.
Some of these expenses were non-recurring and are reported below under appropriate categories.

     PAYMENTS TO HORSE OWNERS

     Payment of purses to horse owners decreased $2,396,000 or (8.4%) in 2001 compared to 2000. The majority of this decrease was due to the decline in wagering commissions due to the decreased level of total betting at ECMC. Total payments to horse owners by property were as follows:

                                                 Increase
                        2001         2000       (decrease)
                     -----------  -----------  ------------
ECMC (a)             $23,186,000  $25,467,000  $ (2,281,000)
Dominican Republic     1,678,000    1,624,000        54,000
Columbia               1,133,000    1,302,000      (169,000)
                     -----------  -----------  -------------
                     $25,997,000  $28,393,000  $ (2,396,000)
                     ===========  ===========  =============

(a) A summary of the new horse owners contract provisions for ECMC is as follows:

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

     (iii) Include simulcasting of nine (9) to twelve (12) races on Thursday, currently a day with no live races.

     (iv) In consideration for the above items, the contract provides that ECMC will pay an additional $1,000,000 to the Horse Owners Confederation when and if the additional simulcasting is approved by the Racing Board.

     On June 28, 2001, the Puerto Rico Racing Board granted ECMC the right to increase the number of simulcast races from the United States from three (3) to six (6) per live race day. The Order allowed for a three (3) month probationary period commencing July 1, 2001 and for ECMC to place three (3) simulcast races before the first live race and three (3) simulcast races after the fifth live race during that probationary time period.

     The Racing Board declined the simulcasting of races during the probationary period on Thursdays, a day that currently holds no live races.

     Pending final approval of the complete simulcast package by the Racing Board, the contract provided that ECMC was obligated to pay the Horse Owners' Confederation $1,000,000.

     On October 16, 2001, the Racing Board suspended, effective October 22, 2001, simulcasting permitted during the probationary period but not otherwise.

     Simulcasting of special events such as the Breeders Cup, Kentucky Derby and the Preakness as well as the Caribbean Classic and the Confraternity Classic is still permitted.

     OTHER EXPENSES

     Other expenses increased by $2,541,000 or 7.6% from $33,407,000 in 2000 to $35,948,000 in 2001, attributable to the new horse owners contract, increased racetrack security costs and expenses relating to SSI and VSAT. Professional fees increased $900,000 in connection with unsuccessful financing efforts and other continuing legal and governmental issues. Additional increases were incurred in host track (simulcast) fees paid, utilities costs due to rate and usage increases, insurance expense, and TV station time. These and other general and administrative costs increased partially due to the extended length of the operating day for ECMC during the three month probationary simulcasting period.

     FINANCIAL EXPENSES

     Financial expenses increased by $1,344,000 or 19.4%, to a new total of approximately $8,257,000 from the 2000 level of $6,913,000. This increase was primarily related to the use of a line of credit facility for development of agency operations, including additional agencies and improvements in simulcast and transmission facilities, and a non-recurring charge off of expenses incurred in negotiating a loan that would have provided funding for the VSAT equipment and the purchase of the outstanding mortgage notes. Ultimately, the loan terms and conditions offered by the lender were not acceptable to the Company and no loan agreement was ever executed. As a result, the interest on loans and capital leases increased $848,000 and the Bond interest and financing expense increased $366,000. Bank charges and all other financing expense increased a net of $130,000.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased by a net of approximately $288,000 or 6.8%, to $4,549,000 in 2001 from $4,261,000 in 2000. This was primarily due to: (a) an increase of $374,000 for SSI due to additional equipment acquisition, and (c) combined with increases for ABN of $65,000, for the Dominican Republic of $53,000, and for Equus Entertainment of $42,000, and, finally, all offset by
(c)  decreases  for  HDA  of  ($131,000)  and  Colombia  ($118,000).

     OTHER LOSSES

     In 2001, the Company incurred foreign exchange losses of $155,000 for its operations in Galapagos and $103,000 for its operations in Colombia. In 2000, the Company incurred foreign exchange losses of $187,000 for its operations in Galapagos.

PROVISION FOR INCOME TAXES

     The provision for income tax in 2001 totalling $239,000 consists of $93,000 for Equus Entertainment, $37,000 for ABN, $80,000 for Galapagos, and $29,000 for Equus-Comuneros. The provision for income tax in 2000 totaling $603,000 consists of $570,000 for Equus Entertainment and $33,000 for Equus-Comuneros.

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

YEAR 2000 COMPARED TO YEAR 1999
-------------------------------

REVENUES

     Consolidated Revenues decreased by approximately $3,108,000, or (4.9%), in 2000 to $60,772,000 from $63,880,000 in 1999.

COMMISSIONS ON WAGERING

     Commissions on wagering decreased by $1,510,000 (2.6%) in 2000 to $55,846,000 as compared to $57,356,000 in 1999. The decrease in commissions was attributable to the following operations: El Comandante ($1,106,000), and Galapagos ($519,000), net of the increase in commissions attributable to Colombia by $115,000.

     During contract negotiations in January 2000, the Puerto Rico horseowners cancelled their prior approval of simulcast of live races from Puerto Rico to the Dominican Republic. In February 2000, this action was reversed by the Racing Board. This cancellation had an adverse economic impact on commissions on wagering in the Dominican Republic and Puerto Rico. In July 2000 the Puerto Rico Horse owners' Association reached an agreement with El Comandante Management Company on a new 10-year contract providing for simulcast of races.

     PUERTO RICO. Commissions on wagering at El Comandante decreased $1,106,000 (2.1%) from $52,077,000 in 1999 to $50,971,000 in 2000. Commissions on wagering are directly related to the racetrack handle, which has been in decline and hence a decline in the racetracks' commissions. There was a drop in off track betting of $9,779,000. El Comandante experienced significant declines in the betting handle on Puerto Rico races as a result of the poor racing program.

     Substantial increases in on track and simulcasting commissions did not compensate for the decline in off track wagering.

     DOMINICAN REPUBLIC. Commissions on wagering at V Centenario decreased by $519,000 (13.5%) from $3,834,000 in 1999 to $3,315,000 in 2000. This decrease was primarily attributable to the interruption of simulcast races in the first quarter of the year, as well as lower numbers of agencies in operation due to transmission and telecommunications interruptions.

     COLOMBIA. Commissions on wagering at Los Comuneros increased by $115,000 (8.0%) from $1,445,000 in 1999 to $1,560,000 in 2000. This increase was primarily due to the opening of new OTB agencies and expanded wagering from simulcasting.

     NET REVENUES FROM LOTTERY SERVICES

     During 2000, net revenues from lottery services in the Dominican Republic decreased by approximately $377,000 compared to 1999. The decrease was due to a reduction in the amount billed to the lottery operator as reimbursement for telephone line costs, pursuant to an amendment to the contract.

     Since June 30, 2000, Autotote has provided services directly to the Lottery Operations [Dominican International Electronic Lottery, Inc. (LEIDSA)] and refused to pay Galapagos service fees under its service contract. The Company filed suit in Federal Court in Puerto Rico against Autotote. The claims contained within this suit were included as part of the Autotote Arbitration Settlement. Please refer to Item 3, Legal Proceedings - Autotote.

     OTHER REVENUES

     Other revenues decreased by approximately $1,220,000 or (20.4%), as compared to 1999, from $5,978,000 in 1999 to $4,758,000 in 2000. El Comandante card  sales  ("impresos")  and  admissions/parking income decreased by $555,000.
Also, ECMC rents and other income decreased by $254,000 primarily due to a contra-income non-recurring net balance applied in 2001. Interest and other income decreased $129,000 for Housing Development Associates, $275,000 for Galapagos, and $120,000 for Equus Entertainment Corp., in 2001 as compared to 2000. These decreases were offset slightly by a net of $113,000 in increases for all companies in all other operating revenues combined.


     EXPENSES


     For reasons set forth below, total operating expenses during the year ended December, 2000 increased by $5,488,000 or 9.8% compared to 1999. This includes the net of a decrease of $404,000 or (1.4%) in payments to horse owners, from $28,797,000 in 1999 to $28,393,000 in 2000 combined with an increase of $5,892,000 or 21.4% in other expenses, from $27,515,000 in 1999 to $33,407,000 in 2000. Some of these expenses were non-recurring and are reported below under appropriate categories.

     PAYMENTS TO HORSE OWNERS

     Payments of purses to horseowners decreased $404,000 (1.4%) in 2000 compared to 1999 as noted below:

                                                Increase
                        2000         1999      (decrease)
                     -----------  -----------  -----------
ECMC (a)             $25,467,000  $26,038,000  $ (571,000
Dominican Republic     1,623,000    1,913,000    (290,000)
Columbia               1,303,000      846,000     457,000
                     -----------  -----------  -----------
                     $28,393,000  $28,797,000  $ (404,000
                     ===========  ===========  ===========

     OTHER EXPENSES

     Other expenses increased by $5,892,000 or 21.4% from $27,515,000 in 1999 to $33,407,000 in 2000, attributable to the new horse owners contract, and expenses relating to SSI and VSAT. Satellite costs increased $1,739,000, primarily for SSI operations and its acquisition of increased time and band width with the vendor. Professional fees increased $252,000 in connection with continuing legal and governmental issues. Additional increases were incurred in host track (simulcast) fees paid, business travel and entertainment expenses, utilities costs due to rate and usage increases, insurance expense, and TV station time. These and other general and administrative costs increased partially due to the start up of simulcasting in from certain USA host tracks in November of 2000.

     FINANCIAL EXPENSES

     Financial expenses decreased by $998,000 or (12.6%), to a new total of approximately $6,913,000 from the 1999 level of $7,911,000. The interest on loans and capital leases decreased $335,000, amortization expense decreased $640,000, while bank charges and all other financing expense decreased a net of $23,000.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased by a net of approximately $1,240,000 or 41.1%, to $4,261,000 in 2000 from $3,021,000 in 1999. This was primarily due to: (a) an increase in both Housing Development Associates of $949,000 and Colombia of $132,000 due to additional acquisitions, and (b) combined with increases for ECMC of $73,000, for the Dominican Republic of $41,000, and for SSI of $38,000, and, finally (c) a net increase of $7,000 for all other properties combined. The increase in Housing Development Associates was primarily due to leasehold capital improvements at El Comandante made in connection with the reparation of damages suffered as a result of Hurricane Georges.

PROVISION FOR INCOME TAXES

     The provision for income tax in 2000 totaling $603,000 consists of $570,000 for Equus Entertainment and $33,000 for Equus-Comuneros. The provision for income tax in 1999 totalling $742,000 consists of $1,208,110 for ECMC combined with a credit of ($465,957) for Equus Entertainment.

MINORITY INTEREST

     The Company's minority interest shown represents the pro-rata share of loss allocable to minority partner interests in HDA, Galapagos, Equus-Panama (until September 30, 2001) and Equus-Comuneros. Because the accumulated losses of Galapagos allocable to minority partners exceeded their investment during 2000 and 1999, the Company did not recognize a minority interest in losses of Galapagos.

EXTRAORDINARY ITEM

     The extraordinary item in 1999 relates to the early redemption and purchase of First Mortgage Notes. In June 1999, the Company recognized income of $22,680 on the purchase of $189,000 of First Mortgage Notes.

LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW

     The Company, through its wholly owned subsidiary Equus Entertainment Corp., is the owner of Housing Development Associates S.E. ("HDA") and its wholly owned subsidiary, El Comandante Management Company LLC ("ECMC"), as well as the owner of Agency Betting Network, Inc. ("ABN"), Satellite Services International, Inc. ("SSI") and foreign subsidiaries Equus Comuneros S.A., and Galapagos, S.A. The principal source of cash of Equus Gaming Company L.P. (the "Company" or, when referring to the individual entity, "Equus") is related to its ownership interest in HDA, the owner and operator (through its wholly owned subsidiary ECMC) of El Comandante Race Track in Puerto Rico. Due to certain restrictions under HDA's indenture for the issuance of its 11.75% First Mortgage Notes due 2003 (the "Indenture"), cash held by HDA or its consolidated subsidiaries (including ECMC) is restricted to ensure payment of interest and certain obligations on the First Mortgage Notes.

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

     To overcome its financial problems, the Company must look to additional revenue sources including investment or cost savings from:

     (i)  Implementing  cost  reductions  at  all  properties.

     (ii) Expanding simulcasting in Colombia and the Dominican Republic as well as expanding race pools.

     (iii) Obtaining new bank financing or financing by the Wilson family or other potential investors.

     (iv) Obtaining  approval  for  and  implementation of a Video Gaming System
          (VGS)  at  the  OTB  agencies  and  at  the  racetrack.

     There can be no assurance that any of the above will be achieved, or if achieved, that the results will be sufficient to enable the Company to continue to operate.

     Cash and cash equivalents of the Company, HDA and its consolidated subsidiaries decreased by approximately $6.0 million in 2001, primarily as a result of the decrease in wagering and increased operating costs. The Company has historically met its liquidity needs from cash flow generated by (i) the operations of El Comandante racetrack, (ii) short-term loans and capital leases for acquisition of new equipment, and (iii) investment by the Wilson family.

     The Company received cash in the amount of $3.0 million in 1999 and an additional $6.0 million in 2001 from the sale of common stock shares that were purchased by the Wilson Family. The funds were primarily used in 1999 to purchase Galapagos and Equus-Panama from HDA, thereby providing funds to HDA to meet its debt obligations. In January, 2001, the funds were primarily used by the Company to purchase SSI and ABN from HDA thereby, providing cash in which HDA could use to meet its debt obligations.

     On July, 13, 2001, KEMPT Corporation, a Puerto Rico , wholly owned by the Wilson Family Securities Corporation, an entity controlled by the Wilson family, purchased seven (7) million shares of Equus Entertainment Class A, 12% cumulative, preferred stock at $1.00 par value. Equus Entertainment then applied $3.8 million to offset the advances against dividends made to the company. Equus Entertainment additionally reimbursed the El Comandante group for all advances made by them. Equus entertainment also purchased the inter-company receivables of the El Comandante group that were due at that time from Equus affliated companies outside the El Comandante group. This provided $7.0 million of cash to the company in which to operate.

     As of December 31, 2001, related party transactions amounted to $3,877,521. These consisted primarily of notes payable to entities owned primarily by the Wilson family. These loans were made to Equus entities for working capital purposes. The notes bear interest at 1% over prime rate (5.25% and 10.50% as of December 31, 2001 and 2000, respectfully) and do not have a definite due date.

     During 2001 the principal uses of cash by the Company, HDA and its consolidated subsidiaries for financing and investing activities were payments on capital leases for El Comandante equipment.

     In addition to cash available to the Company at the beginning of the year and cash flow from operations, the Company obtained additional funds from financing and investing activities from the following sources:

     (i) Issuance of Equus Entertainment 12%, cumulative, non-voting, redeemable preferred stock.

     (ii) Loans  from  affiliates.

     For 2002, projected principal uses of cash, other than for operating activities at El Comandante, are:

     (i)  Principal  payments  on  existing  capital  leases.

     (ii) Capital expenditures, as needed and/or required for the various racing operations.

     (iii) Weekly  payment  of  delinquent  excise taxes pursuant to agreement.

     (iv) Weekly payment of delinquent volume of business taxes pursuant to agreement.

     (v)  Cash  needed  to  pay  Autotote  settlement.

     INVESTMENTS IN TELECOMMUNICATIONS EQUIPMENT AND MARKET EXPANSION

     As of June 30, 2004, the communications up-link satellite control center (the "Hub") installation is largely complete and operational. SSI will be the service provider for all telecommunications and satellite usage by the Company's affiliates.

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

     In August, 2000, the Company obtained a $2.5 million unsecured loan at 3% over prime due on December 29, 2004. Principal and interest was to be paid from ..25% of the wagering handle for the first four (4) years of the service contract with United Tote as outlined in note 4 of the consolidated financial statements. United Tote is not in operation in any of the facilities and this loan is still outstanding as of October 2004.

     HDA's First Mortgage Notes bear interest at 11.75%, payable semiannually on June 15 and December 15, and are secured by the property comprising El Comandante racetrack. The First Mortgage Notes are redeemable, at the option of HDA, in 2001 and thereafter at 100% of the principal amount, together with accrued and unpaid interest. The maturity dates of First Mortgage Notes, reduced by prior redemptions and by the Notes purchased by ECMC, are as follows (in thousands):

             YEAR ENDING     NET AMOUNT
             DECEMBER 31,   (FACE VALUE)
             -------------  ------------
             2001           $      3,454
             2002                 10,200
             2003                 40,800
                            ------------
                                  54,454
                            ============

     As of June 30, 2001, HDA had advanced to Equus approximately $3.8 million against allowable future distributions of profits, which is not in conformity with the terms of the Indenture. Management repaid these advances with the proceeds of a private placement offering of Equus Entertainment preferred stock on July 13, 2001.

     On  December  15,  2001,  June  15, 2002, December 15, 2002, June 15, 2003,
December 15, 2003, and June 15, 2004 the Company failed to pay interest and principal on the First Mortgage Notes. This constitutes a default under the Indenture. In addition, defaults have occurred in the performance or breach of covenants and/or warranties of HDA.

     The Company was unable to meet the mandatory maturity dates of the First Mortgage Notes set forth above. Although the Company has had discussions with possible lenders, investors, and possible VGS joint venture partners, it has received no commitments or other form of assurances that such financing will be forthcoming. Absent such financing, the Company will not be able to meet its long-term commitments.

     Equus Comuneros, S.A. did not meet its loan payment commitments due to financial institutions totaling $269,000 as of December 31, 2001. The Company's management subscribed debt restructuring agreements with these financial institutions. Subsequently, in September 2003, the Company entered into a new 14-year agreement with all of its creditors collectively for a term of 14 years. The Company owed a total of approximately $4 million ($1.5 million to non affiliated entities plus $2.5 million to affiliated entities). Under the agreement, the Company does not make any payments to any of the creditors for the first 7 years. After that, beginning October 2010, the Company is required to begin making monthly payments on this debt, with each payment being distributed to all the creditors on a pro-rata basis. The entire debt, including accrued interest, is to be paid in full by the end of the 14-year term of the agreement. Interest will be accrued at variable annual rates in accordance with the annual rate established by the Colombian Government for this type of debt and is expected to average to an effective rate of approximately 12% annually.

     GOVERNMENT MATTERS.

     El Comandante's horse racing and pari-mutuel wagering operations are subject to substantial government regulation. Pursuant to the Puerto Rico Horse Racing Industry and Sport Act (the "Racing Act"), the Racing Board and the Puerto Rico Racing Administrator (the "Racing Administrator") exercises regulatory control over El Comandante's racing and wagering operations. For example, the Racing Administrator determines the monthly racing program for El Comandante and approves the number of annual race days in excess of the statutory minimum of 180 racing days. The Racing Act also apportions payments of monies wagered that would be available as commissions to ECMC. The Racing Board consists of five (5) persons appointed to four-year terms by the Governor of Puerto Rico. The Governor also appoints the Racing Administrator for a four-year term.

     El Comandante is required to pay the Government of Puerto Rico various taxes on the wagering placed on thoroughbred horse races held at or simulcasted by the racetrack. The taxes on the wagering are required to be remitted to the Department of the Treasury of Puerto Rico within two (2) days of the wages being placed. El Comandante failed to remit tax payments totaling $9,949,182, exclusive of late and interest assessments, from October 16, 2000 to February 7, 2001 to the Department of the Treasury of Puerto Rico. The Company negotiated with the Puerto Rico tax authorities for a payment plan whereby the overdue taxes will be paid in weekly installments of $50,000. Neither ECMC nor the Company has the financial resources to pay currently the overdue taxes.

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

     2. For a six-month period commencing June 1, 2001 and ending November 30,2001, ECMC was required to pay $50,000 per week against the October, 2000 through January, 2001 assessment. After the six month period, the Secretary had the power to reevaluate the financial condition of ECMC and upon reasonable grounds, continue, modify or revoke the Agreement. The agreement has been continued and is expected to remain in effect until the entire debt repayment is satisfied.

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

     As of October 7, 2004, all terms and conditions of the Agreement have been met by ECMC, including payment aggregating $8,800,000 through October 7, 2004.

     On April 2, 2001, the House of Representatives of the Commonwealth of Puerto Rico passed a resolution ordering an investigation of the operations of El Comandante (Puerto Rico) with emphasis on the mechanisms of physical and financial administration and the debts maintained with the Department of the Treasury of Puerto Rico and the members of the Horse owners Confederation. The Company has complied with all requests for information. The investigation has been completed and the Company has no indications of any significant or detrimental findings.

     The Company was unable to remit five (5) bi-annual payments for real estate taxes of $365,032 each for a total unpaid balance of $1,825,160. This balance is payable to the C.R.I.M. in Carolina, P.R. and includes penalty assessments. As of October 7, 2004, the total amount due, including interest, was approximately $2.1 million, less $850,000 paid through October 7, 2004, or approximately $1.25 million.

     Company representatives met with C.R.I.M. in their offices in the last week of February, 2003. An agreement was reached as follows:

     1. The Company will remit a minimum of $10,000 per week to the C.R.I.M. in payment on account, effective beginning February 28, 2003.

     2. If the Company is able to secure new financing in the near future and is able to pay the principal balance outstanding in its entirety, the C.R.I.M. agrees to use its best efforts to provide some relief to the Company with respect to the interest and/or penalty charges.

     3. When the Company finishes paying off the outstanding patente taxes due to the Municipality, the Company will review its position and attempt to increase the minimum amount being paid to the C.R.I.M. each week.

     4. ECMC will remit future bi-annual real estate tax payments on a timely basis.

     As of October 7, 2004, the Company has fully complied with the provisions of the agreement.

     As of December 31, 2001, Equus Comuneros, S.A. owed the Colombian Tax and National Customs Administration approximately $939,634, including interest, for withholding at source tax. Management has met with the Government to settle the amount outstanding. The plan proposed to the government is as follows:

     1. Five (5) year amortization of all amounts due on 10%, 15%, 20%, 25% and 30% payment basis, annually, respectively.

     2. The Government is requesting a down payment, which has been under negotiation from 2001 through the current date, October 14, 2004.

     By means of Resolution 213 of October 31, 2001, of the Colombian Superintendency of Societies, Equus Comuneros was accepted for government supervised restructuring under the provisions of Colombian Law 550 of 1999.The negotiations with the creditors of Comuneros were successful and ended in an agreement more fully described in the last paragraph of the section shown above entitled "Long Term Commitments". The delinquent withholding taxes due to the Colombian Tax and National Customs Administration are being negotiated separate and apart from the debt due to all other creditors.

     Equus Comuneros has not considered it necessary to make any adjustments to the financial statements with respect to it not being able to continue operating.

FORWARD-LOOKING STATEMENT

     Certain matters discussed and statements made within this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained. Factors that may cause action results to differ from these implied by such forward-looking statements include the following:

     - Ability of company affiliates to successfully reorganize through their bankruptcy proceedings
     -    Inability to make Bond debt principal and interest payments.
     -    Inability to secure adequate financing.
     -    Impact of changes in casino and lottery laws.
     -    Impact of foreign exchange rate fluctuations.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's certified Consolidated Financial Statements for the years ended December 31, 2001, 2000, and 1999 are presented as a separate attachment.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no such changes or disagreements.

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

     EMC does not engage in any activities other than managing the business of the Company. EMC is governed by its Board of Directors, which currently consists of eight persons. Directors will be elected in the future either by Interstate Business Corporation ("IBC"), as the parent company of EMC, or by the directors then holding office subject to certain limitations, including that at least two of the directors be independent of the Company, IBC and Interstate General Company L.P. ("IGC"). Thus, Unitholders do not have the power to elect EMC's directors. The officers of EMC are elected by its Board of Directors. All officers of EMC are employees of Equus Entertainment Corporation ("EEC"), a wholly owned subsidiary of the Company. The Board of Directors of EMC also serves as the Board of Directors of the Company. The terms of directors and officers is at the discretion of the Board of Directors.

     At present, two of EMC's directors are directors and officers of IGC's managing general partner and two of EMC's directors are directors and officers of IBC. Also, one EMC director is a trustee of American Community Property Trust ("ACPT"). The adult children of James J. and Barbara A. Wilson own approximately 99.4% of IBC and 100% of The Wilson Family Limited Partnership ("WFLP") and 100% of Wilson Securities Corporation ("WSC"). The Wilson family and companies controlled by them, including IBC, WFLP and WSC hold approximately a 77% interest in the Company, a 54.25% interest in IGC and a 50.89% interest in ACPT.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AND EMC

     The table below sets forth the name, age and positions with the Company and EMC of each director and executive officer of EMC and the Company as of December 31, 2001.

NAME                     AGE          POSITIONS WITH THE COMPANY AND EMC
-----------------------  ---  ---------------------------------------------------

James J. Wilson           70  Co-Chairman and Director of EMC

Thomas B. Wilson          41  Co-Chairman, President and Chief Executive
                              Officer; and Acting Chief Financial Officer of EMC

Juan M. Rivera-Gonzalez   56  Vice Chairman and Director of EMC

Donald J. Kevane          71  Director of EMC

Alberto M. Paracchini     71  Director of EMC

Barbara A. Wilson         67  Director and Secretary of EMC

Mary Pat Wilson           39  Director of EMC

Charles Cuprill           59  Director of EMC

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

Thomas  B.  Wilson has been President and Chief Executive Officer of EMC and the
------------------
Company since January 1998 and Director of EMC since February 1998. He has been a Director of IGMC since December 1995, a Director of IBC since 1994 and a Vice President of IBC since September 1994. From 1994 to December 1997 he was
President  of  El  Comandante  Operating  Company,  Inc.  ("ECOC").

Juan M. Rivera-Gonzalez was Executive Vice President and Chief Operating Officer
-----------------------
of EMC and the Company since January 1998 and Director of EMC since February 1998, until he resigned in September 1999 to practice law and serve as legal counsel of the Company. From January 1996 to December 1997 he was Executive Vice President of [EMC? and] the Company. From September 1995 to December 1995 he served as Vice President of the Company and was also Vice President of IGC from 1994 to April 1996. From April 1991 to December 1993 he was President and General Manager of ECOC. Since October 15, 2001 he was serving as President and CEO of El Comandante Management Company LLC. On October 17, 2004 he was terminated from his employment with the Company.

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

Charles A. Cuprill has been a Director of EMC since December 1999. Mr. Cuprill has been practicing civil law in Puerto Rico since 1972.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE. The following table sets forth the aggregate compensation for the years indicated with respect to the Chief Executive Officer and the Company's other executive officer having compensation in excess of $100,000 for services during 2001, both of whom are employed by the Company's wholly owned subsidiary EEC effective January 1, 1998.

                                              ANNUAL COMPENSATION
                                    ----------------------------------------    SECURITIES
                                                                   OTHER        UNDERLYING  ALL OTHER
                                                                   ANNUAL        OPTIONS /   COMPEN-
NAME AND PRINCIPAL                     SALARY          BONUS    COMPENSATION       SAR'S     SATION
POSITION                  YEAR           ($)            ($)          ($)            (#)      ($) (1)
--------------------  ------------  ------------  ------------  ------------  ------------  ---------

Thomas B. Wilson              2001       258,727             -             -             -   10,384
   President and CEO          2000       258,727             -             -             -    9,752
                              1999       249,800             -             -             -    9,527

Hernan G. Welch (3)           2001       131,614            (2)            -             -        -
   Executive Vice             2000       205,204             -             -             -        -
   President - Finance        1999        89,530             -             -             -        -
   and Administration

(1)  Reflects  contributions  to  Retirement  Plan  discussed  below.

(2)  Mr.  Welch  was  hired  as  an executive of the Company effective July 1999 with an annual base salary  of  $200,000.  He  left  the  Company  on  February,  2001. His  2001  salary  includes payment  of accrued,  unpaid  vacation  as  of  June  30,  2001.

     RETIREMENT PLAN. In 1998, the Company established its own retirement plan for employees of its subsidiary EEC. Employees are eligible to participate in the retirement plan when they have completed a minimum employment period of 1,000 hours. The Retirement Plan is a defined contribution plan which provides for contributions by the Company for the accounts of eligible employees in amounts equal to 4% of base salaries and wages not in excess of the U.S. Social Security taxable wage base, and 8% of salaries (limited to $160,000) that exceeded that wage base. Eligible employees may also make voluntary contributions to their accounts and self direct the investment of their account balances in various investment funds offered under the plan. Company contributions to the Retirement Plan amounted to $26,027 in 2001. In addition, Thomas B. Wilson made a personal contribution of $5,000 to the Plan. Prior to October 5, 1998, EEC's employees participated in IGC's retirement plan.

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

     UNIT APPRECIATION RIGHTS. As of December 31, 2001, there are 10,000 Unit Appreciation Rights ("UAR") outstanding, fully vested and exercisable, which will expire on October 18, 2004. The UAR entitles the holder to receive, upon exercise, an amount payable in cash, Units of the Company, securities in another company or some combination thereof, as determined by EMC's Board of Directors. The amount received upon exercise is based on the excess of the fair market value of the UAR over a fixed base price. During 2001, none of the 10,000 UAR have been granted nor awarded to anyone and therefore, never exercised. As of December 31, 2001, the unexercised in-the-money UAR had no value. The UAR expired on October 18, 2004 without being exercised.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN UNITHOLDERS AND MANAGEMENT

     The following table sets forth certain information regarding the Units that are beneficially owned as of September 30, 2004 (i) by each director of EMC or executive officer of EMC or the Company, and (ii) by all directors of EMC and executive officers of EMC or the Company, as a group, and (iii) by each person who is known by EMC or the Company to beneficially own more than 5% of the outstanding Units of the Company. Except where noted, the address for each beneficial owner is Doral Building, 7th Floor, 650 Munoz Rivera Avenue, Hato Rey, PR 00918.


________________________________________________________________________________

                                                       BENEFICIAL OWNERSHIP (1)&(3)
                                                      -----------------------------
                                                      NUMBER AND
                                                      NATURE OF
                                                      BENEFICIAL
NAME OF BENEFICIAL OWNERS                             OWNERSHIP   PERCENT OF CLASS
----------------------------------------------------  ----------  -----------------
MANAGEMENT AND DIRECTORS
  Barbara A. Wilson                                           50              0.00%
  Mary Pat Wilson                                         86,397              0.60%
  Thomas B. Wilson (2)                                    86,397              0.60%
  Donald J. Kevane                                         1,000              0.01%
  Alberto Paracchini                                      25,000              0.17%
  Charles A. Cupril                                       10,000              0.07%


  All executive officers and directors of EMC and
  the Company, as a group  (6 persons)                   208,844              1.45%

OTHER UNITHOLDERS
  The Wilson Family Limited Partnership ("WFLP")
  222  Smallwood Village Center
  St. Charles, Maryland  20602                         5,093,088             35.41%

  Wilson Security Corporation ("WCS")
  222  Smallwood Village Center                        6,000,000             41.71%
  St. Charles, Maryland  20602

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SERVICES AMONG RELATED PARTIES

     The following represents a summary of amounts accrued for services rendered by or from certain related parties, namely, EMC, IBC, American Community Properties Trust ("ACPT"), El Monte Properties ("EMP"), and Interstate General Company L.P. ("IGC") during the years ended December 31, 2001, 2000, and 1999:

                                                FOR THE YEAR ENDED DECEMBER 31,
                                                -------------------------------
ENTITY                NATURE OF SERVICE            2001      2000      1999
------------  ---------------------------------  --------  --------  --------

RENDERED BY:
    ACPT      Support agreement                  $    800  $ 52,600  $ 40,400

    ACPT      Rent office space                    14,000    42,000    42,000

    EMP       Rent office space                       ---     6,516     4,887

    EMC       Director fees                        86,200   124,800    88,800

    IGC       Services of James J. Wilson         452,789   192,703   135,000

    IGC       Services of Wilson Nazario              ---    12,833       ---

    IGC       Other services on Virginia racing       ---       ---    18,041

BONDS AND NOTES PAYABLE AND CAPITAL LEASES

     The Bonds, Notes Payable, and Capital Leases of the Company are more fully disclosed in Notes 3 through 6 of the "Notes to Consolidated Financial Statements" for the years ended December 31, 2001, 2000, and 1999 which is provided as a attachment.

OTHER

     On July 13, 2001, Kempt Corporation, a Puerto Rico corporation wholly owned by Wilson Securities Corporation, an entity controlled by the Wilson family, purchased seven (7) million shares of Equus Entertainment Class A, 12% cumulative preferred stock, $1.00 par value.

     Equus Entertainment then applied $3.8 million to offset the advances against dividends made to the Company.

     Equus Entertainment reimbursed the El Comandante group (consisting of Housing Development associates S.E., El Comandante capital Corporation, and El Comandante Management Company LLC) for all advances made by the El Comandante Group to affiliate companies. Equus Entertainment also purchased the inter-company receivables of the El Comandante Group that were due from affiliate companies.

     The  net  proceeds  of  $6,882,037  were  used  to  pay  the  following:

     (1) The June 14, 2001 interest payment on the First Mortgage Notes of $3,595,500 plus $32,408 of penalty interest for the period June 15, 2001 through July 13, 2001.

     (2) Payoff of $2,604,747 HDA Note payable to FirstBank together with interest accrued through July 13, 2001 of $414,370.

     (3) Payoff of $500,000 HDA line of credit with FirstBank together with interest accrued through July 13, 2001 of $2,903.

     (4) Advance to consolidated affiliates of $132,108 to cover operational expenses.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

INDEX TO FINANCIAL STATEMENTS.

     (i) Financial Statements (included in Item 8)

     Equus  Gaming  Company  L.P.
         Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Operations for the years ended  December  31,  2001,  2000  and  1999
         Consolidated  Statements  of  Changes  in  Partners'  Deficit  for
           each of the three years in the period ended December 31, 2001 Consolidated Statements of Cash Flows for the years ended  December  31,  2001,  2000  and  1999
         Notes  to  Consolidated  Financial  Statements

EXHIBITS.
 EXHIBIT                                                              INCORPORATED BY REFERENCE
 NUMBER    EXHIBIT DESCRIPTION                                        TO THE EXHIBITS INDICATED
---------  ---------------------------------------------  --------------------------------------------------

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

      4.1  Form of Unit Certificate                       Exhibit 5.1 to Form S-11

     10.2  Indenture dated December 15, 1993,             Exhibit 4.1 to Registration
           among El Comandante Capital Corp.                Statement on Form S-4
           ("ECCC"), as Issuer, Banco Popular               yNo. 33-75284 of HAD,
           de Puerto Rico as Trustee ("Banco                ECCC and El Comandante
           Popular") and HAD as Guarantor                   Operating Company, Inc.
           (the "Indenture")                                ("ECOC") ("Form S-4")

     10.3  First Supplemental Indenture dated             Exhibit 10.27 to Form S-11
           December 22, 1994 to the Indenture

     10.4  Second Supplemental Indenture dated            Exhibit 10.28 to Form S-11
           December 22, 1994 to the Indenture

     10.7  Amended and Restated Management                Exhibit 10.6 to Form S-4
           Agreement dated December 15, 1993,
           between Interstate General Properties
           Limited Partnership S.E. ("IGP")
           and HAD

    10.11  Stock Pledge Agreement dated                   Exhibit 10.12 to Form S-4
           December 15, 1993, between HAD and
           Banco Popular


    10.12  Pledge Agreement (Mortgage Notes)              Exhibit 10.13 to Form S-4
           dated December 15, 1993 between HAD
           and Banco Popular

    10.13  Chattel Mortgage dated December                Exhibit 10.15 to Form S-4
           15, 1993, between ECOC and HDA

    10.15  Assignment Agreement (General                  Exhibit 10.16 to Form S-4
           Intangibles) dated December 15, 1993,
           between HDA and Banco Popular

    10.16  Pledge Agreement between ECCC and              Exhibit 10.17 to Form S-4
           Banco Popular

    10.17  Mortgage Note of $52,000,000 of HAD            Exhibit 10.18 to Form S-4

    10.18  Mortgage Note of $26,000,000 of HAD            Exhibit 10.19 to Form S-4

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

    10.20  HDA Note in the amount of                      Exhibit 10.21 to Form S-4
           $68,000,000 to ECCC dated December
           15, 1993

    10.22  Consulting Agreement dated December            Exhibit 10.21 to Form S-11
           15, 1993 between ECOC and IGP

    10.26  Lease Agreement dated September 28,            Exhibit 10.21 of the Annual
           1994 between the Dominican Republic              Report on Form 10-K of
           December 31, 1994 ("1994                         HDA for the year ended
                                                            and Galapagos, S.A.("Galapagos")
                                                            HDA 10-K")

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

    10.60  Guaranty Agreement by and between              Exhibit 10.60 to 1997
           EMC and IGC dated December 30, 1997              10-K

    10.61  Agreement to Retire Partnership                Exhibit 10.61 to 1997
           Interest of Interstate General                   10-K
           Company, L.P. in Equus Gaming
           Company, L.P. by and among the
           Company, IGC, EMC, EMTC and HAD
           dated December 30, 1997

    10.62  Ninth Amended and Restated                     Exhibit 10.62 to 1997
           Partnership Agreement of HAD                     10-K
           dated December 31, 1997


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

    10.69  Stock Purchase Agreement dated                 Exhibit 10.69 to 1998 10-K
           as of March 1, 1999

       31  Certification of Principal Executive Officer   Filed herewith
           and Principal Financial Officer

       32  Certification pursuant to 906 of the           Filed herewith
           Surbanes-Oxley Act of 2002

     99.1  Press Release -                                Filed herewith
           ECMC; HDA & ECCC File
           Reorganization under Chapter 11
           of Bankruptcy Act


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

                                       Equus Gaming Company L.P.
                                       ----------------------------
                                       (Registrant)

                                       By: Equus Management Company
                                           Managing General Partner

October 14, 2004                           /s/ Thomas B. Wilson
                                           -----------------------
                                           Thomas B. Wilson
                                           Co-Chairman, President
                                           Chief Executive Officer, Acting Chief
                                           Financial Officer and Director

October 14, 2004                           /s/ James J. Wilson
                                           ----------------------
                                           Co-Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated as of October 14, 2004.

TITLE                                    SIGNATURE
-----                                    ---------

Co-Chairman                              /s/ James J. Wilson
                                         ----------------------
                                         James J. Wilson

Co-Chairman, President,                  /s/Thomas B. Wilson
                                         ---------------------
Chief Executive Officer                  Thomas B. Wilson
and Director, Acting Chief
Financial Officer

Director                                 /s/ Donald J. Kevane
                                         -----------------------
                                         Donald  J. Kevane

Director                                 /s/ Alberto M. Paracchini
                                         ----------------------------
                                         Alberto M. Paracchini

Director                                 /s/ Charles A. Cuprill
                                         -------------------------
                                         Charles A. Cuprill

[GRAPHIC OMITTED]
LANDA UMPIERRE PSC
Certified Public Accountants & Consultants




                            EQUUS GAMING COMPANY L.P.

                        Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

                  (With Independent Auditors' Report Thereon)

[GRAPHIC OMITTED]
LANDA UMPIERRE PSC
Certified Public
Accountants & Consultants         ----------------------------------------------
                                  PO Box 363642              TEL.:(787) 765-4644
                                  San Juan, PR 00936-3642    FAX  (787) 763-5504
                                  www.landaumpierre.com

                          INDEPENDENT AUDITORS' REPORT


To the Partners and Board of Directors of Equus Gaming Company L.P.:

We have audited the accompanying consolidated balance sheet of Equus Gaming Company L.P. (the Company) as of December 31, 2001, and the related consolidated statements of operations, changes in partner's deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Galapagos S.A., a majority owned subsidiary of the Company, which statements reflect total assets of approximately $3,700,000 (6%) and total revenues of approximately $5,700,000 (10%) as of and for the year ended December 31, 2001. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Galapagos S.A., is based solely on the report of the other auditors. The accompanying consolidated balance sheets, statements of operations, changes in partner's deficit and cash flows as of and for the years ended December 31, 2000 and 1999 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated March 31, 2001, including an explanatory paragraph to express those auditors' substantial doubt about the Company's ability to continue as a going concern.

Except as discussed in the following paragraph, we conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

We were unable to obtain from the independent auditors of Equus Comuneros, a majority owned subsidiary of the Company, and Agency Betting Network - Sucursal de Colombia, a branch of the Company, response to our inquiries regarding their independence under the requirements of the American Institute of Certified Public Accountants and the Securities and Exchange Commission of the Government of the United States of America, nor we were able to obtain response from such auditors regarding their familiarity with accounting principles and auditing standards generally accepted in the United States of America for the year ended December 31, 2001. These subsidiaries reflect total assets of approximately $5,200,000 (9%) and total revenues of $2,100,000 (3%) for the year then ended, respectively.


      Member firm of CPA Associates international (CPAAl) with offices in principal cities worldwide

[GRAPHIC OMITTED]
LANDA UMPIERRE PSC
Certified Public Accountants & Consultants

Page 2

In our opinion, based on our audit and the report of the other auditors, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the accounts of Equus
Comuneros and Agency Betting Network - Sucursal de Colombia, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Equus Gaming Company L.P. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America,

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced significant losses from operations during the last four years of operations and as of December 31, 2001 has a Partners' deficit amounting to approximately $42,300,000. The Company is also in default for payments of principal and interest on bonds guaranteed with property used in the main operations of the Company (whose total balance amounts to approximately $58,200,000 as of December 31, 2001), and has not been able to comply with the reporting requirements of the Securities and Exchange Commission of the Government of the United States of America. These factors, among others more fully described in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Landa Umpierre PSC
April 24, 2004
San Juan, Puerto Rico

Stamp No 1958932 of the Puerto Rico society of CPAs was affixed to the record copy of this report.

                            EQUUS GAMING COMPANY L.P.

                          Consolidated Balance Sheets

                           December 31, 2001 and 2000


                     Assets
                                                      2001           2000
                                                  -------------  ------------
Cash on hand and in banks                         $    738,923     7,221,040
Restricted cash (note 2)                               671,875       216,261
                                                  -------------  ------------

      Total cash                                     1,410,798     7,437,301

Accounts receivable (note 2)                         4,076,631     4,328,918
Due from affiliates (note 6)                           378,307       358,356
Prepaid expenses and other                           3,447,488     5,490,333
Notes receivable (note 2)                              162,200     2,960,074
Property and equipment, net (notes 2 and 5)         51,308,607    59,754,751
                                                  -------------  ------------
                                                  $ 60,784,031    80,129,733
                                                  =============  ============

         Liabilities and Partners' Deficit

Bonds payable (note 3)                            $ 53,874,751    53,667,739
Notes payable (note 4)                               2,824,043    10,549,961
Accounts payable and accrued liabilities            28,288,686    27,892,023
Outstanding winning tickets and refunds (note 2)     2,948,679     1,552,128
Capital lease obligations (note 5)                   1,293,462     2,232,559
 Due to affiliates (note 6)                          3,877,521             -
Deferred income taxes (note 9)                       3,088,059     3,693,792
Preferred stock (note 10)                            6,882,037             -
Minority interest                                            -       753,288
                                                  -------------  ------------
        Total liabilities                         $103,077,238   100,341,490
                                                  -------------  ------------
Partners' Deficit:
    Minority interest (note 2)                        (284,585)            -
    Cumulative translation adjustments (note 2)       (720,892)     (245,036)
    Net capita! distributions                       (5,359,608)   (5,359,608)
    Accumulated deficit                            (35,928,122)  (14,607,113)
                                                  -------------  ------------
                                                   (42,293,207)  (20,211,757)
    Commitments and contingencies (note 7)                   -             -
                                                  -------------  ------------
                                                  $ 60,784,031    80,129,733
                                                  =============  ============

See accompanying notes to consolidated financial statements.

                                  EQUUS GAMING COMPANY L.P.

                            Consolidated Statements of Operations

                         Years ended December 31, 2001, 2000 and 1999


                                                          2001           2000         1999
                                                      -------------  ------------  -----------
Revenues:
    Commissions on wagering (note 2)                  $ 51,560,896    55,846,307   57,356,199
    Other revenues                                       6,565,637     4,926,165    6,278,436
                                                      -------------  ------------  -----------

                                                        58,126,533    60,772,472   63,634,635
                                                      -------------  ------------  -----------

Expenses:
    Purses paid to horsemen                             25,996,921    28,393,091   28,797,409
    Salaries, wages and employee benefits                9,109,549     9,134,034    9,410,527
    Other operating costs and expenses (note 2)         26,837,170    24,272,866   18,360,619
    Depreciation and amortization                        4,549,367     4,261,472    3,561,646
    Interest expense                                     8,257,133     6,913,066    6,645,050
    Loss in foreign currency transactions (note 2)         258,355       186,561       25,701
    Minority interest (note 2)                            (116,768)   (1,314,872)  (1,029,458)
                                                      -------------  ------------  -----------
                                                        74,891,727    71,846,218   65,771,494
                                                      -------------  ------------  -----------
Loss from continuing operations before income taxes    (16,765,194)  (11,073,746)  (2,136,859)

Income taxes                                              (239,099)     (603,310)    (745,153)
                                                      -------------  ------------  -----------

Loss from continuing operations                        (17,004,293)  (11,677,056)  (2,879,012)

Loss from discontinued operations (note 12)             (4,601,301)     (167,914)    (234,065)
                                                      -------------  ------------  -----------

Net loss before extraordinary item                     (21,605,594)  (11,844,970)  (3,113,077)
Extraordinary item-discount on early
  redemption of bonds payable                                    -             -       22,680
                                                      -------------  ------------  -----------

Net loss                                              $(21,605,594)  (11,844,970)  (3,090,397)
                                                      =============  ============  ===========

Weighted average units outstanding                       9,325,381     8,505,398    7,796,191
                                                      =============  ============  ===========
Basic and diluted per unit amounts;
  Loss from continuing operations                     $      (1.83)        (1.37)       (0.37)
  Loss from discontinued operations                          (0.49)        (0.02)       (0.03)
                                                      -------------  ------------  -----------

    Net loss per unit                                 $      (2.32)        (1.39)       (0.40)
                                                      =============  ============  ===========

See accompanying notes to consolidated financial statements.

                            EQUUS GAMING COMPANY L.P.

                  Consolidated Statements of Partners' Deficit

                  Years ended December 31, 2001, 2000 and 1999


                                                General       Limited
                                                Partners      Partners       Total
                                              ------------  ------------  ------------
Balance as of December 31, 1998               $  (745,444)  (13,320,967)  (14,066,411)
                                              ------------  ------------  ------------

  Net loss for the year                           (30,904)   (3,059,493)   (3,090,397)
  Currency translation adjustments                 (5,531)     (547,615)     (553,146)
  Cash distributions to minority partners of
    Housing Development Associates                      -       (20,368)      (20,368)
  Issuance of units, net of costs                       -     2,945,029     2,945,029
                                              ------------  ------------  ------------

Balance as of December 31, 1999                  (781,879)  (14,003,414)  (14,785,293)
                                              ------------  ------------  ------------

  Net loss for the year                          (118,450)  (11,726,520)  (11,844,970)
  Currency translation adjustments                  4,185       414,321       418,506
  Issuance of units, net of costs                       -     6,000,000     6,000,000
                                              ------------  ------------  ------------

Balance as of December 31, 2000                  (896,144)  (19,315,613)  (20,211,757)
                                              ------------  ------------  ------------

  Net loss for the year                          (216,056)  (21,389,538)  (21,605,594)
  Currency translation adjustments                 (4,759)     (471,097)     (475,856)
                                              ------------  ------------  ------------

Balance as of December 31, 2001               $(1,116,959)  (41,176,248)  (42,293,207)
                                              ------------  ------------  ------------

See accompanying notes to consolidated financial statements.

                                             EQUUS GAMING COMPANY L.P.

                                       Consolidated Statements of Cash Flows

                                          December 31, 2001, 2000 and 1999



                                                                           2001           2000          1999
                                                                       -------------  ------------  ------------
Cash flows from operating activities of
  continuing operations:
  Net loss                                                             $(21,605,594)  (11,844,970)  (3,090,397}
  Loss from discontinued operations                                       4,601,301       167,914       234,065
  Extraordinary item                                                              -             -       (22,680)
                                                                       -------------  ------------  ------------

  Net loss from continuing operations                                   (17,004,293)  (11,677,056)   (2,879,012)
    Adjustments to reconcile net loss from
      continuing operations to net cash provided by/
      (used in) operating activities:
        Depreciation and amortization                                     4,170,006     5,015,350     4,296,160
        Deferred taxes                                                     (605,733)      620,094       537,261
        Minority interest                                                  (753,288)   (1,314,872)   (1,029,458)
        Gain in safe of assets                                                    -      (179,500)
        Foreign currency translation adjustments                           (475,856)       11,855       (28,920)
        Changes in assets and liabilities:
          Decrease/(increase) in accounts receivable                        252,286    (2,914,678)     (206,749)
          Increase in due from affiliates                                  (219,951)
          Decrease/( increase) in prepaid expenses and other              2,042,845      (946,811)      356,892
          Increase in accounts payable
            and accrued liabilities                                         396,664    18,378,234     1,658,363
          Increase in outstanding winning tickets and refunds             1,396,551       421,739       610,905
          Increase in due to affiliates                                   3,877,521             .             -
                                                                       -------------  ------------  ------------

            Total adjustments                                            10,081,045    19,091,411     6,194,454
                                                                       -------------  ------------  ------------

            Net cash provided by/(used in) operating activities          (6,923,248)    7,414,355     3,315,442
                                                                       -------------  ------------  ------------

Cash flows from investing activities:
  Net receipts from notes receivable                                      2,797,874                     201,612
  Payment of financing costs                                                      -             -      (389,544)
  Additions to property and equipment                                      (118,151)   (3,370,752)  (10,113,509)
                                                                       -------------  ------------  ------------

            Net cash (used in)/provided by
              investing activities                                        2,679,723    (3,370,752)  (10,301,441)
                                                                       -------------  ------------  ------------

Cash flows from financing activities:
  Redemption of bonds payable and other financing payments                        -             -    (3,308,899)
  Net proceeds/(payments) of notes payable                               (7,725,918)    3,401,732     6,515,000
  Proceeds from issuance of preferred stock                               6,882,037             -             -
  Proceeds from issuance of partnership units and other contributions             -     6,000,000     3,083,743
  Payments of capital lease obligations                                    (939,097)   (6,796,499)   (3,612,813)
  Capital distributions                                                           -    (1,519,468)      (20,366)
                                                                       -------------  ------------  ------------

            Net cash (used in)/provided by financing activities          (1,782,978)    1,085,765     2,656,665
                                                                       -------------  ------------  ------------

Net increase/(decrease) in cash                                          (6,026,503)    5,129,368    (4,329,334)

Cash at beginning of year                                                 7,437,301     2,307,933     6,637,267
                                                                       -------------  ------------  ------------

Cash at end of year                                                    $  1,410,798    7,437,301_     2,307,933
                                                                       =============  ============  ============

Supplemental Disclosure of Cash Flow Information:
  Interest paid                                                        $  8,500,033     5,399,672     8,572,220
                                                                       =============  ============  ============

See accompanying notes to consolidated financial statements.

                            EQUUS GAMING COMPANY L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



(1)  ORGANIZATION, LIQUIDITY AND CAPITAL RESOURCES

     Equus Gaming Company L.P. (the Company) is a Virginia Limited Partnership organized on December 16, 1997 as permitted by the State of Virginia
     Revised Uniform Limited Partnership Act. The Partnership's activities encompass mainly the management of horse racetracks in the Caribbean basin and other Latin American countries, together with their respective on-track and off-track betting systems and related communication links. The primary source of income of the Company is related to the management and operation of the El Comandante racetrack located at Canovanas, Puerto Rico. The
     Company is the sole owner of Equus Entertainment Corp., a corporation organized under the laws of the Commonwealth of Puerto Rico, which controls operations of the racetrack through its 99% ownership of Housing Development Associates SE (HDA). HDA is the sole owner of El Comandante Management Company LLC (a Delaware Limited Liability Corporation and the entity that operates the racetrack) and of the land and related racetrack properties.

     El Comandante is the only thoroughbred racetrack in Puerto Rico and operates on a year-round schedule basis. The operation includes the administration and management of an on-track and off-track betting system that has approximately 600 off-track betting agencies throughout the island of Puerto Rico. These agencies provide the betting public with live video images of the races held at the racetrack and are connected to the betting operating system at the racetrack to accept pari-mutuel and other wagers.

     The Company also has a 55% interest in Galapagos S.A. (Galapagos), which is the operator since 1995 of the V Centenario Racetrack in the Dominican Republic, and a controlling 50% interest in Equus Comuneros, which is the operator of the Los Comuneros racetrack in Colombia, The Company also manages the agency betting operation in Colombia through the branch in that country of Agency Betting Network (ABN), a wholly-owned corporation organized under the laws of the Commonwealth of Puerto Rico to install and operate betting operations.

     The Company held controlling interests in entities that operated the Presidente Remon racetrack in Panama and the Maronas racetrack in Montevideo, Uruguay. The Panama operation was surrendered in September, 2001 as part of a reorganization of the racetrack operations and the Uruguay operation was liquidated in March, 2001 after the license was canceled by the government and awarded to a different, unrelated operating company. The Company recorded the results of these activities as discontinued operations in the accompanying financial statements.

     The Company also offers satellite up-link services to some of its subsidiaries through Satellite Services International, Inc. (SSI), a wholly-owned subsidiary organized under

                            EQUUS GAMING COMPANY L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


     the laws of the Commonwealth of Puerto Rico. SSI also provides leasing of video and data telecommunication equipment to transmit live races from and to the racetrack operations. As part of these services, the Company provides simulcasting-in and simulcasting-out of the races held on the racetracks and in some cases, from other third party operated racetracks in the United States,

     The Company also is a 100% owner of El Comandante Capital Corporation, a special purpose corporation organized under the laws of the Commonwealth of Puerto Rico that was created to issue bonds under a first mortgage note on the El Comandante racetrack facilities and real estate.

     Horse racing is highly regulated by the respective governments in which the Company operates. Based on these regulations, the Company has to provide, among other things, space to government personnel that oversee the racing operations, reports and space to treasury department personnel, and also reports, space and other facilities for other related personnel that supervise all aspects of horseracing and the management of all monies wagered and their corresponding payment to all entities involved in the racing business.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, certain matters have affected the Company's operations during the most recent past years which create substantial doubt about the entity's ability to continue as a going concern, as explained more fully below:

     (a)  PUERTO RICO

          The Company has incurred significant losses from operations in Puerto Rico during the last four years. The horse racing industry has suffered stiff competition from other gambling games approved by the government during the last ten years, which has caused a sharp decrease in the amount of money bet on horse races during such period. Management does not believe that the total amount of money bet at the racetrack will increase unless the government either changes the fiscal structure of the wagering distribution or revises the regulations in order to permit the Company to enter into other gambling activities that could increase the amount of commissions earned and, thus, increase the financial stability of the Company.

          Due to the results of operations as discussed in the previous paragraph, the Company has also been unable to satisfy payments of principal and interest on bonds that are guaranteed with a first mortgage note amounting to $68,000,000 issued by HDA and guaranteed ultimately with the land and racetrack properties comprising El
          Comandante  racetrack.  Payments  of  principal  and  interest  on the

                            EQUUS GAMING COMPANY L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


          bonds have not been made since December, 2001, which is a default to the bond agreement. Due to this situation, the bondholders have filed an action for collection of monies and foreclosure of property at the United States District Court for the District of Puerto Rico. The final outcome of these proceedings cannot presently be determined since they are in a preliminary stage.

          The Company also did not comply with certain provisions set forth in the Puerto Rico Internal Revenue Code during the period from October, 2000 through February, 2001. These provisions establish the requirement to the Company of withholding and remitting to the Puerto Rico Treasury Department certain amounts from the wagers, prizes, winnings and betting taking place at the racetrack. The Company reached an agreement with the Treasury Department whereas a payment plan was established for the amounts unpaid during the period indicated above, plus payment of all current amounts due under the applicable sections of the Code, as described above. Non-compliance with this agreement could adversely affect the operations of the racetrack.

     (b)  COLOMBIA

          The Company has suffered significant losses from the Colombia operations, which has resulted in the Superintendent of Partnerships of Colombia requiring implementation of a restructuring process in which the Company can either reach agreements with debtors to restructure its debts, or reorganize its operations and its related management. If this process is not completed in accordance with the plan submitted, then the Superintendent will force the liquidation of the Colombia operations.

          The Colombia operations also include a branch of Agency Betting Network, which has also been unable to establish a successful business plan since all operations provided by the branch in Colombia are related to Los Comuneros racetrack. The branch has experienced losses from its operations since its inception and as such, has been unable to satisfy payments to the National Tax Authority of Colombia amounting to approximately $242,000. This situation may force the government of Colombia to seize assets of the branch and, therefore, significantly affect its future operations.

     (c)  DOMINICAN REPUBLIC

          The Company has also experienced significant losses since the beginning of operations in the Dominican Republic (V Centenario Racetrack), and management has not been able to increase the amounts of wagers placed on races.

                            EQUUS GAMING COMPANY L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


          This situation creates concern regarding the operations of the Company in that country.

     (d)  SEC FILINGS

          The abrupt and unexpected closure of Arthur Andersen's LLP offices, the previous audit firm for the Company, has negatively impacted the Company's ability to properly meet the SEC filing guidelines. The Company has continued to file quarterly and annual extensions and reports but these reports had to be filed including unaudited information, pending engagement of a new independent audit firm. The entire process of beating, engaging, and performing the required audits has proved to be difficult and time consuming. The actual audit for year ended December 31, 2001 was further complicated by the Company's inability to communicate with former Arthur Andersen personnel to start a smooth transition process to the new accounting firm.

          With the completion of the audited financial statements, the Company intends to file amended quarterly and annual SEC reports with the audited financial information. Any related fines, penalties, and/or other remedies that the Company and/or its management may be subject to can not be presently determined.

     These factors raise substantial doubt about the Company's ability to continue as a going concern. The racing industry has declined over the last few years, the Company faces competition from other forms of legalized gambling in the countries in which it has operations, and it also faces competition from illegal gambling. The Company also needs the approval from the corresponding governmental entities to make changes in the race cards and the schedule of transmission of live races, both to and from other racetracks, due to the racing regulations.

     Management's planned actions in order to overcome the substantial doubt about the Company's ability to continue as a going concern are the following:

     - The Company has already requested from the Puerto Rico Government the necessary changes in the racing regulations that would let the Company install an Electronic Video Gaming System. It is important to note that the Electronic Video Gaming System is not related to or connected to the Puerto Rican Lottery in any manner. This would let the Company expand its revenue base, provide additional resources for both the racetrack operations and the horse owners, and thus, increase the quality of races with the new resources available for investing in horses. Management also believes that the increase in horses will also create additional interest in the horse racing fans which would also translate to additional money bet at the horse races.

                            EQUUS GAMING COMPANY L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


     - After obtaining from the government these changes in the regulations, management and the stockholders will make either a stand-still offer agreement to the bondholders, whereby their investment would be guaranteed during the stand-still period, or would bring another related company that would provide the necessary resources to refinance the debt and pay back the old bondholders.

     -    Management   also   contemplates   the   approval   of   additional
          presentations of simulcasting races from selected United States racetracks, including during the days there are no live races. This would also increase the amount of commissions earned by the Company, increasing its profitability and financial position.


     - Regarding Dominican Republic and Colombia operations, management is now under plans to request from the government a restructuring of the distribution of money wagered, including tax amounts assessed by the government on wagers. After this restructuring process, there would be an increase in the money distributed to horseowners. It is management's opinion that this will increase both the amount of horses and quality of races, which in turn, would increase the amount of money wagered at the racetrack,

     - The Company may also change its main operation in Puerto Rico and develop the racetrack property as a real estate business. This alternative requires the change in classification of the property by the government in order to obtain the permits necessary to start the development phase, and also will require approval from the government of moving the racetrack facilities to a new property. Therefore, this scenario is a last resource given the timeframe and approvals needed to achieve these preliminary steps.

     - Management has also started a process that will lead to the complete filing of all required reports with the SEC and expects to complete the process before the end of the year 2004. As part of this process, management also will consider the possibility of converting the Company to a privately-owned entity in order to eliminate these requirements, however, this process is in a preliminary consideration stage and no formal decision or management actions have taken place at this point in time.

     There is no assurance that management plans can be achieved. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                            EQUUS GAMING COMPANY L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

     The following is a summary of the most significant accounting policies and practices followed in the preparation of the accompanying financial statements:

     (a)  BASIS OF CONSOLIDATION

          The accompanying consolidated financial statements include all the accounts of the Company and its subsidiaries, as described more fully in note 1, All intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements.

     (b)  RESTRICTED CASH

          The Company has to maintain savings accounts to satisfy the payment of the "poolpote" wager, as required by the Puerto Rico Racing Board Regulations. These accounts must be interest bearing and their balances including interest earned thereon are restricted to payments of this wager. Balances are increased by: (i) accumulated cash in the "poolpote", which is funded by 8% (4% before June 26, 2002) of the total amount played daily in the wager less commissions and taxes, and
          (ii) a bonus dividend that consists of undistributed amounts of other wagers ("breakage") based on the prizes calculation formulas. The balance of the account becomes payable when there is a sole Pick 6 ticket winner, as defined in the racing regulations. The total amount accumulated is also presented as part of outstanding winning tickets and refunds in the accompanying consolidated balance sheets.

                            EQUUS GAMING COMPANY L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


     (c)  ACCOUNTS RECEIVABLE

          Accounts receivable as of December 31, 2001 and 2000 consist of the following:

                                         2001         2000
                                      -----------  ----------
Due from OTB agencies                 $1,512,242   1,906,343
Food service agreement                   294,222     194,086
Due from horseowners and jockeys         631,071     311,859
Autotote Systems, Inc.                   961,805       4,436
Due from racing industry funds           712,363           -
Other                                    484,057   2,157,424
                                      -----------  ----------
                                       4,595,760   4,574,148
Less allowance for doubtful accounts    (519,129)   (245,230)
                                      -----------  ----------
                                      $4,076,631   4,328,918
                                      ===========  ==========

          Amounts due from OTB agencies consist of betting balances net of commissions and do not represent complete resources available to the Company. The Company has to make payments to both horse owners and fiscal agencies on all betting activity and these amounts are also included in the balances due from the OTB agencies. Accounts receivable from the food service agreement is related to the rental of the restaurant and bar facilities at the El Comandante racetrack.

          Due from horseowners and jockeys represent advances made under agreements in Dominican Republic to promote the racing activity. Due from Autotote Systems, Inc. represents the amount pending to be received under a settlement of litigation. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company provides for an estimate of bad debts and adjusts the allowance balance at the end of each year based on the specific identification of balances that present potential collection problems. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

                            EQUUS GAMING COMPANY L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


          The Company also has the right to request to the Puerto Rico Racing Administrator reimbursement of past due balances from agencies in Puerto Rico in. certain cases, as established in the racing regulations. The Administrator has been trusted with a bank account funded with amounts assessed to agencies each racing day in order to provide funds for this purpose. The total cash balance is available for reimbursement to the Company up to $15,000 per agency. Total amount in the account trusted with the Administrator as of December 31, 2001 and 2000 amounted to $408,880 and $303,555, respectively.

     (d)  NOTES RECEIVABLE

          Notes receivable consists of unsecured short-term loans to horse owners with fixed interest rates that range from 11% to 11.5%. These loans provide financing to horse owners to purchase horses as a means to improve the quality of racing.

          The current agreement between the Company and the Confederacion Hipica de Puerto Rico (the Confederacion), a horse owners association, provides that credit lines to all members of the Confederacion, as a group, will not exceed $2,000,000 in the aggregate and $ 100,000 to any single owner, nor will it lend more than 80% of the purchase price of any horse.

     (e)  PROPERTY AND EQUIPMENT

          Property and equipment at December 31, 2001 and 2000 consist of the following:

                                                    2001           2000
                                                -------------  ------------
Land and land improvements                      $ 18,096,418    17,336,995
Buldings and buildings improvements               41,819,904    46,946,475
Equipment and furniture                           16,330,629    17,753,880
                                                -------------  ------------
                                                  76,246,951    82,037,350
Less accumulated depreciation and amortization   (24,938,344)  (22,282,599)
                                                -------------  ------------
                                                $ 51,308,607    59,754,751
                                                =============  ============

          Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the respective assets, which vary from 5 to 20 years, approximately. Leasehold improvements are amortized over their estimated useful lives or the lease term, whichever is shorter. Major replacements and improvements are capitalized and depreciated over their estimated useful

                            EQUUS GAMING COMPANY L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


          lives. Repairs and maintenance expenditures are charged to expense when incurred.

     (f)  COMMISSIONS ON WAGERING

          The Company earns commissions on bets placed on the racetracks' thoroughbred horse races through wagering facilities at both the racetrack and wagering facilities (known as Off-track agencies) located at independently owned premises through the countries in which the Company does business. Commissions are based on percentages of wagers established by law and vary for the different types of wagers in each jurisdiction. Similar percentages have been established for simulcasting races at corresponding racetracks. Commissions are recorded as earned, after the end of each racing day.

     (g)  ADVERTISING AND MARKETING EXPENSES

          During the years ended December 31, 2001, 2000 and 1999, the Company incurred advertising costs of approximately $318,000, $1,189,000, and $1,600,000, respectively.

     (h)  INCOME TAXES

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (i)  IMPAIRMENT OF LONG-LIVED ASSETS

          Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported

                            EQUUS GAMING COMPANY L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


          at the lower of the carrying amount or fair value less costs to sell and depreciation ceases,

     (j)  RECENTLY ISSUED ACCOUNTING STANDARDS

          In June, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) #146. "Accounting for Costs Associated with Exit or Disposal Activities". The Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the Statement are lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity.

          In October, 2002, the FASB issued SFAS #147, "Acquisitions of Certain Financial Institutions", which establishes new standards of accounting for certain acquisitions of financial institutions and establishes standards for transactions between two or more mutual enterprises.

          In December, 2002, the FASB issued SFAS #148, "Interim Financial Reporting", which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and requires more prominent and more frequent disclosure in financial statements about the effects of stock-based compensation.

          Also, in April, 2003 the FASB issued SFAS #149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and in May, 2003, SFAS #150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS #149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS #150 improves the accounting for certain financial instruments that under previous guidance, issuers could account for as equity. This Statement requires that those instruments be classified as liabilities in statements of financial position.

          The FASB has also issued Interpretations #45 (November, 2002) and #46 (January, 2003), which deal with accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, and with the consolidation of variable interest entities.

          None of these new accounting standards, in management's opinion, will have a material effect on the financial position or results of operations of the Company.

                            EQUUS GAMING COMPANY L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


     (k)  FOREIGN CURRENCY TRANSLATION

          Assets and liabilities denominated in non-U.S. dollar currencies are translated into U.S. dollar equivalents using year-end spot foreign exchange rates. Revenues and expenses are translated at amounts that approximate weighted average exchange rates, with resulting gains and losses included in income. The effects of translating operations with a functional currency other than the U.S. dollar are included in partners' capital. The effects of translating transactions with the U.S. dollar as the functional currency, including those in highly inflationary environments, are included in other income.

     (l)  MINORITY INTEREST

          Minority interest in the accompanying balance sheets represents the percentage of ownership held by partners in Galapagos S.A. and Equus Comuneros S.A. Under current partnership agreements, the Company agreed to assume all operating losses in these partnerships in excess of the initial investment of the minority partners. Changes in minority interest during the last year are mainly related to the change in value of the currencies in the countries in which the partnerships operate.

     (m)  USE OF ESTIMATES

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates,

     (n)  RECLASSIFICATWNS

          Certain reclassifications have been made to the 2000 and 1999 financial statements to conform them to the current presentation.

                            EQUUS GAMING COMPANY L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


(3)  BONDS PAYABLE

     On December 15, 1993, the Company issued through El Comandante Capita! Corp. bonds payable in the amount of $68,000,000 to finance the acquisition costs of the racetrack. These bonds were initially due on December 31, 2003 and paid interest semiannually at 11.75%. Due to the financial condition of the Company, no payments of principal and interest on bonds have been paid since December, 2001. which constitutes an event of default under the bond indenture agreement. Additionally, the Partnership has made certain capital distributions to partners that technically, also constitute instances of default to the bond agreement. In December 31, 1998, El Comandante Management Company LLC purchased in the open market units of these bonds in the amount of $7,500,000, at a $1,000,000 discount. The unamortized portion of this investment amounts to $6,051,495 and 6,614,495 as of December 31, 2001 and 2000, respectively, and has been recorded in the accompanying consolidated financial statements as a debt retirement, and the discount on bond retirement has been netted to the discount on bonds payable for financial statement purposes. Based on these facts, the total consolidated amount due and payable under the bond indenture agreement as of December 31, 2001, amounts to $54,704,817 of principal and $3,492,926 of accrued interest, for a total amount due of $58,197,743. The bonds are secured by a first mortgage on the racetrack premises and by certain other collateral which together encompass a lien on (i) the fee interests of the Partnership in the land and fixtures comprising El Comandante, (ii) all related equipment, structures, machinery and other property, including intangible property, ancillary to the operations of El Comandante, and (iii) substantially all of the other assets and property of the Partnership, including the capital stock of El Comandante Capital Corporation owned by the Partnership.

     Based on the default status of the bonds, the investors have filed a petition for foreclosure of the property in the United States Court for the District of Puerto Rico. The petition is still in its preliminary stage and management is still in negotiations with the bondholders in order to reach a tentative stand-still offer that would permit the Partnership re-finance the bonds or to make other debt restructuring procedure. The financial statements do not reflect any adjustments regarding these matters.

                            EQUUS GAMING COMPANY L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


     (4)  NOTES PAYABLE

          Notes payable as of December 31, 2001 and 2000 consist of the following:

                                 2001        2000
                              ----------  ----------
Note payable to bank          $        -   3,000,000
Unsecured bonds payable                -   4,000,000
Note payable to United Tote    2,500,000   2,500,000
Other notes payable to banks     324,043   1,049,961
                              ----------  ----------
                              $2,824,043  10,549,961
                              ==========  ==========

     Note payable to bank consisted of a refinancing of debt under the bond indenture agreement collateralized with the bonds purchased in the open market (note 3). This note paid interest at prime rate plus 1% (10.5% at December 31, 2000) and was due December 15, 2001.

     The unsecured bonds payable were issued by Equus- Panama pursuant to a public offering with interest payable at 11% and were due June 15, 2001.

     These two notes were paid with proceeds for the issuance of preferred stock to a related party during the year ended December 31, 2001 (see note 10).

     The note payable to United Tote consists of an unsecured advance received in connection with a pre-arrangement reached with United Tote to become the totalisator service provider in all the racetracks owned by the Company. The note was scheduled to be paid with a predetermined percentage of the total handle managed at the racetracks and accrues interest at 3% over prime rate. The note was increased in 2002 by $931,956 to include other advances made for working capital purposes during the year and is due on December 31, 2004. Since the Company has not been able to formally appoint United Tote as its sole provider, no principal or interest payments have been made.

     Other notes payable to banks consist of unsecured loans made to subsidiaries from financial institutions bearing interest at rates that fluctuate from 7% to 11%.


(5)  CAPITAL LEASE OBLIGATIONS

     The Company is obligated under capital leases covering motor vehicles and equipment that expire at various dates during the next three years, and which are included within equipment and furniture in the accompanying financial statements. At December 31,

                            EQUUS GAMING COMPANY L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


     2001 and 2000, the gross amount of property and equipment and related accumulated amortization recorded under capital leases were as follows:

                                   2001         2000
                               ------------  ----------
Motor vehicles                 $   579,779     658,397
Equipment                        1,911,353   1,911,353
                               ------------  ----------
                                 2,491,132   2,569,750
Less accumulated amortization   (1,264,255)   (811,328)
                               ------------  ----------
                               $ 1,226,877   1,758,422
                               ============  ==========

     Amortization of assets held under capital leases is included within depreciation and amortization expense.

     Future minimum capital lease payments as of December 31, 2001 are:

         Year ending December 31,            Amount
-----------------------------------------  -----------
               2002                        $  664,300
               2003                           488,232
               2004                           312,731
               2005                            13,096
                                           -----------
Total minimum lease payments                1,478,359
Less amount representing interest (rates
  vary from 6% to 11 %)                      (184,897)
                                           -----------
Capital lease obligations                  $1,293,462
                                           ===========

(6)  RELATED PARTY TRANSACTIONS

     Accounts payable to related parties is composed mainly of notes payable to entities under common ownership that have provided such funds for financing purposes. The notes bear interest at 1% over prime rate {5.25% and 10.50% as of December 31, 2001, and 2000, respectively) and do not have a definite due date.

                            EQUUS GAMING COMPANY L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


(7)  COMMITMENTS AND CONTINGENCIES

     (a)  HORSE OWNER'S AGREEMENTS

          The Company maintains horseowners agreements in the jurisdictions of the racetracks, which are based on the distributions of wagers between the horseowners and the respective operating company based on percentages of wagering established by the horse racing regulations applicable in each country.

          PUERTO RICO
          The current agreement between the Company and the Horse Owner's Association (the Association) covers a period from July, 2000 through July, 2010. The agreement provides for the distribution on an equal basis (50%) of the commissions on wagering earned by the Company,

          In the event that the horse owner's share is less than the base minimum of $25,032,256 established in the contract, the Company will contribute to the Association the amount of $1,000,000 reduced on a dollar for dollar basis for the excess of the horse owners' share over the base minimum. Pursuant to the agreement, the Company was also required to pay 50% of the Association's long-term debt (including interest) outstanding as of June 30, 2000, which amounted to $582,314.

          Consequently, the Association is required to supply sufficient horses to conduct racing operations at El Comandante in accordance with the racing program approved by the Puerto Rico Racing Board, which stipulates a minimum of thirty eight (38) races per week. The contract obligates the Company to provide stables and related facilities and to pay for other commitments with the industry such as funding the annual budgets (as approved by both parties on each year) of the Association and its veterinary clinic. In addition, the Company agreed to contribute 50% of the Association's premiums of certain health insurance benefits for jockeys and trainers. During the years ended December 31, 2001, and 2000, the Company recognized as expense approximately, $765,000 and $1,161,000, respectively, related to the funding of these activities.

          The current agreement was amended in March, 2001 to, among other; establish the distribution of commissions earned on simulcasted races, and to provide for penalties to the Association for non-compliance of providing sufficient horses, as established in the amendment. The amendment provided for a probation period of six months for the transmission of simulcasted races and after final approval of permanent transmission of those races, the Company would pay the Association

                            EQUUS GAMING COMPANY L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


          $1,000,000 each of the first two years after such approval. During the probation period, the Racing Board declined to continue the transmission of simulcasting races. The Association has claimed to the Board that the Company must pay the additional amounts related to the amendment, which in summary amount to $2,000,000. The Company, with the advisory of its legal counsel, believes that no amounts are payable due to the cancellation of the simulcasting races before the end of the probation period.

          DOMINICAN REPUBLIC
          On February 27, 1995, the Company agreed with the National Association of Horseowners to share on a 50% basis all commissions earned on wagers placed at the racetrack, including the transmission of simulcasted races from Puerto Rico, net of commissions paid for the simulcasting agreement. This contract expires in March 31, 2005.

     (b)  CLOSING AGREEMENT WITH PUERTO RICO TREASURY DEPARTMENT

          The Company is required to pay to the Treasury Department of the Government of Puerto Rico various taxes on wagering, as described more fully in the Puerto Rico Internal Revenue Code, within two days of the wagers being placed. The Company failed to remit these tax payments for the period from October 16, 2000 to February 7, 2001. Consequently, the Company accumulated taxes that were assessed finally by the Treasury Department at $11,172,450. The Company and the Treasury Department negotiated a closing agreement under which an interim payment plan was established whereby the Company agreed to pay $50,000 weekly to satisfy the assessed amount, plus a commitment to stay current on all payments of taxes incurred during subsequent racing days. This payment plan had an initial term of six months, after which the Secretary of the Treasury would negotiate a different plan or continue the interim payment agreement. The Company also has to maintain a bond in the amount of $500,000 at all times during the agreement, and the Secretary has the authority to revoke or to call the total amount of the debt in case of non-compliance with any of the provisions agreed on. The Company believes it has complied w;ith the agreement because it has continued to pay the weekly amount as established, and has provided the Treasury Department with both a bond in the amount of $250,000 and with a certificate of deposit pledged with the Department in the same amount, which is presented within prepaid expenses and other assets in the accompanying balance sheets. The Company has also continued to pay all taxes incurred related to the wagering activity at the racetrack. Total debt outstanding as of December 31, 2001 and 2000 related to this agreement amounted to $9,622,450 and 9,935,784, respectively. If the Company continues to comply with the agreement and the Secretary continues to agree with the weekly payment schedule, total amount

                            EQUUS GAMING COMPANY L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


          payable during each of the next three years will amount to $2,600,000, and to $1,822,450 for the year ending December 31, 2005.

          The Company has also been notified of additional assessments regarding prior years' income tax returns. The Company has vigorously objected these assessments. No adjustments have been made to the accompanying financial statements regarding these issues.

     (c)  MUNICIPAL TAX PAYMENT PLAN

          The Company disputed various cases since 1992 related to the volume of business tax as assessed by the Municipality of Canovanas, Puerto Rico, in which the El Comandante racetrack is located. The Company's basis for the dispute related to the fact that the municipality assessed as volume of business, the sales commissions earned by the Off-track betting agencies, located throughout the island of Puerto Rico. The Company claimed this was a case of double taxation but the court ruled against the Company. Total amount assessed under the case amounted to $939,451. Consequently, the Company reached a payment agreement with the municipality whereby weekly payments of at least $5,000 were to be remitted for an eighteen (18) month interim period, starting on August 1, 2001. After this period, the Company has been complying with the weekly payments and has also submitted its municipal tax returns in time, which was an additional requirement under the agreement. Total amount due under this agreement as of December 31, 2001 amounted to $829,451. Subsequently, the Company accelerated payments on this agreement and paid in full the outstanding amount during November, 2003.

          The Municipality has also notified the Company of the possibility of assessing additional municipal taxes due related to the construction projects held at the racetrack after hurricane Georges in 1998 totaling $683,769, including late penalties and interest. The Company is currently reviewing the additional tax assessment with its legal and tax advisors.

     (d)  WAGERING SERVICES AGREEMENTS

          The Company has contracted with Autotote Systems, Inc. (Autotote) to provide wagering totalisator services, software and equipment to the racetracks, necessary for the operation of the off-track betting system. In Puerto Rico, the agreement was renewed in March, 2002 for a period of ten years. Wagering service payments are equivalent to .65% of total wagers placed with a minimum annual fee amounting to $800,800. During the renewal process of this agreement, Autotote agreed to credit approximately $550,000 that the Company owed under

                            EQUUS GAMING COMPANY L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


          the previous contract. This amount has been reclassified from accrued expenses to deferred revenue and is being amortized into income during the ten year period of the contract.

          In Dominican Republic, a similar agreement was entered into in January 1, 1995 for a period of ten years expiring on March 15, 2005. Under this agreement, the Company had to pay fees based on .65% of total wagers placed, with a minimum fee of $200,000. Management subsequently alleged that this agreement was prepared with the intention of harming the business operations of the Company and in December 31, 2001, the court gave a favorable ruling to the Company which stipulated that Autotote shall reimburse the Company for approximately $962,000. As a result of this ruling, the contract was terminated in July 19, 2002 when the Company bought all the equipment from Autotote for the unpaid amount as determined by the court.

          Total expense under these agreements for the years ended December 31, 2001, 2000 and 1999, amounted to $1,644,295 and $1,670,361 and
          $1,838,345,  respectively.

     (e)  LEASE OF PHONE LINES

          The Company has an agreement with the Puerto Rico Telephone Company for the lease of dedicated transmission lines used in the Off-track betting agencies. These lines are used to transfer all wagering information from the agencies to the totalisator system located at the racetrack. The agreement provides for monthly payments based on the total amount of capacity used by the agencies. Total expense incurred during the years ended December 31, 2001, 2000 and 1999 related to this agreement amounted to $1,340,655, $1,110,055 and $1,146,975, respectively.

     (f)  V CENTENARIO LEASE AGREEMENT

          The Company operates the V Centenario Racetrack in the Dominican Republic under a ten year lease agreement expiring in April 2, 2005. The agreement provides for rent payments based on the total amount wagered at the racetrack, not to exceed 1% of total amount wagered. The contract requires the Company to provide maintenance, security, proper insurance coverage, among other administrative requirements, to the racetrack facilities. Total rent incurred under this agreement amounted to approximately $86,000, $83,000 and $93,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

                            EQUUS GAMING COMPANY L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


     (g)  LEGAL PROCEEDINGS

          The Company and certain of its affiliates are presently named defendants in various lawsuits and could he subject to other claims arising out of its business operations. Management, based in part upon advice from its legal counsel believes that the result of such actions will not have a material adverse effect on the Company's financial position or results of operations.

     (h)  SEC FILINGS

          The Company has not been able to comply with the reporting requirements of the SEC. Any related fines, penalties, and/or other remedies that the Company and/or its management may be subject to can not be presently determined.

(8)  RETIREMENT AND PENSION PLANS

     RETIREMENT PLAN

     The Company has established a defined contribution retirement plan for qualified employees of one of its subsidiaries (Equus Entertainment Corporation) which were previously covered under the retirement plan of Interstate General Company L.P. (a former general partner of the Company). Employees are eligible to participate in the retirement plan when they have completed a minimum of 1,000 hours of services and provides for contributions by the Company in amounts equal to 4% of base salaries and wages, not in excess of the U.S. Social Security taxable wage base, and 8% of salaries (limited to $200,000) that exceed that wage base. Eligible employees may also make voluntary contributions to their accounts and self direct the investment of their account balances in various investment funds offered under the plan. Contributions to the Retirement Plan amounted to $26,027, $33,824 and S49,975 for the years ended December 31, 2001. 2000 and  1999,  respectively.

     PENSION PLAN

     The Company has a non-contributory defined benefit pension plan covering substantially all of the nonunion employees of El Comandante Management Company, L.L.C. Benefits are based on the employee's years of service and highest average earnings over five (5) consecutive years during the last fifteen (15) years of employment. The Company's policy is to fund an amount not less than the ER1SA minimum funding requirement and not more than the maximum deductible under the Puerto Rico tax law. The Company has not recorded the minimum pension liability of $250,655 and $138,879 as of December 31, 2001 and 2000, respectively. Management believes that the effect of

                            EQUUS GAMING COMPANY L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


     such adjustment has no material effect on the financial position and/or results of operations of the Company. The information of this pension plan as of and for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                          2001       2000        1999
                                                       ----------  ---------  ----------
Change in Prepaid/(Accrued) Benefit Cost

  Prepaid/( accrued) benefit cost at fiscal year
    beginning                                          $   2,768    (58,588)   (109,255)
  Net periodic benefit income/(cost) for fiscal
    year                                                (215,124)  (166,302)   (155,279)
  Immediate recognition of benefit income/(cost)
    occuring this fiscal year                           (147,081)         -           -
  Employer contributions paid during fiscal year         258,348    227,658     206,446
                                                       ----------  ---------  ----------
      Accrued benefit cost
        at fiscal year end                             $(101,089)     2,768     (58,088)
                                                       ==========  =========  ==========

Change in Projected Benefit Obligation (PBO)

  PBO at prior measurement date                        $ 721,750    594,882   1,152,797
  Service cost                                           144,970    128,225     118,891
  Interest cost                                           65,523     55,616      68,073
  Actuarial (gain)/loss                                  332,600    167,436    (289,600)
  Benefits paid                                          (16,324)  (174,409)   (405,279)
  Administrative expenses expected                       (50,000)   (50,000)    (50,000)
  Curtailments                                          (102,507)         -           -
  Settlements                                           (279,382)         -           -
                                                       ----------  ---------  ----------

    PBO at current measurement date                    $ 816,630    721,750     594,882
                                                       ==========  =========  ==========

Change in Plan Assets

  Fair value of assets at prior measurement date       $ 409,328    428,391     623,532
  Actual return on assets                                 33,815    (28,559)     53,692
  Unrecognized transition obligation                     258,348     52,255      65,319
  Administrative expenses paid                           (28,337)   (50,000)    (50,000)
  Settlement                                            (397,882)     7,241    (264,152)
                                                       ----------  ---------  ----------

    Fair value of assets at current measurement date   $ 275,272    409,328     428,391
                                                       ==========  =========  ==========

                            EQUUS GAMING COMPANY L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


Reconciliation of Funded Status                       2001         2000         1999
                                                  ------------  -----------  -----------
  Accumulated benefit obligation (ABO)            $  (627,016)    (545,439)    (434,282)
                                                  ============  ===========  ===========
  Projected benefit obligation (PBO)              $  (816,630)    (721,750)    (594,882)
  Fair value of assets (FVA)                          275,272      409,328      428,391
                                                  ------------  -----------  -----------
    Funded status                                    (541,358)    (312,422)    (166,491)
  Unrecognized net transition obligation/(asset)       31,840       52,255       65,319
  Unrecognized net loss/(gain)                        408,429      262,935       42,584
                                                  ------------  -----------  -----------
Accrued benefit cost                              $  (101,089)       2,768      (58,588)
                                                  ============  ===========  ===========
Additional minimum liability                      $  (250,655)    (138,879)           -
                                                  ============  ===========  ===========
Intangible assets                                 $    31,840       52,255       65,319
                                                  ============  ===========  ===========
Accumulated other comprehensive
    income adjustment                             $   218,815       86,624            -
                                                  ============  ===========  ===========
Assumptions and Dates
  Discount rate                                          7.50%        7.50%        7.90%
  Compensation increase rate                             4.00%        4.00%        4.00%
  Measurement date                                 12/31/2001   12/31/2000   12/31/1999
  Census date                                        1/1/2001     1/1/2000     1/1/1999

(9)  INCOME TAXES

     The Company is a non-taxable entity for United States income tax purposes, as it has been organized as a partnership. Instead, each partner takes into account the operational result of the Company in its individual income tax return based on its allocable share of participation. Income taxes expenses presented in these financial statements are related to taxes imposed in the foreign countries in which the Company has operations and are based on both the results of operations or business volume, depending on the jurisdiction.

     The Company uses the asset and liability method to account for income taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. A valuation allowance is recognized for any deferred tax asset which, based on management's evaluation, it is more likely than not that some portion or the entire deferred tax asset will not be realized. As of December 31, 2002 and 2001, a valuation

                            EQUUS GAMING COMPANY L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


     allowance equivalent to the deferred tax assets has been established since there is substantial doubt as to their realization. The Company has available net operating loss carryforwards of approximately $7,565,000 to offset future taxable income in Puerto Rico, through 2007,

     The components of the deferred tax liability presented in the accompanying financial statements are related to the following:

Flexible depreciation used in prior years
  for income tax purposes                  $2,333,767
Deterred gain on involuntary conversion       754,292
                                           ----------
                                           $3,088,059
                                           ==========

(10) PREFERRED STOCK

     During the month of July, 2001, Equus Entertainment Corp. issued severs million shares of Class A Preferred Stock that were fully paid by a related party, KEMBT Corporation. The shares issued are non-voting, non-convertible and accrue dividends at an annual rate of 12%. The shares are redeemable at any time as determined by the board of directors.


(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of December 31, 2001 and 2000, the fair value of the first mortgage note was approximately $38,118,000 and $24,504,300, respectively. These values were estimated based on the market price as quoted by a brokerage firm that trades the First Mortgage Notes. The carrying value of notes and accounts receivable, capital leases and accounts payable approximates fair value because of their short term nature and/or because they bear interest at a variable rate.


(12) NON - CASH FINANCING TRANSACTIONS

     During the year ended December 1, 1999, the Company acquired equipment through capital leases amounting to $ 1,668,529.

                            EQUUS GAMING COMPANY L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


(13) DISCONTINUED OPERATIONS

     The Company surrendered its interest in the Panama operation during the year ended December 31, 2001 and recorded the transaction as of the beginning of the year following an agreement with the minority holders. The agreement was entered into on October 9, 2001 and required the Company to sell its shares of the Company in exchange for shares of preferred stock. The value of the transaction was accounted for using the net book value of the Company as of the date of the agreement. Simultaneously, the Company wrote-off from books the value of the preferred stock and recognized a loss in the transaction that has been presented as loss from discontinued operations in the accompanying financial statements.

     The Company also surrendered its participation in Equus Uruguay, which was basically related to the right to operate the Maronas racetrack after an investment of approximately $12,000,000 that was expected to be raised before the expiration of the license granted by government. The efforts to raise the financing were unsuccessful and the license was revoked. As such, the Company liquidated the subsidiary and its operation has been also presented as discontinued operations in the accompanying financial statements-Summarized financial information for discontinued operations is presented below:

                                       2001          2000         1999
                                   ------------  ------------  -----------
Total revenues                     $         -     9,085,000    9,682,000
Expenses                                     -    (9,252,914)  (9,916,065)
                                   ------------  ------------  -----------
Loss from discontinued operations  $(4,601,301)     (167,914)    (234,065)
                                   ============  ============  ===========
Total assets                                     $ 8,630,515    9,189,000
Total liabilities                                 (6,376,441)  (6,362,000)
                                                 ------------  -----------
Net assets                                       $ 2,254,074    2,827,000
                                                 ============  ===========

(14) SEGMENT INFORMATION

     The Company is mainly an operator of racetracks and their related operations in different countries. Therefore, management believes that segments of the business are best monitored and evaluated based on geographical considerations and as such, has identified three segments. The basic monitoring measure used by management to evaluate the operating segments is profitability from operations, excluding non-recurring gains and

                            EQUUS GAMING COMPANY L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


     losses. The following table presents information about the Company's continuing operations by segment (in thousands of dollars):

                            Total Revenues         Loss Before Income Tax     Total Assets
                    -----------------------      ---------------------------  --------------------
                     2001     2000    1999     2001       2000      1999     2001    2000    1999
                    -------  ------  ------  --------  ----------  -------  ------  ------  ------
Puerto Rico         $50,703  54,668  56,699  (12,594)     (6,846)     388   49,694  55,367  54,817
Dominican Republic    5,659   4,265   5,289   (1,391)     (1,688)    (694)   3,678   2,037   1,842
Colombia              1,765   1,839   1,647   (2,780)     (2,540)  (1,831)   7,412   6,406   5,125
Uruguay                   -       -       -        -           -        -        -   6,104       -
Panama                    -       -       -        -           -        -        -  10,216   9,189
                    -------  ------  ------  --------  ----------  -------  ------  ------  ------
        Total       $58,127  60,772  63,635  (16,765)    (11,074)  (2,137)  60,784  80,130  70,973
                    =======  ======  ======  ========  ==========  =======  ======  ======  ======

(15) SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table summarizes selected financial information from quarterly reports as submitted by management. The submitted quarterly reports have not been reviewed by the independent auditors and do not have all the adjustments that resulted from the audits of the financial statements for the years ended December 31, 2001 and 2000.

(in 000 's, except per share data)     First Quarter     Second Quarter      Third Quarter     Fourth Quarter
                                    ------------------  -----------------  -----------------  -----------------
                                      2001      2000     2001      2000     2001      2000     2001      2000
                                    ---------  -------  -------  --------  -------  --------  -------  --------
Total Revenues                      $ 17,014   17,623   10,798    16,815   12,988    16,449   10,543    17,706
Net loss                              (4,033)    (607)  (5,087)   (2,206)  (4,407)   (3,000)  (7,267)   (6,032)
Basic and Diluted Loss per Share       (0.28)   (0.07)   (0.35)    (0.26)   (0.31)    (0.36)   (0.51)    (0.73)

     As discussed more fully in note 1, the Company has not filed reports since the quarter ended December 31, 2002 pending the completion of the audit of the financial statements. Management intends to complete its filings in the near future upon completion of the audits.

                                                                     Translation

PRICEWATERHOUSE COOPERS


                         REPORT OF INDEPENDENT AUDITORS

June 30, 2003

To the Council of Directors and
Stockholders of
Gal pagos, S.A.

We have audited the attached general ledgers of Gal pagos, S.A. as of December 31, 2002 and 2001, and the corresponding statements of loss and accrued deficit and cash flow for the years ended on those dates. These financial statements are the responsibility of the management of Gal pagos, S.A. Our responsibility is to give an opinion on these financial statements based on our audits.

Our audits of these statements were made in accordance to auditing standards generally accepted in the Dominican Republic. These standards require that we plan and conduct the audit in order to obtain reasonable guarantee that the financial statements do not contain important errors or omissions. An audit includes the examination, on a random basis, of the evidence supporting the amounts and disclosures included in the financial statements, it also includes evaluating the accounting principles used and the principal estimates made by management, as well as an evaluation of the global presentation of the financial statements. We consider that our audits provide a reasonable basis for our opinion.

In our opinion, the attached financial statements audited by us, reasonably present, in all its important aspects, the financial situation of Gal pagos, S.A., as of December 31, 2002 and 2001, and the results of its operations and its cash flow for the years ended on those dates, in accordance with accounting principles generally accepted in the Dominican Republic.

                                                                     Translation

PRICEWATERHOUSE COOPERS


To the Council of Directors and
Stockholders of
Gal pagos, S.A.
Page 2
June 30, 2003


The attached financial statements have been prepared considering that the Company shall continue as an ongoing business. As indicated in Note 14 to the attached financial statements, the company has experienced significant losses from the commencement of its operations, having accrued a deficit of RD$190,140,135 and RD$124,851,436 as of December 31, 2002 and 2001,
respectively, and a negative capital of RD$141,339,017 and RD$76,049,718 on the mentioned dates. In addition, the Company maintains a working capital relation of RD$.02 to RD$1.00 and of RD$0.39 to RD$100 in 2002 and 2001, respectively. These factors create significant doubts on the company's ability to continue as an ongoing business. Management's plans in relation to these matters are described in Note 14 to the attached financial statements. The attached financial statements have been prepared in accordance to accounting principles for ongoing businesses, for which reason they do not include adjustments that might be required in the event the company cannot comply with the projected plans.

(Signed) PricewaterhouseCoopers

                                                                     Translation

                                                                        DELOITTE
                                                                        & TOUCHE


REPORT OF THE FISCAL REVIEWER


To the stockholders of
SOCIETY OF EQUUS COMUNEROS, S.A. - SECSA (UNDER REORGANIZATION)


1. I have audited the general ledgers of Society Equus Comuneros S.A. (Under Reorganization) as of December 31, 2002 and 2001 and the corresponding statements of results, of changes in capital, of changes in the financial situation and of cash flow for the years ended on those dates. Said financial statements are the responsibility of the Company's Management. Among my functions is that of auditing and giving an opinion on these financial statements based on my audits.

2. Except for what is mentioned in number 4, I obtained the information necessary to comply with my functions and perform my work in accordance with auditing standards generally accepted in Colombia. Said standards require me to plan and perform the audit in order to obtain a reasonable guarantee on whether the financial statements are free from significant errors. An audit of these financial statements includes examining, on a random basis, the evidence supporting the amounts and disclosures in the financial statements. An audit also includes, the evaluation of the accounting principles used and the significant accounting estimates made by Management, as well as evaluating the general appearance of the financial statements. I consider that my audits have provided a reasonable basis to state my opinion.

3.   In my examination I have observed the following uncertainties:

     a. Just as is mentioned in Note 4, as of December 31, 2002 and 2001 the Company has an Account Receivable with its affiliated Company AGENCY BETTING NETWORK, Colombia Branch, for $8.268 millions and $6.671 millions, respectively. Due to AGENCY BETTING NETWORK, Colombia Branch's, difficult financial

                                                                     Translation

          situation, recovery of this account receivable is uncertain and subject to the future success of this entity's operations.

     b. As of December 31, 2002 withholdings at source payable and other taxes payable in the amount of $2.961 millions (includes interests for delay), practiced to third parties during 1999, 2000, 2001 and 2002 and in favor of the National Tax and Customs Bureau (NTCB). Management is in the process of negotiating a payment plan. In the event the mentioned agreement is not reached, the NTCB could embargo the Company's goods and move forward with legal proceedings.

4. During my examination I have had the following limitations in the scope of my work:

     a. As of December 31, 2002 and 2001, the balance of appraisals in the assets and surplus due to appraisals in capital amounts to $371 millions. Because the property, plant and equipment appraisals were not updated to December 31, 2002 and 2001, as is required by article number 64 of Decree 2649 of 1993, it was not possible to obtain sufficient evidence with respect to the reasonableness of the balance of appraisals and the surplus due to appraisals.

     b. As of the date of this report the company was in the process of conciliating the account payable to Equus Entertainment Corporation, which, as of December 31, 2002, amounted to $1.592 millions. As a consequence, it was not possible to obtain sufficient evidence with respect to the reasonableness of the expense and the liability related to this account payable.

     c. In the year 2001 Equus Comuneros S.A. entered into a contract with Agency Betting Network where it is in charge of operating the betting system of Equus Comuneros S.A., for which Equus Comuneros S.A. agrees to pay to Agency Betting Network as counter-payment for the operation of the betting system, a rate equal to the greater of 5% over the total handle of Equus Comuneros or 5% of the adjusted commission of Equus Comuneros. During the year 2002 amendments to the agreement were made, which we did not observe, and therefore we were not able to get satisfaction as to the account payable of Equus Comuneros to Agency Betting Network for

                                                                     Translation

          $118 millions and for other effects they might have on the company's financial statements.

     d. Just as is mentioned in note 14, as of December 31, 2002 and 2001 the Company has registered an account payable to ETESA for $637 millions and $290 millions related to the values liquidated for the exploitation rights of chance games. As per confirmation received from ETESA as of December 31, 2002 and 2001, the Company owes $1.639 millions and $1.056 millions, for the concept of exploitation rights. Because the difference between $1.002 millions and $766 millions is presently in the process of discussion between the Company's Management and ETESA, it was not possible to verify the sufficiency fo the liabilities and the expense registered for this concept as of December 31, 2002 and 2001.

5. In the report of the fiscal reviewer, dated March 4, 2002, the opinion on the financial statements as of December 31, 2001 contained an uncertainty, because on August 24, 2001 the Superintendency of Societies issued a request formulating charges against the Company for the incorrect filing of some statements of change. On August 8, 2002, the Superintendency of Societies issued the resolution as filed 2002-01-104478, in which it imposed a fine on Society Equus Comuneros, S.A. (Under Reorganization) for $5.000.000, which was registered and paid by the Company. In view of the foregoing, my present opinion as of December 31, 2001 in relation to this matter, as presented herein, is without reservations.

6. In my opinion, except for the effect of the adjustments I could have determined if I had been able to apply auditing procedures to the matters mentioned in number four, and subject to the effect of the adjustments, if any, that might have been required if the final result of the matters mentioned in number three had been known, the financial statements previously mentioned, taken from the accounting books, reasonably present, in all significant aspects, the financial situation of SOCIETY EQUUS COMUNEROS S.A. - SECSA (under reorganization) as of December 31, 2002 and 2001, the results of its operations, the changes in its capital, the changes in its financial situation, and its cash flow for the years ended on those dates, in accordance with accounting principles generally accepted in Colombia, applied over uniform bases.

                                                                     Translation

7. As of December 31, 2002 and 2001, the Company presents accrued losses for $7.045 millions and $4.601 millions, which correspond to those occurred from the date of its establishment. As of those same dates it presents some balances of capital of $1.470 millions and $3.680 millions, negative working capital of $9.068 millions and $6.455 millions and net loss for the period of twelve months ended on December 31, 2002 and 2001 of $2.445 millions and $787 millions, the previous results not taking into account the effect of the Translation matters mentioned in number 5 and the effect, if any, of the matters mentioned in number four of this report. By means of Resolution 213 of October 31, 2001 of the Superintendency of Societies, the Company was accepted for promotion of a reorganization agreement, in the terms and with the formalities established in Law 550 of 1999. At present it is in the process of negotiating with external and internal creditors of the Company and as a result of this negotiation two situations could be reached: (1) that the negotiation can be culminated with the external and internal creditors since they consider the Company to be feasible or (2) that they decide to end the negotiation, in which case the promoter will notify the pertinent authority in order to transact the obligatory liquidation or the equivalent procedure, according to the Law. The attached financial statements have been prepared by the administration assuming that the Company will continue as an ongoing business. According to what has been stated by Management they are taking measures conducive to their reorganization, as explained in note 3, wherefore the Company has not considered it necessary to make any adjustment to the financial statements, in relation to the possibility that the Company cannot continue operating.

8. Also, I inform that during said years the Company's accounting was made pursuant to the legal standards and accounting techniques; the operations registered in the accounting books and the acts of the administrators were adjusted to the statutes and to the decisions of the Board of Partners; the correspondence, account vouchers and books of minutes and registry of stocks are properly kept and maintained; the management report of the administrators keeps the proper concordance with the basic financial statements, and contributions to the Integral Social Security System, in all significant aspects, have been correctly made. On the date of issuance of my report, the society is not in arrears for the concept of contributions to the system. My evaluation of internal control, made with the purpose of establishing the scope of my auditing tests, did not show that the company has not followed adequate measures of internal control and conservation

                                                                     Translation

     and custody over its assets and that of third parties in its possession. I have informed my recommendations on matters of internal control in letters addressed to the Company's management.


(Signed)
LINA MAR A VELASQUEZ ALVAREZ
Fiscal Reviewer
Professional Card No. 61321-T


March 11, 2003