Form 10-K
period 2002-12-31
EQUUS GAMING CO LP
filed 2004-10-22
CIK 928423

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  YEAR  ENDED  DECEMBER  31,  2002  COMMISSION  FILE  NUMBER  000-25306

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

Class A Units representing assignment    NONE (the Company was
of beneficial ownership of the           delisted from the NASDAQ Stock Market
Company's Class A limited partnership    in January 2001)
interests ("Units")

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act). Yes [_] No [X]

The aggregate market value of Units held by non-affiliates of the registrant on June 30, 2004 was approximately $5.6 million.

As of October 7, 2004, there were 3,087,892 Units outstanding.

Documents Incorporated By Reference: Not Applicable

                              EQUUS GAMING COMPANY L.P.
                            2002 FORM 10-K ANNUAL REPORT
                                  TABLE OF CONTENTS

                                                                                Page
                                           PART I

Item 1.   Business                                                                 3
Item 2.   Properties                                                               9
Item 3.   Legal Proceedings                                                       10
Item 4.   Submission of Matters to a Vote of Security Holders                     13

                                          PART II

Item 5.   Market for Registrant's Class A Units and Related Unitholder Matters    13
Item 6.   Selected Financial and Operating Data                                   14
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                         16
Item 8.   Financial Statements and Supplementary Data                             27
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                                  27

                                          PART III

Item 10.  Directors and Executive Officers of the Company and EMC                 28
Item 11.  Executive Compensation                                                  29
Item 12.  Security Ownership of Certain Unitholders and Management                31
Item 13.  Certain Relationships and Related Transactions                          32
Item 14.  Controls and Procedure                                                  32

                                          PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K         33

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

     "As discussed in this Item 1 below, two of these Affiliates own and operate El Comandante Racetrack, which is the primary asset and source of revenues of the Company. The proposed reorganization of the business of these Affiliates is summarized in a press release that was issued on October 18, 2004, providing information relating, among other things, to the bankruptcy filings made by the Affiliates on October 15, 2004.

     The contents of the translation into English of the press release are incorporated by reference into this Item 1. A copy of the translation into English of the press release is attached as exhibit 99.1 to this Annual Report."

ITEM  1.2

The current business description of the Company is more fully disclosed in Note 1 of the "Notes to Consolidated Financial Statements" for the years ended December 31, 2002, 2001 and 2000, which is provided as an attachment to this filing and is incorporated by reference to this Item 1. The business description contained in this Item 1 should be read in conjunction with the referenced description in Note 1.

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

     The Company also has a controlling 100% interest in Satellite Services International, Inc. ("SSI") and Agency Betting Network, Inc. ("ABN"). SSI will provide up-link services, satellite time (contracted from a third party), and leasing of video and data telecommunication equipment, to transmit (or simulcast) live races from and to the Company's racetracks and OTB agencies, including live races from outside the Company's operational territories to the agency distribution networks in order to increase the level of wagering revenues through the Company's OTB systems. ABN is establishing and operating an OTB agency system in Colombia in conjunction with Los Comuneros Race Track in Medell n, Colombia ("Los Comuneros"), owned and operated by Equus Comuneros S.A. ("Equus-Comuneros"). Equus-Comuneros is a corporation organized under the laws of the Republic of Colombia and is a 50% owned subsidiary of the Company. The Colombia OTB system is expected to operate in Bogota, Medellin and other major cities.

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

A.   PUERTO  RICO  OPERATIONS

     El Comandante is the leading racetrack in the Caribbean when measured in gross dollars wagered. Thoroughbred horse racing has been conducted continuously at El Comandante since 1976 and at a predecessor facility since 1957. Races are currently run 52 weeks per year, generally five days per week (Monday, Wednesday, Friday, Saturday and Sunday). Wagering is conducted through facilities at the racetrack and at independently-owned OTB agencies that are linked via on-line computers to El Comandante. During 2002, there were approximately 618 OTB agencies in operation. As of June, 2004 there were 639 active agencies in operation.

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

     EMPLOYEES. ECMC had approximately 192 employees as of December 31, 2002 and approximately 191 employees as of June, 2004. There were 56 employees working in the mutuel, print shop, racing closed circuit television and help desk departments covered by a collective bargaining agreement between ECMC and El Comandante Racetrack Employees Union, which expired August 23, 1998 and was renewed in January 15, 2001 for a three-year period; 76 employees performing building and premises maintenance services covered by a collective bargaining agreement between ECMC and the General Workers Union, which began March 1, 2000, for a three year period. There were 60 employees working in administrative positions. All the security guards positions were eliminated at the end of 1999 and an outsourcing agreement for security services was signed between ECMC and Ranger American of Puerto Rico for a period of one year, with yearly renewable options, which have since been exercised, commencing in January 2000.

     As of June 30, 2004, there were 52 employees working in the mutuel, print shop, racing closed circuit television and help desk departments covered by a collective bargaining agreement between ECMC and El Comandante Racetrack
Employees Union, which expired January 14, 2004 and was renewed effective February 1, 2004 for a three-year period; 77 employees performing building and premises maintenance services covered by a collective bargaining agreement between ECMC and the General Workers Union, which expired February 28, 2003, and was renewed effective November 1, 2003 for a three year period. There were 62 employees working in administrative positions as of June 30, 2004.

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

     At December 31, 2002 there were approximately 232 installed and 172 operating OTB agencies in the Dominican Republic. The OTB system in the Dominican Republic has been negatively impacted by the inability to obtain dependable broadcasting of live races by commercial television with broad island-wide penetration.

     In 2002 through current day operations in 2004, live racing is conducted three days per week with a six-race card. Full card wagering on simulcast races from El Comandante is offered five days a week

     Lottery. Galapagos had a five-year contract with a private operator (Autotote) to provide the wagering distribution system for a government-sponsored electronic lottery, which commenced on November 1, 1997. Lottery games were sold at OTB agencies selected by Galapagos and at agencies selected by the lottery operator. Galapagos' commissions (net of fees paid to a third party) were 1% of gross lottery sales at lottery agencies and 2% of gross lottery sales at OTB agencies. In addition, the lottery operator paid Galapagos a monthly fee for each OTB agency that sells lottery games as reimbursement for a 50% share of telephone line costs. Galapagos also selects the lottery agencies to take Pick 6 pool wagers on Galapagos' live and simulcast races.

     In June 2000 Autotote unilaterally discontinued using the Company's wagering distribution system and entered into a private agreement with the service provider. The Company then initiated arbitration proceedings against the operator and on November 21, 2001 the American Arbitration Association rendered its final award. See Item 3. "Legal Proceedings".

     COMPETITION. Galapagos faces competition from other forms of gambling in the Dominican Republic. The Dominican Republic Government operates a ticket lottery and an electronic lottery throughout the country. The electronic lottery which commenced operations in November 1997 has steadily increased its share of the gaming market. Lottery wagering shows strong cyclical patterns directly linked to the amount accumulated in the jackpot. The Galapagos pick-6 wager represents roughly 40% of the betting handle and is significantly impacted whenever the lottery jackpot is at a high level. There are approximately 3,000 independent sports betting agencies in the Dominican Republic. There were approximately 153 OTB agencies at December 31, 2002. Wagering on baseball is particularly popular. Wagering on cock fighting is both legal and popular in the Dominican Republic. Casino gaming is permitted at hotels with a minimum of 100 rooms and there are 25 licensed casinos in operation. Galapagos also faces competition from illegal gambling.

     EMPLOYEES. Galapagos had 130 employees at December 31, 2002 and 125 employees as of June, 2004. Galapagos has no agreements with unions and has not experienced any work stoppage or material labor difficulties.

C.   COLOMBIA  OPERATIONS

     Since the beginning of 1999, Equus-Comuneros has owned and operated Los Comuneros Racetrack in Medellin, Colombia. Prior to the Company's involvement in these operations, Los Comuneros hosted one live meet per week with an average handle of approximately $100,000, and employed an OTB system with a limited number of sites and technology. During 2002 Los Comuneros operated approximately 150 OTB agencies. As of June, 2004 approximately 125 agencies were operating. Wagering revenues from those agencies was minimal due to limitations in the number of live races and a lack of simulcast races from other countries.


     The OTB agency network is operated by ABN, a wholly owned Puerto Rican subsidiary of the Company, and will be equipped with improved satellite video and data communication equipment with the capacity to service major cities in Colombia. As of December 31, 2002, approximately 126 ABN antennas were installed in Colombia. As of June 30, 2004 approximately 125 antennas were in place.

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


     EMPLOYEES. At December 31, 2002 and June, 2004 Equus-Comuneros had 38 employees and 53 employees, respectively. On race days there are approximately an additional 51 employees operating the betting system.


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

     As of December 31, 2002, the physical assets of SSI consisted of the following:

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

F.   SEGMENT INFORMATION

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

     ITEM 3.  LEGAL  PROCEEDINGS

     AUTOTOTE

     The Company had a case in arbitration at the American Arbitration Association in defense of and against Autotote, involving all the racetracks in which Equus has an ownership interest. Autotote is the company that still currently provides totalizator (betting system) services to El Comandante.

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

          As of June, 2004, El comandante has made all the required payments due under this settlement applicable to El Comandante.

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

               As of June, 2004, Equus-Comuneros owed approximately $440,000 under this settlement. However, this balance includes approximately $250,000 for the purchase of all Autotote equipment at Equus-Comuneros.

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

     The following schedule lists the deficiencies by fiscal year with the corresponding interest and surcharges:

FISCAL                INTEREST
TAX         TAX          AND
YEAR    DEFICIENCY   SURCHARGES    TOTAL
----    ----------   ----------    -----
93/94   $    74,087  $    67,913  $142,000
96/97       120,397       68,224   188,621
97/98       126,666       59,110   185,776
98/99       123,366       45,233   168,599
99/00        93,367       24,898   118,265
00/01       116,735       19,455   136,190
            -------       ------   -------

Totals  $   654,618  $   284,833  $939,451
            =======      =======  ========

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the forth quarter of the Company's 2002 fiscal year.

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

              Price Range of Units
              --------------------
              HIGH    LOW
              ----    ---
2002 QUARTER
     Fourth   0.250  0.150
     Third    0.700  0.200
     Second   0.080  0.010
     First    0.180  0.010

2001 QUARTER
    Fourth    0.220  0.110
    Third     0.080  0.200
    Second    1.050  0.410
    First     1.000  0.530


On October 7, 2004, the closing sale price of Units was $1.65 as reported on in the Pink Sheets. As of October 7, 2004, there were 15,325,381 Units outstanding and approximately 185 Unitholders of record. Of the units outstanding, 3,082,892 have not been registered under the Securities Exchange Act of 1934, and therefore, there are restrictions on whether they can be traded.

     The Company did not make cash distributions to unitholders in fiscal years 2001 and 2002. The Company has not made any cash distributions subsequent to
2002 and does not expect to make cash distributions to its unitholders in the foreseeable future. The Company's principle source of cash has been distributions from HDA. The trust indenture related to the First Mortgage Notes limits distributions by HDA to the Company to approximately 48% of HDA's consolidated net income. It allows additional cash distributions only if certain debt coverage ratios are met. To date these ratios have not been achieved, nor is it likely they will be in 2004.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

The following table sets forth selected financial data for the Company. The historical income statement and balance sheet data for periods prior to 2001 are derived from audited, consolidated financial statements of the Company, certified by the independent audit firm Arthur Anderson LLP up to and including the year 2000. As a result of the disruption within Arthur Andersen LLP caused by Government indictment, the Company engaged a new independent audit firm, Landa Umpierre PSC, in May , 2003. The years 2002 and 2001 historical income statement and balance sheet data below have been certified by the aforementioned independent audit firm, Landa Umpierre PSC. This information should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements of the Company and related notes (see Item 8) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (see Item 7).

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                              -----------------------------------------------------
                                                             HISTORICAL (1, 5) - In Thousands (000)
                                              -----------------------------------------------------
                                                2002       2001       2000       1999       1998
                                              ---------  ---------  ---------  ---------  ---------
Earnings Statemet Data
----------------------
Revenues
  Commissions on wagering                     $ 50,811   $ 51,561   $ 55,846   $ 57,356   $ 52,529
  Net Revenues from lottery services                 -          -         16        546        656
  Income from insurance settlement                   -          -          -          -     12,856
  Other Revenues                                 5,850      6,565      4,758      5,978      2,931
                                              ---------  ---------  ---------  ---------  ---------
                                                56,661     58,126     60,772     63,880     68,972

  Payments to horseowners                       25,341     25,997     28,393     28,797     25,996
  Other Expenses                                32,114     35,948     33,407     27,515     27,594
                                              ---------  ---------  ---------  ---------  ---------
                                                  (794)    (3,819)    (1,028)     7,568     15,382
  Financial expenses                             8,034      8,257      6,913      7,911      9,109
  Depreciation and amortization                  5,072      4,549      4,261      3,021      3,756
  Loss on exchange rates                         2,127        258        187         26         23
  Loss form discontinued operations                  -      4,601        168         10          -
  Impairment loss on El Comandante
    intangible                                       -          -          -          -      3,136
                                              ---------  ---------  ---------  ---------  ---------
                                               (16,027)   (21,484)   (12,557)    (3,400)      (642)
  Provision for income taxes                       107        239        603        742      1,110
  Minority interst in (losses) earnings) (2)       (53)      (117)    (1,315)    (1,029)       228
  Extraordinary income (loss) (5)                    -          -          -         23        167
  Cumulative effect                                  -          -          -          -       (403)
                                              ---------  ---------  ---------  ---------  ---------
  Net (loss) earnings                         $(16,081)  $(21,606)  $(11,845)  $ (3,090)  $ (1,760)
                                              =========  =========  =========  =========  =========

Net (loss) earnings per unit (6)              $  (1.30)  $  (2.31)  $  (1.39)  $  (0.39)  $  (0.28)


                                                           FOR THE YEARS ENDED DECEMBER 31,
                                              -----------------------------------------------------
                                                             HISTORICAL (1, 5) - In Thousands (000)
                                              -----------------------------------------------------
                                                  2002       2001       2000       1999       1998
                                              ---------  ---------  ---------  ---------  ---------
BALANCE SHEET SELECTED DATA:
----------------------------
  Cash and cash equivalents                   $  2,592   $  1,411   $  1,249   $  2,196   $  6,537
  Race tracks property and
    equipment (7)                               47,012     51,309     54,825     54,672     42,428
  Deferred costs                                 1,910      3,447      1,889      2,569      2,866
  Total Assets                                  53,795     60,784     65,745     62,422     56,072
  First Mortgage Notes                          54,114     53,875     57,584     53,834     56,194
  Notes, bonds payable and
    capital lease obligations                    4,477      4,118      5,784      8,878      4,800
  Total liabilities                            110,688    103,077     93,130     76,891     71,265
  Partners' deficit                            (56,893)   (42,293)   (27,385)   (14,469)   (15,193)

     (1) Effective March 8, 1995 the Company consolidates the accounts of Housing Development Associates S.E. ("HDA") and its subsidiaries in its financial statements.

     (2) Net (loss) earnings allocable to the units are based on an interest of approximately 99%. The remaining 1% is held by the Company's general partner. The per unit amount is calculated based on weighted average of Units outstanding since the distribution on February 6, 1995 of 8,505,398 in 2000, 7,796,191 in 1999, 6,342,606 in 1998, 6,333,617 in
          1997  and  1996.

     (3) Includes a step-up of $5,650,000, resulting from the issuance of Units by the Company for a 15% interest in HDA on March 8, 1995, net of related accumulated depreciation and reduced by a net write-off in 1998 of $919,580 in connection with damage caused by Hurricane Georges to El Comandante Race Track. The net book value of the asset resulting from the step-up at December 31, 2001, 2000, 1999, 1998, and 1997 was approximately $3,519,190, $3,669,520, $4,234,000, $3,970,180, and
          $5,097,000,  respectively.

     (4) In 2001, the Company surrendered its controlling interest in the Presidente Rem n racetrack in Panama and also lost its controlling interest in the Maronas racetrack in Montevideo, Uruguay after the license was cancelled by the government and awarded to a different, unrelated operating company. The Company presented the results of these activities as discontinued operations.

     (5) Certain reclassifications have been made to the prior year's (years 1997 through 2000) financial statements to conform them to the current presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's results of operations are principally attributable to its interests in thoroughbred horse racetracks in three countries, each of which is owned and/or operated by a subsidiary: (i) El Comandante in Puerto Rico, owned by Housing Development Associates S.E. ("HDA") and operated since January 1, 1998 by El Comandante Management Company, LLC ("ECMC"), (ii) V Centenario in the Dominican Republic, operated since April 1995 by Galapagos S.A. and (iii) Los Comuneros in Medellin, Colombia, owned and operated since early 1999 by Equus Comuneros, S.A. ("Equus-Comuneros"). In 2001, the Company surrendered its controlling interest in the Presidente Rem n racetrack in Panama and also lost its controlling interest in the Maronas racetrack in Montevideo, Uruguay after the license was cancelled by the government and awarded to a different, unrelated operating company. In 2001, the Company recorded the results of these activities as discontinued operations. In addition, the results of these activities has been "deconsolidated" in the years prior to 2001.


     The following discussion compares: (i) the consolidated results of operations of the Company for 2002 with the comparable results for 2001 and (ii) the Company's consolidated results of operations for 2001 with the comparable results for 2000, all net of the discontinued racetrack operations in Panama and Uruguay.

THE COMPANY'S RESULTS OF OPERATIONS

2002 COMPARED TO 2001
---------------------

REVENUES

     Consolidated Revenues decreased by approximately, $1,465,000 or (2.5%), in 2002 to $56,661,000 from $58,126,000 in 2001. Approximately $750,000 of this decrease was due to decreased commissions on wagering resulting from a lower level of wagering. The remaining decrease was due to a net decrease in all other revenues, as described below.

     COMMISSIONS  ON  WAGERING

     Commissions on wagering decreased by approximately, $750,000 or (1.5%) in 2002 to $50,811,000 as compared to $51,561,000 in 2001. The decrease in commissions was attributable to the following operations: Galapagos ($732,000) and Colombia ($163,000), net of the increase in commissions attributable to El Comandante of $145,000. The decrease at Galapagos was primarily attributable to the rise in the foreign exchange rate.

     PUERTO RICO. Commissions on wagering at El Comandante increased $145,000 or 0.3% from $46,371,000 in 2001 to $46,516,000 in 2002. Commissions on wagering are directly related to the racetrack handle. The off-track live racing handle increased by approximately $12,517,000 with a corresponding increase in commissions of $2,517,000. The on-track betting handle increased by
                              -------------
approximately  $485,000 with a corresponding increase in commissions of $54,000.
                                                         -----------
These increases were mostly off-set by the $13,060,000 decrease in the simulcast handle with a corresponding decrease in commissions of $2,426,000. The Racing Board cancelled its approval for El Comandante to receive races simulcast in from the U.S.A. effective October 22, 2001.

     DOMINICAN REPUBLIC. Commissions on wagering at V Centenario decreased by $732,000 (21.8.0%) from $3,356,000 in 2001 to $2,624,000 in 2002. The total handle decreased $4,069,000 and the exchange rate was unfavorable. Simulcast of races from ECMC was discontinued effective December 2, 2002 due to Puerto Rico Racing Board action as a result of the non-payment of an outstanding simulcast balance owed to ECMC by Galapagos.

     COLOMBIA. Commissions on wagering at Los Comuneros decreased by $163,000, (9.0%) from $1,834,000 in 2001 to $1,671,000 in 2002. There was an increase in total handle of approximately $727,000 due to the addition of simulcasting. However, the wagering commissions decreased due to the unfavorable exchange rate.

     NET  REVENUES  FROM  LOTTERY  SERVICES

     Since June 30, 2000, Autotote had provided services directly to the Lottery Operations [Dominican International Electronic Lottery, Inc. (LEIDSA)] and refused to pay Galapagos service fees under its service contract. See Item 3, "Legal Proceedings".

     OTHER  REVENUES

     During 2002 other revenues decreased by approximately $715,000 or (10.9%) compared to 2001. The decrease was primarily due to a decrease of $1,631,000 in the Dominican Republic for three non-recurring revenue items realized in 2001. These included $966,000 due to Autotote arbitration settlement, $332,000 for prior year (1997) tax settlement, and $333,000 for wagering royalty claims. This non-recurring increase was largely offset by a net increase of $1,170,000 for ECMC in the other income/expense category resulting primarily from the combination of tax penalty and interest assessments and other non-recurring expenses items incurred during 2001. The remaining other income decreases were primarily experienced in the operations of Galapagos ($153,000) and ECMC betting card sales ($164,000).

EXPENSES

     For reasons set forth below, total operating expenses during 2002 decreased by $4,490,000 or (7.3%) as compared to 2001. This includes the net of a decrease of $656,000 or (2.5%) in payments to horse owners, from $25,997,000 in 2001 to $25,341,000 in 2001 combined with a decrease of $3,834,000 in other expenses, from $35,948,000 in 2001 to $32,114,000 in 2001. Some of these expenses were non-recurring and are reported below under appropriate categories.

     PAYMENTS  TO  HORSE  OWNERS

     Payment of purses to horse owners decreased $656,000 (3%) in 2002 compared to 2001:

                                                increase
                        2002         2001      (decrease)
                     -------------------------------------
ECMC (a)             $23,259,000  $23,186,000  $   73,000
Dominican Republic     1,312,000    1,678,000    (366,000)
Columbia                 770,000    1,133,000    (363,000)
                     -------------------------------------
                     $25,341,000  $25,997,000  $ (656,000)
                     =====================================

(a)  Summary  of  horse  owners  contract  provision  for  ECMC:

     The Puerto Rico horse owners contract was signed in July 2000. Under the contract, ECMC is obligated among other items to pay the horse owners $90,000 annually for administrative costs and 50% of the principal and interest owed on an outstanding horse owners loan with a principal balance due of $526,000, plus accrued interest. ECMC must also invest $3,000,000 in improvements to the racetrack during the 10-year term of the contract, as well as provide $2,000,000 of financing for the purchase of horses.

     Additional costs incurred in the year 2001 related to the horse owners contract are included in other expenses.

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

     (iv) In consideration of the above, ECMC would pay an additional $1,000,000 to the Horse Owners Confederation when and if the additional simulcast is approved by the Racing Board

     On June 28, 2001, the Puerto Rico Racing Board granted ECMC the right to increase the number of simulcast races from the United States from three (3) to six (6) per live race day. The Order allowed for a three (3) month probationary period commencing July 1, 2001 and for ECMC to place three (3) simulcast races before the first live race and three (3) simulcast races after the fifth live race during that probationary time period.

     The Racing Board declined the simulcast of races during the probationary period on Thursdays, a day that currently holds no live races.

     Pending final approval of the complete simulcast package by the Racing Board, the contract provided that ECMC was obligated to pay the Horse Owners' Confederation $1,000,000.

     On October 16, 2001, the Racing Board suspended, effective October 22, 2001, simulcasting permitted during the probationary period but not otherwise.

     Simulcast of special events such as the Breeders' Cup, Kentucky Derby and the Preakness as well as the Caribbean Classic and the Confraternity Classic is still permitted.

     OTHER  EXPENSES

     Other expenses decreased by $3,834,000 or 21.4% from $35,948,000 in 2001 to $32,114,000 in 2002. This net decrease includes an increase due to a non-recurring impairment adjustment to SSI equipment valuation in 2002 of $2,335,000. There also were increases of $240,000 in repairs and maintenance costs, $64,000 in water and sewerage costs, and $595,000 in insurance expense. Satellite costs decreased $1,020,000, primarily due to operations and vendor adjustments for SSI while the television and other marketing expenses decreased a net of $696,000. Payroll costs decreased $904,000, professional fees decreased $983,000, agency communications (telephone) costs decreased $163,000, and the travel and related expenses decreased $206,000. There was a net decrease of $1,995,000 in the other operating expense category for Galapagos due primarily to cumulative prior year adjustments recorded in 2001 that were non-recurring in nature. The remaining decreases totaling a net of $1,101,000 are the result of general decreases in all the other expense categories combined.

     FINANCIAL  EXPENSES

     Financial expenses decreased by $223,000 or (2.7%), to a new total of approximately $8,034,000 from the 2001 level of $8,257,000. The interest on loans and capital leases increased $362,000 while bank charges and all other financing expense decreased a net of $123,000. The interest on First Mortgage Notes decreased $462,000.

     DEPRECIATION  AND  AMORTIZATION

     Depreciation and amortization increased by a net of approximately $523,000 or 11.5%, to $5,072,000 in 2002 from $4,549,000 in 2001. This was primarily due to: (a) an increase in both HDA of $127,000 and SSI of $522,000 and ABN of $160,000 due to additional acquisitions in 2001 and 2002, and (b) combined with decreases for ECMC of $75,000, for the Dominican Republic of $62,000, and for Colombia of $145,000, and, finally (c) a net decrease of $4,000 for Equus Entertainment.

PROVISION  FOR  INCOME  TAXES

     The provision for income tax in 2002 totaling $107,000 consists of $48,000 for ABN and $59,000 for Galapagos. The provision for income tax in 2001 totaling $239,000 consists of $93,000 for Equus Entertainment, $37,000 for ABN, $80,000 for Galapagos, and $29,000 for Equus-Comuneros.

MINORITY  INTEREST

     The Company's minority interest shown is income and loss allocable to minority partner interests in HDA, Galapagos and Equus-Comuneros. Because accumulated losses of Galapagos allocable to minority partners exceeded their investment during 2002 and 2001, the Company did not recognize a minority interest in losses of Galapagos.

2001 COMPARED TO 2000
---------------------

REVENUES

     Consolidated Revenues decreased by approximately, $2,646,000 or (4.4%), in 2001 to $58,126,000 from $60,772,000 in 2000. The majority of this decrease was due to the decreased commissions on wagering, which was partially offset by an increase in other revenues, as described below.

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

     El Comandante experienced significant declines in the betting handle on Puerto Rico races as a result of the poor racing program which consisted mainly of "short fields". Wagers placed in Puerto Rico on live races run at El
Comandante decreased $10,125,000. Substantial increases in the simulcasting handle and commissions generated from wagers placed on races from the USA did not compensate for the decline in handle and commissions experienced on Puerto Rico races. Effective October 22, 2001 the Racing Board cancelled its temporary approval for El Comandante to receive races simulcast from the USA.

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

     COLOMBIA. Commissions on wagering at Los Comuneros increased by $274,000, or 17.5%, from $1,560,000 in 2000 to $1,834,000 in 2001. This increase was primarily due to the opening of new OTB agencies and expanded wagering from simulcast races.

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

     PAYMENTS  TO  HORSE  OWNERS

     Payment of purses to horse owners decreased $2,396,000 or (8.4%) in 2001 compared to 2000. The majority of this decrease was due to the decline in wagering commissions due to the decreased level of total betting at ECMC. Total payments to horse owners by property were as follows:


                                                 increase
                        2001         2000       (decrease)
                     --------------------------------------
ECMC (a)             $23,186,000  $25,467,000  $(2,281,000)
Dominican Republic     1,678,000    1,624,000       54,000
Columbia               1,133,000    1,302,000     (169,000)
                     --------------------------------------
                     $15,997,000  $28,393,000  $(2,396,000)
                     --------------------------------------

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

PROVISION  FOR  INCOME  TAXES

     The provision for income tax in 2001 totaling $239,000 consists of $93,000 for Equus Entertainment, $37,000 for ABN, $80,000 for Galapagos, and $29,000 for Equus-Comuneros. The provision for income tax in 2000 totaling $603,000 consists of $570,000 for Equus Entertainment and $33,000 for Equus-Comuneros.

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

     The following is a discussion of the liquidity and capital resources of the Company, including HDA and its subsidiary ECMC, as well as the Company's other subsidiaries ABN and SSI. Net cash flow from foreign subsidiaries of the Company (Equus Comuneros, S.A., Equus Entertainment de Panama, S.A. and Gal pagos, S.A) did not materially affect the consolidated cash flow of the Company in 2002 and these activities are not discussed herein.

LIQUIDITY  AND  CAPITAL  RESOURCES  OF  THE  COMPANY  (AND  ITS  CONSOLIDATED
SUBSIDIARIES)

     The Company recognizes its current inability to generate sufficient cash to support its operations.

     To overcome its financial problems, the Company must look to additional revenue sources including investment or cost savings from:.

     (i)  Implementing  cost  reductions  at  all  properties.

     (ii) Expanding simulcasting in Colombia and the Dominican Republic as well as expanding race pools.

    (iii) Obtaining new bank financing or financing by the Wilson family or other potential investors.

     (vi) Obtain approval for and implementation of a Video Gaming System (VGS) at the OTB agencies and at the racetrack.

     There can be no assurance that any of the above will be achieved, or if achieved, that the results will be sufficient to enable the Company to continue to operate.

     Cash and cash equivalents of the Company, HDA and its consolidated subsidiaries increased by approximately $1.2 million in 2002, primarily as a result of an increase in the restricted cash balance held by ECMC for the payment of future sole winners of the Pool Pote (Pick 6) wager. The Company has historically met its liquidity needs from cash flow generated by (i) the operations of El Comandante racetrack, (ii) short-term loans and capital leases for acquisition of new equipment, and (iii) investment by the Wilson family.

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

     As of December 31, 2002 and December 31, 2001, related party transactions amounted to $6,378,492 and $3,877,521, respectively. These consisted primarily of notes payable to entities owned primarily by the Wilson family. These loans were made to Equus entities for working capital purposes. The notes bear interest at 1% over prime rate and do not have a definite due date.

     During 2002 the principal uses of cash by the Company, HDA and its consolidated subsidiaries for financing and investing activities were payments on capital leases for El Comandante equipment.

     For 2003, projected principal uses of cash, other than for operating activities at El Comandante, are:

     (i)  Principal  payments  on  existing  capital  leases.

     (ii) Capital expenditures, as needed and/or required for the various racing operations.

     (iii)  Weekly  payment  of  delinquent  excise taxes pursuant to agreement.

     (iv) Weekly payment of delinquent real property taxes pursuant to agreement.

     (v)  Cash  needed  to  pay  Autotote  settlement


     INVESTMENTS  IN  TELECOMMUNICATIONS  EQUIPMENT  AND  MARKET  EXPANSION

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

     In August, 2000, the Company obtained a $2.5 million unsecured loan at 3% over prime due on December 29, 2004. Principal and interest was to be paid from ..25% of the wagering handle for the first four (4) years of the service contract with United Tote as outlined in note 4 of the consolidated financial statements, United Tote is not in operation in any of the facilities and this loan is still outstanding as of October 2004.

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

          3. The note was to become due and payable on July 1, 2003. As of October 7, 2004, this note remains outstanding.

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


                    YEAR ENDING    NET AMOUNT
                    DECEMBER 31,  (FACE VALUE)
                    ------------  -------------
                    2001          $       3,454
                    2002                 10,200
                    2003                 40,800
                                  -------------
                                  $      54,454
                                  =============


     As of June 30, 2001, HDA had advanced to Equus approximately $3.8 million against allowable future distributions of profits, which is not in conformity with the terms of the Indenture. Management repaid these advances with the proceeds of a private placement offering of Equus Entertainment preferred stock on July 13, 2001, See
Note  10,  "Preferred  Stock".

     On  December  15,  2001,  June 15, 2002 , December 15, 2002, June 15, 2003,
December 15, 2003, and June 15, 2004 the Company failed to pay interest and principal on the first Mortgage Notes. This constitutes a default under the Indenture. In addition, defaults have occurred in the performance or breach, of covenants and/or warranties of HDA.

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

     GOVERNMENT  MATTERS.

     El Comandante's horse racing and pari-mutuel wagering operations are subject to substantial government regulation. Pursuant to the Puerto Rico Horse Racing Industry and Sport Act (the "Racing Act"), the Racing Board and the Puerto Rico Racing Administrator (the "Racing Administrator") exercises regulatory control over El Comandante's racing and wagering operations. For example, the Racing Administrator determines the monthly racing program for El Comandante and approves the number of annual race days in excess of the statutory minimum of 180 racing days. The Racing Act also apportions payments of monies wagered that would be available as commissions to ECMC. The Racing Board consisted of three persons appointed to four-year terms by the Governor of Puerto Rico. This has currently been changed to a five (5) member Board. The Governor also appoints the Racing Administrator for a four-year term.

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

     On April 2, 2001, the House of Representatives of the Commonwealth of Puerto Rico passed a resolution ordering an investigation of the operations of El Comandante (Puerto Rico) with emphasis on the mechanisms of physical and financial administration and the debts maintained with the Department of the Treasury of Puerto Rico and the members of the Horse Owners Confederation. The Company has complied with all requests for information. The investigation has completed and the Company has no indications of any significant or detrimental findings.

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

As of December 31, 2002, Equus Comuneros, S.A. owed the Colombian Tax and National Customs Administration approximately $939,634, including interest, for withholding at source tax. Management has recently met with the Government to settle the amount outstanding. The plan proposed to the government is as follows:

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

FORWARD-LOOKING  STATEMENT

     Certain matters discussed and statements made within this Form 10-K are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained. Factors that may cause results to differ from these implied by such forward-looking statements include the following:

          - Ability of the Company affiliates to reorganize under their Bankruptcy proceedings

          -    Inability to make Bond debt principal and interest payments

          -    Inability to secure adequate financing

          -    Impact of changes in Lottery and or casino laws

          -    Impact of foreign exchange rates


ITEM 8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The Company's certified Consolidated Financial Statements for the years ended December 31, 2002, 2001, and 2000 are presented as a separate attachment.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There  are  no  such  changes  or  disagreements

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


DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY  AND  EMC

     The table below sets forth the name, age and positions with the Company and EMC of each director and executive officer of EMC and each executive officer of the Company as of December 31, 2002.

NAME                     AGE  POSITIONS WITH THE COMPANY AND EMC
----                     ---  ----------------------------------

James J. Wilson           71  Co-Chairman and Director of EMC

Thomas B. Wilson          42  Co-Chairman, President and Chief Executive

                              Officer; Director of EMC

Juan M. Rivera-Gonzalez   57  Vice Chairman and Director of EMC

Donald J. Kevane          72  Director of EMC

Alberto M. Paracchini     72  Director of EMC

Barbara A. Wilson         68  Director and Secretary of EMC


Mary Pat Wilson           40  Director of EMC

Charles Cuprill           60  Director of EMC

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

Juan M. Rivera-Gonzalez was Executive Vice President and Chief Operating Officer
-----------------------
of EMC and the Company since January 1998 and Director of EMC since February 1998, until he resigned in September 1999 to practice law and serve as legal counsel of the Company. From January 1996 to December 1997 he was Executive Vice President of the Company. From September 1995 to December 1995 he served as Vice President of the Company and was also Vice President of IGC from 1994 to April 1996. From April 1991 to December 1993 he was President and General Manager of ECOC. As of October 15, 2001 he was serving as President and CEO of El Comandante Management Company LLC. On October 17, 2004 he was terminated from employment with the Company.

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

ITEM  11.  EXECUTIVE  COMPENSATION

SUMMARY COMPENSATION TABLE. The following table sets forth the aggregate compensation with respect to the Chief Executive Officer of the Company for services during the years indicated. There was no other executive officer of the Company with compensation in excess of $100,000 for services during 2002.

                                                 ANNUAL      OPTIONS/    COMPEN
NAME AND PRINCIPAL            SALAR    BONU   COMPENSATION     SAR'     -SATION
POSTION                YEAR   Y ($)    S ($)       ($)        (#) (1)   ($) (2)
---------------------  -----  -------  -----  -------------  ---------  --------

Thomas B. Wilson       2002   258,727      -              -         -    42,784
  President and CEO    2001   258,727      -              -         -    10,384
                       2000   258,727      -              -         -     9,752

(1) Represents Unit Appreciation Rights assumed by the Company, as discussed below.

(2)  Reflects contributions to Retirement Plan discussed below.


                    RETIREMENT PLAN. In 1998, the Company established its own retirement plan for employees of its subsidiary EEC. Employees are eligible to participate in the retirement plan when they have completed a minimum employment period of 1,000 hours. The Retirement Plan is a defined contribution plan which provides for contributions by the Company for the accounts of eligible employees in amounts equal to 4% of base salaries and wages not in excess of the U.S. Social Security taxable wage base, and 8% of salaries (limited to $160,000) that exceeded that wage base. Eligible employees may also make voluntary contributions to their accounts and self direct the investment of their account balances in various investment funds offered under the plan. Contributions to the Retirement Plan amounted to $26,027 in 2002. Prior to October 5, 1998, EEC's employees participated in IGC's retirement plan.

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

                    UNIT APPRECIATION RIGHTS. As of December 31, 2002, there are 10,000 Unit Appreciation Rights ("UAR") outstanding corresponding to one executive, fully vested and exercisable, which will expire on October 18, 2004. The UAR entitle the holder to receive, upon exercise, an amount payable in cash, Units of the Company, securities in another company or some combination thereof, as determined by EMC's Board of Directors. The amount received upon exercise is based on the excess of the fair market value of the UAR over a fixed base price. During 2001, there were no UAR exercised or granted. As of December 31, 2002, the unexercised in-the-money UAR had no value. On October 18, 2004 the UAR expired without being exercised.

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

                                                      BENEFICIAL OWNERSHIP(1) and (3)
                                                      -------------------------------
                                                       NUMBER OF
NAME OF BENEFICIAL OWNERSHIP                            UNITS        PERCENT
----------------------------                          -----------  -----------

MANAGEMENT AND DIRECTORS
  Barbara A. Wilson                                            50     0.00%
  Thomas B. Wilson(2)                                      86,397     0.60%
  Mary Pat Wilson                                          86,397     0.60%
  Donald J. Kevane                                          1,000     0.01%
  Alberto Paracchini                                       25,000     0.17%
  Charles A. Cupril                                        10,000     0.07%


  All executive officers of EMC and the
  Company and directors of EMC
  as a group (6 persons)                                  208,844     1.45%

OTHER UNITHOLDERS
  The Wilson Family Limited Partnership ("WFLP")
  22 Smallwood Village Center
  St. Charles, Maryland 20602                           5,093,088    35.14%

  Wilson Security Corporation ("WCS")
  222 Smallwood Village Center
  St. Charles, Maryland 20602                           6,000,000    41.71%

(1) The beneficial ownership of Units was determined on the basis directly and indirectly owned by executive officers and directors of EMC and Units to be issued under UAR's that are exercisable within the next 60 days.

(2) WFLP is owned by the adult children of James J. and Barbara A. Wilson, including Kevin Wilson and Thomas Wilson. However, because neither Kevin Wilson nor Thomas Wilson is general partner in WFLP, the Units of the Company owned by WFLP are not considered beneficially owned by them.

(3) WSC is owned by the Wilson family, the members of the Board of Directors of WSC have the power to control or vote all the shares, but each member cannot Do it unilaterally, without the consent of the other members, therefore none of the units owned by such corporation can be attributed to a single director.

--------------------------------------------------------------------------------

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

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

ITEM  14.  CONTROLS  AND  PROCEDURES

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Acting Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based upon that evaluation, the Chairman and Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.


     There has been no significant change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

ITEM  15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON  FORM 8K

INDEX  TO  FINANCIAL  STATEMENTS.

     (i)  Financial  Statements  (see  attachment)

          Equus  Gaming  Company  L.P.
          Consolidated  Statements  of  Operations  for  the  years
          ended  December  31,  2002,  2001  and  2000
          Consolidated Statements of Comprehensive Income (Loss) for the years ended  December  31,  2002,  2001  and
          Consolidated  Balance  Sheets  as  of  December  31,  2002  and  2001
          Consolidated  Statements  of  Changes  in  Partners'  Deficit  for
            each of the three year  in the period ended December 31, 2002
          Consolidated  Statements  of  Cash  Flows  for  the  years  ended
            December  31,  2002,  2001  and  2000
          Notes  to  Consolidated  Financial  Statements

EXHIBITS

EXHIBIT                                                              INCORPORATED BY
NUMBER     EXHIBIT DESCRIPTION                                       REFERENCE TO THE EXHIBITS INDICATED
-------    -------------------                                       -----------------------------------
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

3.5        Third Amendment to Certificate of                         Exhibit 3.5 to Form S-11
           Limited Partnership of the Company

3.6        Fourth Amendment to Certificate of                        Exhibit 3.6 to Annual
                                                                       Report


           Limited Partnership of the Company                          on Form 10-K of the Company
                                                                       for the year ended December
                                                                       31, 1997 ("1997 10-K")

5.1        Form of Unit Certificate                                  Exhibit 5.1 to Form S-11

10.2       Indenture dated December 15, 1993,                        Exhibit 4.1 to Registration
           among El Comandante Capital Corp.                           Statement on Form S-4
           ("ECCC"), as Issuer, Banco Popular                          yNo. 33-75284 of HDA,
           de Puerto Rico as Trustee ("Banco                           ECCC and El Comandante
           Popular") and HDA as Guarantor                              Operating Company, Inc.
           (the "Indenture")                                           ("ECOC") ("Form S-4")

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

10.11      Stock Pledge Agreement dated                              Exhibit 10.12 to Form S-4
           December 15, 1993, between HDA and
           Banco Popular

10.12      Pledge Agreement (Mortgage Notes)                         Exhibit 10.13 to Form S-4
           dated December 15, 1993 between HDA
           and Banco Popular

10.13      Chattel Mortgage dated December                           Exhibit 10.15 to Form S-4
           15, 1993, between ECOC and HAD

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

10.69      Stock Purchase Agreement dated
           as of March 1, 1999   Exhibit 10.69 to 1998 10-K

31         Certification of Principal Executive Officer              Filed herewith
           and Principal Financial Officer

32         Certification pursuant to to 906 of the Surbanes-Oxley    Filed herewith
           Act of 2002

99.1       Press Release - ECMC; HDA & ECCC File                     Filed herewith
           Reorganization under Chapter 11 of Bankruptcy Act

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

                                        Equus  Gaming  Company  L.P.
                                        ----------------------------
                                        (Registrant)

                                        By:  Equus  Management  Company
                                        Managing  General  Partner

October  14,  2004                         /s/  Thomas  B.  Wilson
------------------                         -----------------------
                                           Thomas  B.  Wilson
                                           Co-Chairman,  President,
                                           Chief Executive Officer and Director,
                                           Acting Chief Financial Officer

October  14,  2004                         /s/  James  J.  Wilson
------------------                         ----------------------
                                           Co-Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE                          TITLE                   SIGNATURE
----                          -----                   ---------

October 14  ,  2004  Co-Chairman                  /s/ James J. Wilson
-------------------                               -------------------
                                                  James J. Wilson

October 14 ,  2004   Co-Chairman, President,      /s/ Thomas B. Wilson
-------------------  Chief Executive Officer      --------------------
                     and Director, Acting         Thomas B. Wilson
                     Chief Financial Officer

October 14,  2004    Director                     /s/ Donald J. Kevane
-------------------                               --------------------
                                                  Donald J. Kevane

October 14 ,  2004   Director                     /s/ Alberto M. Paracchini
-------------------                               -------------------------
                                                  Alberto M. Paracchini

October 14,  2004    Director                     /s/ Charles A. Cuprill
-------------------                               ----------------------
                                                  Charles A. Cuprill

                            EQUUS GAMING COMPANY L.P.

                        Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT

To the Partners and Board of Directors of Equus Gaming Company L.P.:

We have audited the accompanying consolidated balance sheets of Equus Gaming Company L.P. (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in partner's deficit and cash flows for each year in the two year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Galapagos S.A., a majority owned subsidiary of the Company, which statements reflect total assets of approximately $900,000 (2%) and $3,700,000 (6%) as of December 31, 2002 and 2001, respectively, and total revenues of approximately $4,000,000 (7%) and $5,700,000 (10%) for the years ended December 31, 2002 and 2001, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Galapagos S.A., is based solely on the report of the other auditors. The accompanying consolidated statements of operations, changes in partner's deficit and cash flows for the year ended December 31, 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated March 31, 2001, including an explanatory paragraph to express those auditors' substantial doubt about the Company's ability to continue as a going concern.

Except as discussed in the following paragraph, we conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

We were unable to obtain from the independent auditors of Equus Comuneros, a majority owned subsidiary of the Company, and Agency Betting Network - Sucursal de Colombia, a branch of the Company, response to our inquiries regarding their independence under the requirements of the American Institute of Certified Public Accountants and the Securities and Exchange Commission of the Government of the United States of America, nor we were able to obtain response from such auditors regarding their familiarity with accounting principles and auditing standards generally accepted in the United States of America for the years ended December 31, 2002 and 2001. These subsidiaries reflect total assets of approximately $4,600,000 (9%) and $5,200,000 (9%) as of December 31, 2002 and
2001,  respectively,  and  total revenues of $1,800,000 (3%) and $2,100,000 (3%)
for  the  years  then  ended,  respectively.

In our opinion, based on our audit and the report of the other auditors, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the accounts of Equus
Comuneros and Agency Betting Network - Sucursal de Columbia, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Equus Gaming Company L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each year in the two year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note I to the consolidated financial statements, the Company has experienced significant losses from operations during the last four years of operations and. as of December 31, 2002 has an Partners' deficit amounting to approximately $56.900,000, The Company is also in default for payments of principal and interest on bonds guaranteed with property used in the main operations of the Company (whose total balance amounts to approximately $65,000,000 as of December 31, 2002), and. has not been able to comply with the reporting requirements of the Securities and Exchange Commission of the Government of the United States of America, These factors, among others more fully described in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

April  24,  2004
San Juan, Puerto Rico

Stamp No. 1958906 of the Puerto Rico society of CPAs was affixed to the record copy of this report.

                            EQUUS GAMING COMPANY L.P

                          Consolidated Balance Sheets

                           December 31, 2002 and 2001

                     Assets
                                                             2002           2001
                                                         -------------  ------------
Cash on hand and in banks                                $    252,221       738,923
Restricted cash (note 2)                                    2,339,505       671,875
                                                         -------------  ------------
    Total cash                                              2,591,726     1,410,798

Accounts receivable (note 2)                                1,205,581     4,076,631
Due from affiliates (note 6)                                1,016,075       378,307
Prepaid expenses and other                                  1,909,997     3,447,488
Notes receivable (note 2)                                      59,862       162,200
Property and equipment, net (note 2 and 5)                 47,011,870    51,308,607
                                                         -------------  ------------
                                                         $ 53,795,111    60,784,031
                                                         =============  ============

        Liabilities and Partners' Deficit

Bonds payable (note 3)                                   $ 54,114,346    53,874,751
Notes payable (note 4)                                      3,701,151     2,824,043
Accounts payable and accrued liabilities                   31,709,359    28,288,686
Outstanding winning tickets and refunds (note 2)            3,524,268     2,948,679
Capital lease obligations (note 5)                            776,177     1,293,462
Due to affiliates (note 6)                                  43.28,492     3,877,521
Deferred revenues                                             513,978             -
Deferred income taxes (note 9)                              3,088,059     3,088,059
Preferred stock (note 10)                                   6,882,037     6,882,037
                                                         -------------  ------------
    Total liabilities                                    $110,687,867   103,077,238
                                                         -------------  ------------

Partners' Deficit:
  Minority interest (note 2)                                 (375,478)     (284,585)
  Cumulative translation adjustments (note 2)               1,198,455      (720,892)
  Net capital distributions                                (5,706,114)   (5,359,608)
  Accumulated deficit                                     (52,009,619)  (35,928,122)
                                                         -------------  ------------
                                                          (56,892,756)  (42,293,207)
  Commitments and contingencies (note 7)                            -             -
                                                         -------------  ------------
                                                         $ 53,795,111    60,784,031
                                                         =============  ============

See accompanying notes to consolidated financial statements.

                            EQUUS gaming COMPANY L.P.

                      Consolidated Statements of Operations

                  Years ended December 31, 2002, 2001 and 2000

                                                               2002              2001            2000
                                                        -------------------  -------------  ---------------

Revenues:
  Commissions on wagering (note 2)                      $       50,811,381     51,560,896       55,846,307
  Other revenues                                                 5,850,115      6,565,637        4,926,165
                                                        -------------------  -------------  ---------------
                                                                56,661,496     58,126,533       60,772,472
                                                        -------------------  -------------  ---------------


Expenses:
  Purses paid to horsemen                                       25,340,734     25,996,921       28,393,091
  Salaries, wages and employee benefits                          8,205,316      9,109,549        9,134,034
  Other operating costs and expenses (note 2)                   23,908,715     26,837,170       24,272,866
  Depreciation and amortization                                  5,072,238      4,549,367        4,261,472
  Interest expense                                               8,033,760      8,257,133        6,913,066
  Loss in foreign currency transactions (note 2)                 2,127,549        258,355         1.86,561
  Minority interest (note 2)                                       (52,973)      (116,768)      (1,314,872)
                                                        -------------------  -------------  ---------------
                                                                72,635,339     74,891,727       71,846,218
                                                        -------------------  -------------  ---------------

    Loss from continuing operations before income taxes        (15,973,843)   (16,765,194)     (11,073,746)
    Income taxes                                                  (107,655)      (239,099)        (603,310)
                                                        -------------------  -------------  ---------------
    Loss from continuing operations                            (16,081,498)    07,004,293)    (1.1,677,056)
    Loss from discontinued operations (note 12)                          -     (4,601,301)        (167,914)
                                                        -------------------  -------------  ---------------
    Net loss                                            $      (16,081,498)   (21,605,594)     (11,844,970)
                                                        ===================  =============  ===============


Weighted average units outstanding                              12,325,381      9,325,381        8,505,398
                                                        ===================  =============  ===============
Basic and diluted per unit amounts:
  Loss from continuing operations                       $            (1.30)         (1.82)           (1.37)
  Loss from discontinued operations                                                 (0.49)           (0.02)
                                                        -------------------  -------------  ---------------
    Net loss per unit                                   $            (1.30)         (2.31)           (1.39)
                                                        ===================  =============  ===============

See accompanying notes to consolidated financial statements.

                            EQUUS GAMING COMPANY L.P

                  Consolidated Statements of Partners' Deficit

                  Years ended December 31, 2002, 2001 and 2000


                                                   General         Limited
                                                   Partners       Partners          Total
                                                --------------  -------------  ---------------
Balance as of December 31, 1999                 $    (781,879)   (14,003,414)     (14,785,293)
                                                --------------  -------------  ---------------

  Net loss for the year                              (118,450)   (11,726,520)     (11,844,970)
  Currency translation adjustments                      4,185        414,321          418.506
  Issuance of units, net of costs                           -      6,000,000        6,000,000
                                                --------------  -------------  ---------------

Balance as of December 31, 2000                      (896,144)   (19,315,613)     (20,211,757)
                                                --------------  -------------  ---------------

  Net loss for the year                              (216,056)   (21,389,538)     (21,605.594)
  Currency translation adjustments                     (4,759)      (471,097)        (475,856)
                                                --------------  -------------  ---------------

Balance as of December 31, 2001                    (1,116,959)   (41,176,248)     (42,293,207)
                                                --------------  -------------  ---------------

  Net loss for the year                              (160,815)   (15,920,683)     (16,081,498)
  Currency translation adjustments                     19,193      1,900,154        1,919,347
  Net distributions on subsidiary transactions         (4,374)      (433,024)        (437,398)
                                                --------------  -------------  ---------------

Balance as of December 31, 2002                 $ ( 1,262,955)  (55,629,80,1)    (56,892,756)
                                                ==============  =============  ===============

          See accompanying notes to consolidated financial statements.

                            EQUUS GAMING COMPANY L.P

                      Consolidated Statements of Cash Flows

                        December 31, 2002, 2001 and 2000

                                                                       2002           2001          2000
                                                                   -------------  ------------  ------------
Cash flows from operating activities of
  continuing operations:
  Net loss                                                         $(16,081,498)  (21,605,594)  (11,844,970)
  Loss from discontinued operations                                           -     4,601,301       167,914
                                                                   -------------  ------------  ------------
  Net loss from continuing operations                               (16.081,498)  (17,004,293)  (11,677,056)
    Adjustments to reconcile net loss from
      continuing operations to net cash provided by/
      (used, in) operating activities;
        Depreciation and amortization                                 4,619,383     4,170,006     5,015,350
        Deferred taxes                                                        -      (605,733)      620.094
        Minority interest                                                     -      (753,288)   (1,314,872)
        Gain in sale of assets                                                _             _      (179,500)
        Loss on impairment of long lived assets                       2,335,000
        Foreign currency translation adjustments                      1,919,347      (475,856)      1.1,855
        Changes in assets and liabilities:
            Decrease/increase) in accounts receivable                 2,871,050       252,286    (2,914,678)
            Increase in due from affiliates                            (637,768)     (219,951)            -
            Decrease/increase) in prepayments and other               1,537,491     2,042,845      (946,811)
            Increase in accounts payable
              and accrued liabilities                                 3,934,651       396,664    18,378,234
            Increase in outstanding tickets and refunds                 575,589     1.396,551       421.739
            Increase in due to affiliates                             2,500,971     3,877,521             -
                                                                   -------------  ------------  ------------
              Total adjustments                                      19,655,714    10,081,045    19,091,411
                                                                   -------------  ------------  ------------
              Net cash provided by/fused in) operating activities     3,574,216    (6,923,248)    7,414,355
                                                                   -------------  ------------  ------------

Cash flows from investing activities:
    Net receipts from notes receivable                                  102,338     2,797,874             -
    Additions to property and equipment                              (2,418,051)     (118,151)   (3,370,752)
                                                                   -------------  ------------  ------------

              Net cash (used in)/provided by
                investing activities                                 (2,315,713)    2,679,723    (3,370,752)
                                                                   -------------  ------------  ------------

Cash flows from financing activities:
  Net proceed' (payments) of notes payable                              877,108    (7,725,918)    3,401,732
  Proceeds from issuance of preferred stock                                   -     6,882,037             -
  Proceeds from issuance of partnership units                                 -             -     6,000,000
  Payments of capital lease obligations                                (517,285)     (939,097)   (6,796,499)
  Capital distributions                                                (437,398)            -    (1,519,468)
                                                                   -------------  ------------  ------------

              Net cash (used in)/provided by financing activities       (77,575)   (1.782,978)    1,085,765
                                                                   -------------  ------------  ------------

Net increase/(decrease) in cash                                       1,180,928    (6,026,503)    5,129,368
Cash at beginning of year                                             1,410,798     7,437,301     2,307,933
                                                                   -------------  ------------  ------------
Cash at end of year                                                $  2,591,726     1,410,798     7,437,301
                                                                   =============  ============  ============
Supplemental Disclosure of Cash Flow Information:
  Interest paid                                                    $    401,200     8,500,033     5,399,672
                                                                   =============  ============  ============

                            EQUUS GAMING COMPANY L.P

                   Notes to Consolidated Financial Statements

                        December 31 2002, 2001 and 2000



(1)  ORGANIZATION,  LIQUIDITY  AND  CAPITAL  RESOURCES

     Equus Gaming Company L.P. (the Company) is a Virginia Limited Partnership organized on December 16, 1997 as permitted by the State of Virginia
     Revised Uniform Limited Partnership Act. The Partnership's activities encompass mainly the management of horse racetracks in the Caribbean basin and other Latin American countries, together with their respective on-track and off-track betting systems and related communication links. The primary source of income of the Company is related to the management and. operation of the El Comandante racetrack located at Canovanas, Puerto Rico. The
     Company is the sole owner of Equus Entertainment Corp., a corporation organized under the laws of the Commonwealth of Puerto Rico, which controls operations of the racetrack through its 99% ownership of Housing Development Associates SE (HDA). HDA is the sole owner of El Comandante Management Company LLC (a Delaware Limited Liability Corporation and the entity that operates the racetrack) and of the land and related racetrack properties.

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

     The Company also has a 55% interest in Galapagos S.A. (Galapagos), which is the operator since 1995 of the V Centenario Racetrack in the Dominican Republic, and a controlling 50% interest in Equus Comuneros, which is the operator of the Los Comuneros racetrack in Colombia. The Company also manages the agency betting operation in Colombia through the branch in that country of Agency Betting Network (ABN), a wholly-owned corporation organized under the laws of the Commonwealth of Puerto Rico to install and operate betting operations.

     The Company held controlling interests in entities that operate d the Presidente Remon racetrack in Panama and the Maronas racetrack in Montevideo, Uruguay. The Panama operation was surrendered as part of a reorganization of the racetrack operations and the Uruguay operation was liquidated in March, 2001 after the license was canceled by the government and awarded to a different, unrelated operating company. The Company recorded the results of these activities as discontinued operations in the accompanying financial statements.

     The Company also offers satellite up-link services to some of its subsidiaries through Satellite Services International, Inc. (SSI), a wholly-owned subsidiary organized under

                            EQUUS GAMING COMPANY L.P

                   Notes to Consolidated Financial Statements

                        December 31 2002, 2001 and 2000

     the laws of the Commonwealth of Puerto Rico. SSI also provides leasing of video and data telecommunication equipment to transmit live races from and to the racetrack operations. As part of these services, the Company provides simulcasting-in and simulcasting-out of the races held on the racetracks and in some cases, from other third party operated racetracks in the United States.

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, certain matters have affected the Company's operations during the most recent past years which create substantial doubt about the entity's ability to continue as a going concern, as explained more fully below:

     (a)  PUERTO  RICO

          The Company has incurred significant losses from operations in Puerto Rico during the last four years. The horse racing industry has suffered stiff competition from other gambling games approved by the government during the last ten years, which has caused a sharp decrease in the amount of money bet on horse races during such period. Management does not believe that the total amount of money bet at the racetrack, will increase unless the government either changes the fiscal structure of the wagering distribution or revises the regulations in order to permit the Company to enter into other gambling activities that could increase the amount of commissions earned and, thus, increase the financial stability of the Company.

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

                            EQUUS GAMING COMPANY L.P

                   Notes to Consolidated Financial Statements

                        December 31 2002, 2001 and 2000

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

          The Company has also been unable to market the services provided by SSI to outsiders, which has created uncertainty as to the future operations of the subsidiary. Additionally, SSI wrote-off equipment with a book value of approximately $2,335,000 from its books during the year ended December 31, 2002. This equipment was purchased with the intention of providing additional up-link services such as transmission of data and video to the racetrack and to other clients, but the Company was unable to integrate this equipment with other hardware in use currently at the racetrack. Since the equipment could not be used as originally intended, this situation has created additional concerns for the Company regarding the marketability of its products.

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

          The Colombia operations also includes a branch of Agency Betting Network, which has also been unable to establish a successful business plan since all operations provided by the branch in Colombia are related to the Los Comuneros racetrack. The branch has experienced losses from its operations since its

                            EQUUS GAMING COMPANY L.P

                   Notes to Consolidated Financial Statements

                        December 31 2002, 2001 and 2000

          inception and as such, has been unable to satisfy payments to the National Tax Authority of Colombia amounting to approximately $242,000. This situation may force the government of Colombia to seize assets of the branch and, therefore, significantly affect its future operations.

     (c)  DOMINICAN  REPUBLIC

          The Company has also experienced significant losses since the beginning of operations in the Dominican Republic (V Centenario Racetrack), and management has not been able to increase the amounts of wagers placed on races. This situation creates concern regarding the operations of the Company in that country.

     (d)  SEC  FILINGS

          The abrupt and unexpected closure of Arthur Andersen's LLP offices, the previous audit firm for the Company, has negatively impacted the Company's ability to properly meet the SEC filing guidelines. The Company has continued to file quarterly and annual extensions and reports but these reports had to be filed including unaudited information, pending engagement of a new independent audit firm. The entire process of locating, engaging, and performing the required audits has proved to be difficult and time consuming. The actual audits for the two (2) years ending December 31, 2002 and 2001 were further complicated by the Company's inability to communicate with former Arthur Andersen personnel to start a smooth transition process to the new accounting firm. The new independent audit firm had to perform additional audit tests and certification work for those balances carried forward from the year 2000.

          With the completion of the audited financial statements for the fiscal years 2002 and 2001, the Company intends to file amended quarterly and annual SEC reports with the audited financial information. Any related fines, penalties, and/or other remedies that the Company and/or its management may be subject to can not be presently determined.

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

                            EQUUS GAMING COMPANY L.P

                   Notes to Consolidated Financial Statements

                        December 31 2002, 2001 and 2000

Management's planned actions in order to overcome the substantial doubt about the Company's ability to continue as a going concern are the following:

* The Company has already requested from the Puerto Rico Government the necessary changes in the racing regulations that would let the Company install an Electronic Video Gaming System. It is important to note that the Electronic Video Gaming System is not related to or connected to the Puerto Rican Lottery in any manner. This would let the Company expand its revenue base, provide additional resources for both the racetrack operations and the horse owners, and thus, increase the quality of races with the new resources available for investing in horses. Management also believes that the increase in horses will also create additional interest in the horse racing fans which would also translate to additional money bet at the horse races,

* After obtaining from the government these changes in the regulations, management and the stockholders will make either a stand-still offer agreement to the bondholders, whereby their investment would be guaranteed during the stand-still period, or would bring another related company that would provide the necessary resources to refinance the debt and pay back the old bondholders.

* Management also contemplates the approval of additional presentations of simulcasting races from selected United States racetracks, including during the days there are no live races. This would also increase the amount of commissions earned by the Company, increasing its profitability and financial position.

* Regarding Dominican Republic and Colombia operations, management is now under plans to request from the government a restructuring of the distribution of money wagered, including tax amounts assessed by the government on wagers. After this restructuring process, there would be an increase in the money distributed to horseowners. It is management's opinion that this will increase both the amount of horses and quality of races, which in turn, would increase the amount of money wagered at the racetrack.

* The Company may also change its main operation in Puerto Rico and develop the racetrack property as a real estate business. This alternative requires the change in classification of the property by the government in order to obtain the permits necessary to start the development phase, and also will require approval from the government of moving the racetrack facilities to a new property. Therefore, this scenario is a last resource given the timeframe and approvals needed to achieve these preliminary steps.

                            EQUUS GAMING COMPANY L.P

                   Notes to Consolidated Financial Statements

                        December 31 2002, 2001 and 2000

* Management has also started a process that will lead to the complete filing of ail required reports with the SEC and expects to complete the process before the end of the year 2004. As part of this process, management also will consider the possibility of converting the Company to a privately-owned entity in order to eliminate these requirements, however, this process is in a preliminary consideration stage and no formal decision or management actions have taken place at this point in time.

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

(2)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND  PRACTICES

     The following is a summary of the most significant accounting policies and practices followed in the preparation of the accompanying financial statements:

     (a)  BASIS  OF  CONSOLIDATION

          The accompanying consolidated financial statements include all the accounts of the Company and its subsidiaries, as described more fully in note 1. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements.

     (b)  RESTRICTED  CASH

          The Company has to maintain savings accounts to satisfy the payment of the "poolpote" wager, as required by the Puerto Rico Racing Board Regulations. These accounts must be interest bearing and their balances including interest earned thereon are restricted to payments of this wager. Balances are increased by: (i) accumulated cash in the "poolpote", which is funded by 8% (4% before June 26, 2002) of the total amount played daily in the wager less commissions and taxes, and
          (ii) a bonus dividend that consists of undistributed amounts of other wagers ("breakage") based on the prizes calculation formulas. The balance of the account becomes payable when there is a sole Pick 6 ticket winner, as defined in the racing regulations. The total amount accumulated is also presented as part of outstanding wanning tickets and refunds in the accompanying balance sheets.

     (c)  ACCOUNTS  RECEIVABLE

          Accounts receivable as of December 31, 2002 and 2001 consist of the following:

                            EQUUS GAMING COMPANY L.P

                   Notes to Consolidated Financial Statements

                        December 31 2002, 2001 and 2000

                                         2002         2001
                                      -----------  ----------
Due from OTB agencies                 $1,051,917   1,512,242
Food service agreement                   101,659     294,222
Due from horseowners and jockeys               -     631,071
Due from Puerto Rico Government          100,000           -
Autotote Systems, Inc.                        34     961,805
Due from racing industry funds                 -     712,363
Other                                    305,087     484,057
                                      -----------  ----------
                                       1,559,097   4,595,760
Less allowance for doubtful accounts    (353,516)   (519,129)
                                      -----------  ----------
                                      $1,205,581   4,076,631
                                      ===========  ==========

          Amounts due from OTB agencies consist of betting balances net of commissions and do not represent complete resources available to the Company. The Company has to make payments to both horse owners and fiscal agencies on all betting activity and these amounts are also included in the balances due from the OTB agencies. Accounts receivable from the food service agreement is related to the rental of the restaurant and bar facilities at the El Comandante racetrack. Due from Puerto Rico Government represents reimbursement of purse expenses related to a special stake race (Clasico del Caribe) incurred during 2002.

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

                            EQUUS GAMING COMPANY L.P

                   Notes to Consolidated Financial Statements

                        December 31 2002, 2001 and 2000

          The Company also has the right to request to the Puerto Rico Racing Administrator reimbursement of past due balances from agencies in Puerto Rico in certain cases, as established in the racing regulations. The Administrator has been trusted with a bank account funded with amounts assessed to agencies each racing day in order to provide funds for this purpose. The total cash balance is available for reimbursement to the Company up to $15,000 per agency. Total amount in the account trusted with the Administrator as of December 31, 2002 and 2001 amounted to $452,250 and $408,880, respectively.

     (d)  NOTES  RECEIVABLE

          Notes receivable consists of unsecured short-term loans to horse owners with fixed interest rates that range from 11% to 11.5%. These loans provide financing to horse owners to purchase horses as a means to improve the quality of racing. The current agreement between the Company and the Confederacion Hipica de Puerto Rico (the Confederacion), a horse owners association, provides that credit lines to all members of the Confederacion, as a group, will not exceed $2,000,000 in the aggregate and $100,000 to any single owner, nor will it lend more than. 80% of the purchase price of any horse.

     (e)  PROPERTY  AND  EQUIPMENT

          Property and equipment at December 31, 2002 and 2001 consist of the following:

                                                     2002           2001
                                                -------------  ------------
Land and land improvements                      $ 17,885,686    18,096,418
Buildings and buildings improvements              41,685,767    41,819,904
Equipment and furniture                           15,166,861    16,330,629
                                                -------------  ------------
                                                  74,738,314    76,246,951

Less accumulated depreciation and amortization   (27,726,444)  (24,938,344)
                                                -------------  ------------
                                                $ 47,011,870    51,308,607
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

                            EQUUS GAMING COMPANY L.P

                   Notes to Consolidated Financial Statements

                        December 31 2002, 2001 and 2000

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

     (g)  ADVERTISING  AND  MARKETING  EXPENSES

          During the years ended December 31, 2002, 2001 and 2000, the Company incurred advertising costs of approximately $385,000, $318,000, and $1,189,000, respectively.

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

     (i)  IMPAIRMENT  OF  LONG-LIVED  ASSETS

          Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to he generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported

                            EQUUS GAMING COMPANY L.P

                   Notes to Consolidated Financial Statements

                        December 31 2002, 2001 and 2000

          at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.

          The Company recognized a loss in impairment amounting to approximately $2,335,000 during the year ended December 31, 2002 related to the book value of satellite equipment for which no specific use was identified, as discussed more fully in note 1 to the financial statements.

     (j)  RECENTLY  ISSUED  ACCOUNTING  STANDARDS

          In June, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) #146, "Accounting for Costs Associated with Exit or Disposal Activities". The Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the Statement are lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity.

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

          Also, in April, 2003 the FASB issued SFAS #149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and in May, 2003, SFAS #150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS #149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS #150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. This Statement requires that those instruments be classified as liabilities in statements of financial position.

          The FASB has also issued Interpretations #45 (November, 2002) and #46 (January, 2003), which deal with accounting and disclosure requirements for

                            EQUUS GAMING COMPANY L.P

                   Notes to Consolidated Financial Statements

                        December 31 2002, 2001 and 2000

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

     (l)  MINORITY  INTEREST

          Minority interest in the accompanying balance sheets represents the percentage of ownership held by partners in Galapagos S.A. and Equus Comuneros S.A. Under current partnership agreements, the Company agreed to assume all operating losses in these partnerships in excess, of the initial investment of the minority partners. Changes in minority interest during the last year are mainly related to the change in value of the currencies in the countries in which the partnerships operate.

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

     (n)  RECLASSIFICATIOM

          Certain reclassifications have been made to the 2000 financial statements to conform them to the current presentation.

                            EQUUS GAMING COMPANY L.P

                   Notes to Consolidated Financial Statements

                        December 31 2002, 2001 and 2000

(3)  BONDS  PAYABLE

     On December 15, 1993, the Company issued through El Comandante Capital Corp. bonds payable in the amount of $68,000,000 to finance the acquisition costs of the racetrack. These bonds were initially due on December 31, 2003 and paid interest semi-annually at 11.75%. Due to the financial condition of the Company, no payments of principal and interest on bonds have been paid since June, 2001, which constitutes an event of default under the bond indenture agreement. Additionally, the Partnership has made certain capital distributions to partners that technically, also constitute instances of default to the bond agreement. In December 31, 1998, El Comandante Management Company LLC purchased in the open market units of these bonds in the amount of $7,500,000, at a $1,000,000 discount. The unamortized portion of this investment amounts to $6,051.495 as of December 31, 2002 and 2001, respectively, and has been recorded in the accompanying consolidated financial statements as a debt retirement, and the discount on bond retirement has been netted to the discount on bonds payable for financial statement purposes. Based on these facts, the total consolidated amount due and payable under the bond indenture agreement as of December 31, 2002, amounts to $54,944,412 of principal and $9,817,272 of accrued interest, for a total amount due of $64,761,684. The bonds are secured by a first mortgage on the racetrack premises and by certain other collateral which together encompass a lien on (i) the fee interests of the Partnership in the land and fixtures comprising El Comandante, (ii) all related equipment, structures, machinery and other property, including intangible property, ancillary to the operations of El Comandante, and (iii) substantially all of the other assets and property of the Partnership, including the capital stock by the Partnership.

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

(4)  NOTES  PAYABLE

     Notes  payable  as  of December 31, 2002 and 2001 consist of the following:

                                 2002       2001
                             -----------  ---------
Note Payable to United Tote  $ 3,431,956  2,500,000
Notes payable to banks           269,195    324,043
                              ----------  ---------
                             $ 3,701,151  2,824,043
                              ==========  =========

                            EQUUS GAMING COMPANY L.P

                   Notes to Consolidated Financial Statements

                        December 31 2002, 2001 and 2000

     The note payable to United Tote consists of an unsecured advance received in connection with a pre-arrangement reached with United Tote to become the totalisator sendee provider in ail the racetracks owned by the Company. The note was scheduled to be paid with a predetermined percentage of the total handle managed at the racetracks and accrues interest at 3% over prime rate. The note was increased in 2002 by $931,956 to include other advances made for working capital purposes during the year and is due on December 31, 2004. Since the Company has not been able to formally appoint United Tote as its sole provider, no principal or interest payments have been made. Notes payable to banks consist of unsecured loans made to Equus Comuneros by Colombian financial institutions bearing interest at rates that fluctuate from 7% to 10%.

(5)  CAPITAL  LEASE  OBLIGATIONS

     The Company is obligated under capital leases covering motor vehicles and equipment that expire at various dates during the next three years, and which are included within equipment and furniture in the accompanying financial statements. At December 31, 2002 and 2001, the gross amount of property and equipment and related accumulated amortization recorded under capital leases were as follows:

                                   2002         2001
                               ------------  -----------

Motor vehicle                  $   579,779      579,779

Equipment                        1,911,353    1,911,353
                               ------------  -----------

                                 2,491,132    2,491,132

Less accumulated amortization   (1,721,897)  (1,264,255)
                               ------------  -----------

                                   769,235    1,226,877
                               ===========  ============

     Amortization of assets held under capital leases is included within depreciation and amortization expense.

                            EQUUS GAMING COMPANY L.P

                   Notes to Consolidated Financial Statements

                        December 31 2002, 2001 and 2000

     Future  minimum  capital  lease  payments  as  of  December  31,  2002 are:

       YEAR ENDING DECEMBER 31,                  AMOUNT
-----------------------------------------  ------------
              2003                         $   497,317
              2004                             331,841
              2005                              39,193
                                           ------------
Total minimum lease payments                   868,351

Less amount representing interest (rates
  vary from 6% to 11 %)                        (92,174)
                                           ------------
Obligations under capital leases               $776,177
                                           ============


(6)  RELATED  PARTY  TRANSACTIONS

     Accounts payable to related parties is composed mainly of notes payable to entities under common ownership that have provided such funds for financing purposes. The notes bear interest at 1% over prime rate (5.75% and 5,25% as of December 31, 2002 and 2001, respectively) and do not have a definite due date.

(7)  COMMITMENTS  AND  CONTINGENCIES

     (a)  HORSE  OWNER'S  AGREEMENTS

          The Company maintains horseowners agreements in the jurisdictions of the racetracks, which are based on the distributions of wagers between the horseowners and the respective operating company based on percentages of wagering established by the horse racing regulations applicable in each country.

          PUERTO  RICO

          The current agreement between the Company and the Horse Owner's Association (the Association) covers a period from July, 2000 through July, 2010. The agreement provides for the distribution on an equal basis (50%) of the commissions on wagering earned by the Company,

                            EQUUS GAMING COMPANY L.P

                   Notes to Consolidated Financial Statements

                        December 31 2002, 2001 and 2000

          In the event that the horse owner's share is less than the base minimum of $25.032,256 established in the contract, the Company will contribute to the Association the amount of $1,000,000 reduced on a dollar for dollar basis for the excess of the horse owners' share over the base minimum. Pursuant to the agreement, the Company was also required, to pay 50% of the Association's long-term debt (including interest) outstanding as of June 30, 2000, which amounted to $582,314.

          Consequently, the Association is required to supply sufficient horses to conduct racing operations at El Comandante in accordance with the racing program approved by the Puerto Rico Racing Board, which stipulates a minimum of thirty eight (38) races per week. The contract obligates the Company to provide stables and related facilities and to pay for other commitments with the industry such as funding the annual budgets (as approved by both parties on each year) of the Association and its veterinary clinic. In addition, the Company agreed to contribute 50% of the Association's premiums of certain health insurance benefits for jockeys and trainers. During the years ended December 31, 2002, 2001 and 2000, the Company recognized as expense approximately $804,000, $765,000 and $1,161,000, respectively, related to the funding of these activities.

          The current agreement was amended in March, 2001 to, among other, establish the distribution of commissions earned on simulcasted races, and to provide for penalties to the Association for non-compliance of providing sufficient horses, as established in the amendment. The amendment provided for a probation period of six months for the transmission of simulcasted races and after final approval of permanent transmission of those races, the Company would pay the Association $1,000,000 each of the first two years after such approval. During the probation period, the Racing Board declined to continue the transmission of simulcasting races. The Association has claimed to the Board that the Company must pay the additional amounts related to the amendment, which in summary amount to $2,000,000. The Company, with the advisory of its legal counsel, believes that no amounts are payable due to the cancellation of the simulcasting races before the end of the probation period.

          DOMINICAN  REPUBLIC
          On February 27, 1995, the Company agreed with the National Association of Horseowners to share on a 50% basis all commissions earned on wagers placed at the racetrack, including the transmission of simulcasted races from Puerto Rico, net of commissions paid for the simulcasting agreement. This contract expires in March 31,2005.

                            EQUUS GAMING COMPANY L.P

                   Notes to Consolidated Financial Statements

                        December 31 2002, 2001 and 2000

     (b)  ClOSING  AGREEMENT  WITH  PUERTO  RICO  TREASURY  DEPARTMENT

          The Company is required to pay to the Treasury Department of the Government of Puerto Rico various taxes on wagering, as described more fully in the Puerto Rico Internal Revenue Code, within two days of the wagers being placed. The Company failed to remit these tax payments for the period from October 16, 2000 to February 7, 2001, Consequently, the Company accumulated taxes that were assessed finally by the Treasury Department at $11,172,450. The Company and the Treasury Department negotiated a closing agreement under which an interim payment plan was established whereby the Company agreed to pay $50,000 weekly to satisfy the assessed amount, plus a commitment to stay current on all payments of taxes incurred during subsequent racing days. This payment plan had an initial term of six months, after which the Secretary of the Treasury would negotiate a different plan or continue the interim payment agreement. The Company also has to maintain a bond in the amount of $500.000 at all times during the agreement, and the Secretary has the authority to revoke or to call the total amount of the debt in case of non-compliance with any of the provisions agreed on. The Company believes it has complied with the agreement because it has continued to pay the weekly amount as established, and has provided the Treasury Department with both a bond in the amount of $250,000 and with a certificate of deposit pledged with the Department in the same amount, which is presented within prepaid and other assets in the accompanying balance sheets. The
          Company has also continued to pay all taxes incurred related to the wagering, activity at the racetrack. Total debt outstanding as of December 31. 2002 and 2001 related to this agreement amounted to $7,022,450 and $9,622,450, respectively. If the Company continues to comply with the agreement and the Secretary continues to agree with the weekly payment schedule, total amount payable during each of the next two years will amount to $2,600,000, and to $1,822,450.

          The Company has also been notified of additional assessments regarding prior years' income tax returns. The Company has vigorously objected these assessments. No adjustments have been made to the accompanying financial statements regarding these issues.

     (c)  MUNICIPAL  TAX  PAYMENT  PLAN

          The Company disputed various cases since 1.992 related to the volume of business tax as assessed by the Municipality of Canovanas, Puerto Rico, in which the El Comandante racetrack is located. The Company's Basis for the dispute related to the fact that the municipality assessed as volume of business, the sales commissions earned by the Off-track betting agencies, located throughout the

                            EQUUS GAMING COMPANY L.P

                   Notes to Consolidated Financial Statements

                        December 31 2002, 2001 and 2000

          island of Puerto Rico. The Company claimed this was a case of double taxation but the court ruled against the Company. Total amount assessed under the case amounted to $939,451. Consequently, the Company reached a payment agreement with the municipality whereby weekly payments of at least $5,000 were to be remitted for an eighteen
          (18) month interim period, starting on August 1, 2001, After this period, the Company has been complying with the weekly payments and has also submitted its municipal tax returns in time, which was an additional requirement under the agreement. Total amount due under this agreement as of December 31, 2002 and 2001 amounted to $665,742 and $829,451, respectively. Subsequently, the Company accelerated payments on this agreement and paid in full the outstanding amount during November, 2003.

          The Municipality has also notified the Company of the possibility of assessing additional municipal taxes due related to the construction projects held at the racetrack after hurricane Georges in. 1998 totaling $683,769, including late penalties and interest. The Company is currently reviewing the additional tax assessment with its legal and tax advisors.

     (d)  WAGERING  SERVICES  AGREEMENTS

          The Company has contracted with Autotote Systems, Inc. {Autotote) to provide wagering totalisator services, software and equipment to the racetracks, necessary for the operation of the off-track betting system. In Puerto Rico, the agreement was renewed in March, 2002 for a period of ten years. Wagering service payments are equivalent to .65% of total wagers placed with a minimum annual fee amounting to $800,800. During the renewal process of this agreement, Autotote agreed to credit approximately $550,000 that the Company owed under the previous contract. This amount has been reclassified from accrued expenses to deferred revenue and is being amortized into income during the ten year period of the contract.

          In Dominican Republic, a similar agreement was entered into in January 1, 1995 for a period often years expiring on March 15, 2005. Under this agreement, the Company had to pay fees based on .65% of total wagers placed, with a minimum fee of $200,000. Management subsequently alleged that this agreement was prepared with the intention of harming the business operations of the Company and in December 31, 2001, the court gave a favorable ruling to the Company which stipulated that Autotote shall reimburse the Company for approximately $962,000. As a result of this ruling, the contract was terminated in July 19, 2002 when the Company bought all the equipment from Autotote for the unpaid amount as determined by the court.

                            EQUUS GAMING COMPANY L.P

                   Notes to Consolidated Financial Statements

                        December 31 2002, 2001 and 2000

          Total expense under these agreements for the years ended December 31, 2002, 2001 and 2000, amounted to $1,596,771, $1,644,295 and
          $1,670,361,  respectively.

     (e)  LEASE  OF  PHONE  LINES

          The Company has an agreement with the Puerto Rico Telephone Company for the lease of dedicated transmission lines used in the Off-track betting agencies. These lines are used to transfer all wagering information from the agencies to the totalisator system located at the racetrack. The agreement provides for monthly payments based on the total amount of capacity used by the agencies. Total expense incurred during the years ended December 31, 2002, 2001 and 2000 related to this agreement amounted to $1,270,901, $1,340,655 and 1,110,055, respectively.

     (f)  V  CENTENARIO  LEASE  AGREEMENT

          The Company operates the V Centenario Racetrack in the Dominican Republic under a ten years lease agreement expiring in April 2, 2005. The agreement provides for rent payments based on the total amount wagered at the racetrack, not to exceed 1% of total amount wagered. The contract requires the Company to provide maintenance, security, proper insurance coverage, among other administrative requirements, to the racetrack facilities. Total this agreement amounted to approximately $80,000, $86,000 and $83,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     (g)  LEGAL  PROCEEDINGS

          The Company and certain of its affiliates are presently named defendants in various lawsuits and could be subject to other claims arising out of its business operations. Management, based in part upon advice from its legal counsel believes that the result of such actions will not have a material adverse effect on the Company's financial position or results of operations.

     (h)  SEC  FILINGS

          The Company has not been able to comply with the reporting requirements of the SEC. Any related fines, penalties, and/or other remedies that the Company and/or its management may be subject to can not be presently determined.

                            EQUUS GAMING COMPANY L.P

                   Notes to Consolidated Financial Statements

                        December 31 2002, 2001 and 2000

(8)  RETIREMENT  AND  PENSION  PLANS

     RETIREMENT  PLAN

     The Company has established a defined contribution retirement plan for qualified employees of one of its subsidiaries (Equus Entertainment Corporation) which were previously covered under the retirement plan of Interstate General Company L.P. (a former general partner of the Company), Employees are eligible to participate in the retirement plan when they have completed a minimum of 1,000 hours of services and provides for contributions by the Company in amounts equal to 4% of base salaries and wages, not in excess of the U.S. Social Security taxable wage base, and 8% of salaries (limited to $200,000) that exceed that wage base. Eligible employees may also make voluntary contributions to their accounts and self direct the investment of their account balances in various investment funds offered under the plan. Contributions to the Retirement Plan amounted to $23,354, $26,027 and $33,824 for the years ended December 31, 2002, 2001 and  2000,  respectively.

     PENSION  PLAN

     The Company has a non-contributory defined benefit pension plan covering substantially all of the nonunion employees of El Comandante Management Company, L.L.C. Benefits are based on the employee's years of service and highest average earnings over five (5) consecutive years during the last fifteen. (15) years of employment The Company's policy is to fund an amount not less than the ERISA minimum funding requirement and not more than the maximum deductible under the Puerto Rico tax law. The Company has not recorded the minimum pension liability of $307,671, $250,655 and $138,879 as of December 31, 2002, 2001 and 2000, respectively. Management believes that the effect of such adjustment has no material effect on the financial position and/or results of operations of the Company. The information of this pension plan as of and for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                          2002       2001       2000
                                                       ----------  ---------  ---------
CHANGE IN PREPAID/ (ACCRUED) BENEFIT COST

  Prepaid/ (accrued) benefit cost at fiscal year
    beginning                                          $(101,089)     2,768    (58,588)
  Net periodic benefit income/ (cost) for fiscal
    year                                                (215,940)  (215,124)  (166,302)
  Immediate recognition of benefit income/ (cost)
    occuring this fiscal year                           (168,374)  (147,081)         -
  Employer contributions paid during fiscal year         269,926    258,348    277,658
                                                       ----------  ---------  ---------
      Accrued benefit cost
        at fiscal year end                             $(215,477)  (101,089)     2,768
                                                       ==========  =========  =========

CHANGE IN PROJECTED BENEFIT OBLIGATION (PBO)
  PBO at prior measurement date                        $ 816,630    721,750    594,882
  Service cost                                           153,685    144,970    128,225
  Interest cost                                           61,068     65,523     55,616
  Actuarial (gain)/ loss                                 326,630    332,600    117,436
  Benefits paid                                                -    (16,324)  (174,409)
  Administrative expenses expected                       (44,311)   (50,000)         -
  Curtailments                                                 -   (102,507)         -
  Settlements                                           (318,017)  (279,382)         -
                                                       ----------  ---------  ---------
    PBO at current measurement date                    $ 995,682    816,630    721,750
                                                       ==========  =========  =========

CHANGE IN PLAN ASSETS
  Fair value of assets at prior measurement date       $ 275,272    409,328    428,391
  Actual return on assets                                (37,474)    33,815    (28,559)
    Unrecognized transition obligation                   269,926    258,348     52,255
  Administrative expenses paid                           (44,311)   (28,337)   (50,000)
  Settlement                                            (239,331)  (397,882)     7,241
                                                       ----------  ---------  ---------
    Fair value of assets at current measurement date   $ 224,082    275,272    409,328
                                                       ==========  =========  =========

                            EQUUS GAMING COMPANY L.P

                   Notes to Consolidated Financial Statements

                        December 31 2002, 2001 and 2000

Reconciliation of Funded Status                       2002            2001         2000
                                                 ---------------  -----------  -----------
  Accumulated benefit obligation (ABO)           $     (747,230)    (627,016)    (545,439)
                                                 ===============  ===========  ===========
  Projected benefit obligation (PBO)             $     (995,682)    (816,630)    (721,750)
  Fair value of assets (FVA)                            224,082      275,272      409,328
                                                 ---------------  -----------  -----------
    Funded status                                      (771,600)    (541,358)    (312,422)
Unrecognized net transition obligation/( asset)          28,961       31,840       52,255
Unrecognized net loss/(gain)                            527,162      408,429      262,935
                                                 ---------------  -----------  -----------
Accrued benefit cost                             $     (215,477)    (101,089)       2,768
                                                 ===============  ===========  ===========
Additional minimum liability                     $     (307,671)    (250,655)    (138,879)
                                                 ===============  ===========  ===========
Intangible assets                                $       28,961       31,840       52,255
                                                 ===============  ===========  ===========
Accumulated other comprehensive
  income adjustment                              $      278,710      218,815       86,624
                                                 ===============  ===========  ===========
Assumptions and Dates

  Discount rate                                            6.75%        7.50%        7.50%
  Compensation increase rate                               4.00%        4,00%        4.00%
  Measurement date                                   12/31/2002   12/31/2001   12/31/2000
  Census date                                          1/1/2001     17172001     17172000

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

     The Company uses the asset and liability method to account for income taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. A valuation allowance is recognized for any deferred tax asset which, based on. management's evaluation, it is more likely than not that some portion or the entire deferred tax asset will not be realized. As of December 31, 2002 and 2001, a valuation allowance equivalent to the deferred tax assets has been established since there is

                            EQUUS GAMING COMPANY L.P

                   Notes to Consolidated Financial Statements

                        December 31 2002, 2001 and 2000

     substantial doubt as to their realization. The Company has available net operating loss carryforwards of approximately $7,565,000 to offset future taxable income in Puerto Rico, through 2007.

     The components of the deferred tax liability presented in the accompanying financial statements are related to the following:

Flexible depreciation used in prior years
  for income tax purposes                  $2,333,767
Deferred gain on involuntary conversion       754,292
                                           ----------
                                           $3,088,059
                                           ==========

(10) PREFERRED  STOCK

     During the month of July, 2001, Equus Entertainment Corp. issued seven million shares of Class A Preferred Stock that were fully paid by a related party, KEMBT Corporation. The shares issued are non-voting, non-convertible and accrue dividends at an annual rate of 12%. The shares are redeemable at any time as determined by the board of directors.

(11) FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     As of December 31, 2002 and 2001, the fair value of the first mortgage note was approximately $31,039,000 and $38,118,000, respectively. These values were estimated based on the market price as quoted by a brokerage firm that trades the First Mortgage Notes, The carrying value of notes and accounts receivable, capital leases and accounts payable approximates fair value because of their short term nature and/or because they bear interest at a variable rate.

(12) DISCONTINUED  OPERATIONS

     The Company surrendered its interest in. the Panama operation during the year ended December 31, 2001 and recorded the transaction as of the beginning of the year following an agreement with the minority holders. The agreement was entered into on October 9, 2001 and required the Company to sell its shares of the Company in exchange for shares of preferred stock. The value of the transaction was accounted for using the net book value of the Company as of the date of the agreement. Simultaneously, the Company wrote-off from books the value of the preferred stock and recognized a loss in the

                            EQUUS GAMING COMPANY L.P

                   Notes to Consolidated Financial Statements

                        December 31 2002, 2001 and 2000

     transaction that has been presented as loss from discontinued operations in the accompanying financial statements.

     The Company also surrendered its participation in Equus Uruguay, which was basically related to the right to operate the Maronas racetrack after an investment of approximately $12,000,000 that was expected to be raised before the expiration of the license granted by government. The efforts to raise the financing were unsuccessful and the license was revoked. As such, the Company liquidated the subsidiary and its operation has been also presented as discontinued operations in the accompanying financial statements.

     Summarized financial information for discontinued operations is presented below:


                                       2001          2000
                                   ------------   -----------
Total revenues                     $         -     9,085,000
Expenses                           $         -    (9,252,914)
                                   ------------  ------------
Loss from discontinued operations  $(4,601,301)    (167,914)
                                   ============  ============

Total assets                                     $ 8,630,515
Total liabilities                                 (6,376,441)
                                                 ------------
Net assets                                       $ 2,254,074
                                                 ============

(13) SEGMENT  INFORMATION

     The Company is mainly an operator of racetracks and their related operations in different countries. Therefore, management believes that segments of the business are best monitored and evaluated based on geographical considerations and as such, has identified three segments. The basic monitoring measure used by management to evaluate the operating segments is profitability from operations, excluding non-recurring gains and losses. The following table presents information about the Company's continuing operations by segment (in thousands of dollars):

                    -----------------------------------------------------------------------------------
                             Total Revenues       Loss Before Income Tax            Total Assets
                    -----------------------------------------------------------------------------------
                       2002    2001      2000     2002      2001         2000     2002    2001     2000
                    -----------------------------------------------------------------------------------
Puerto Rico         $51,681  50,703    54,668  (10,883)  (12,594)      (6,846)  46,065  49,694   57,769
Dominican Republic    3.961   5,659     4,265   (2,215)   (1,391)      (1,688)     925   3,678    2,036
Colombia              1,019   1,765    1 ,839   (2,876)   (2.780)      (2,540)   6,805   7,412    4,009
                    -----------------------------------------------------------------------------------
Total               $56,661  58,127    60,772  (15,974)  (16,765)     (11,074)  53,795  60,784   63,814
                    ===================================================================================

                            EQUUS GAMING COMPANY L.P

                   Notes to Consolidated Financial Statements

                        December 31 2002, 2001 and 2000

(14) SELECTED  QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED)

     The following table summarizes selected financial information from quarterly reports as submitted by management. The submitted quarterly reports have not been reviewed by the independent auditors and do not have all the adjustments that resulted from the audits of the financial statements for the years ended December 31, 2002 and 2001.

                                    -------------------------------------------------------------------------
(in 000's, except per share data)   First    Quarter   Second   Quarter    Third   Quarter   Fourth  Quarter
                                    -------------------------------------------------------------------------
                                     2002      2001     2002      2001     2002      2001     2002     2001
                                    -------------------------------------------------------------------------
Total Revenues                     $14,552    17,014   13,788    10,798   11,555    12,988   N/A      10,543
Net loss                            (1,969)   (4,033)  (1,779)   (5,087)  (3,265)   (4,407)  N/A      (7,267)
Basic and Diluted Loss per Share     (0.14)    (0.28)   (0.12)    (0.35)   (0.23)    (0.23)  N/A      (0.511)

     As discussed more fully in note 1, the Company has not filed reports since the quarter ended December 31, 2002 pending the completion of the audit of the financial statements. Management intends to complete its filings in the near future upon completion of the audits.

                                                                     Translation

PRICEWATERHOUSE COOPERS


                         REPORT OF INDEPENDENT AUDITORS

June 30, 2003

To the Council of Directors and
Stockholders of
Galapagos, S.A.

We have audited the attached general ledgers of Galapagos, S.A. as of December 31, 2002 and 2001, and the corresponding statements of loss and accrued deficit and cash flow for the years ended on those dates. These financial statements are the responsibility of the management of Galapagos, S.A. Our responsibility is to give an opinion on these financial statements based on our audits.

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

In our opinion, the attached financial statements audited by us, reasonably present, in all its important aspects, the financial situation of Galapagos, S.A., as of December 31, 2002 and 2001, and the results of its operations and its cash flow for the years ended on those dates, in accordance with accounting principles generally accepted in the Dominican Republic.

                                                                     Translation

PRICEWATERHOUSE COOPERS


To the Council of Directors and
Stockholders of
Galapagos, S.A.
Page 2
June 30, 2003


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